Form 10-K
period 2007-12-31
Oncothyreon Inc.
filed 2008-03-17
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-33882

ONCOTHYREON INC.
(Exact name of registrant as specified in its charter, including zip code)

Delaware	26-0868560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 — 110th Avenue NE, Suite 685
Bellevue, Washington 98004
(Address of principal executive office, including zip code)

(Registrant’s telephone number, including area code)
(425) 450-0370
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the Nasdaq National Market, was approximately $120 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 19,485,889 shares of the Registrant’s common stock, $0.0001 par value, outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2008 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2007.

ONCOTHYREON INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

-i-

PART I

ITEM 1.	Business

This annual report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this annual report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements that we:

•	identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities;

•	obtain suitable financing to support our operations, clinical trials and commercialization of our products;

•	manage our growth and the commercialization of our products;

•	achieve operating efficiencies as we progress from a mid-stage to a final-stage biotechnology company;

•	successfully compete in our markets;

•	realize the results we anticipate from the clinical trials of our products;

•	succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	achieve regulatory approval for our products;

•	obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	assure that our products, if successfully developed and commercialized following regulatory approval, are not rendered obsolete by products or technologies of competitors; and

•	not encounter problems with third parties, including key personnel, upon whom we are dependent.

All forward-looking statements are based on information available to us on the date of this annual report and we will not update any of the forward-looking statements after the date of this annual report, except as required by law. Our actual results could differ materially from those discussed in this annual report. The forward-looking statements contained in this annual report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I. Item 1A “Risk Factors” of this annual report.

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development and commercialization of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Our cancer vaccines are designed to stimulate the immune system to attack cancer cells, while our small molecule compounds are designed to inhibit the activity of specific cancer-related proteins. We are advancing our product candidates through in-house development efforts and strategic collaborations with leading pharmaceutical companies. We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer, or NSCLC. We have an exclusive, worldwide collaboration with Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development and commercialization of Stimuvax. Our pipeline of clinical and pre-clinical stage proprietary small molecule product candidates includes PX-12, PX-478 and PX-866 and was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation. The most advanced of our small molecule candidates are PX-12, which is currently in Phase 2 development for pancreatic cancer, and PX-478, for which we initiated a Phase 1 trial in advanced metastatic cancer in August 2007. In addition to our product candidates, we have developed novel vaccine technology we may develop ourselves and/or license to others.

On December 10, 2007, Oncothyreon became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian law. On December 11, 2007, Oncothyreon’s common stock began trading on the Nasdaq Global Market under the symbol “ONTY” in U.S. dollars and on the Toronto Stock Exchange under the symbol “ONY” in Canadian dollars. In addition, pursuant to the plan of arrangement, shareholders of the former Biomira received one share of Oncothyreon common stock for each six common shares of Biomira that they held. All information contained in this annual report, including the information contained in Management’s Discussion and Analysis, selected financial data, and our consolidated financial statements and related notes for the year ended December 31, 2007 gives effect to the 6 for 1 share exchange implemented in connection with the plan of arrangement. The consolidated financial statements have been prepared giving effect to the 6 for 1 share exchange and basic and diluted loss per share for all the periods presented.

The plan of arrangement represents a transaction among entities under common control. The assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon.

Oncothyreon’s Board of Directors and management immediately following the plan of arrangement were the same as Biomira immediately before the plan of arrangement became effective.

Our executive office is located at 110 — 110th Avenue NE, Suite 685, Bellevue, Washington 98004 and our telephone number is (425) 370-0370. We maintain an Internet website at www.oncothyreon.com.

Available Information

We make available free of charge through our investor relations Web site, www.oncothyreon.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Oncothyreon Inc., 110-110th Avenue NE, Suite 685, Bellevue, Washington 98004, phone: 1-877-234-0444 extension 818, e-mail: IR@oncothyreon.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

Our Strategy

Our pipeline of product candidates is comprised of cancer vaccines and small molecule candidates. Our cancer vaccines attack cancer cells by stimulating the immune system, while our small molecule product candidates inhibit critical cancer-related pathways. The resulting product pipeline provides us with opportunities to diversify risk, develop new therapies and establish strategic partnerships. This pipeline is the foundation on which we intend to build a valuable oncology franchise and become a leading developer of vaccine and small molecule therapies for cancer. Key elements of our strategy are to:

•	Advance Our Product Pipeline. Our primary focus is advancing our pipeline of product candidates: Stimuvax, PX-12 and PX-478, which are in clinical trials, and BGLP40, PX-866 and PX-316, which are in pre-clinical development. To that end, we are building internal expertise in our development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

•	Establish Strategic Collaborations to Advance our Product Pipeline. Our strategy is to enter into collaborations at appropriate stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can supplement our own internal expertise in areas such as clinical trials and manufacturing, as well as provide us with access to our collaborators’ marketing, sales and distribution capabilities. For example, in August 2007, we announced the signing of amended and restated collaboration and supply agreements with Merck KGaA, which revised the terms of the collaboration initiated in 2001. Under the revised terms, Merck KGaA has assumed world wide responsibility for the clinical development and commercialization of Stimuvax. We understand Merck KGaA plans to investigate the use of Stimuvax in multiple types of cancer, which we would not have been able to do alone. All development, regulatory, commercialization and marketing costs for Stimuvax have been borne exclusively by Merck KGaA as of March 1, 2006. We will receive cash payments upon the achievement of certain milestones and a royalty based on net sales.

•	Selectively License our Technologies. As a result of our experience in cancer vaccine development, we have acquired and developed unique technologies that are available for license. For example, we have developed a fully synthetic toll-like receptor 4 agonist called PET-lipid A, which we believe to be useful as a vaccine adjuvant. We are currently in discussions with several companies who are evaluating a collaboration with us regarding this technology.

•	Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to acquire or in-license from biotechnology and pharmaceutical companies and academic institutions. Our acquisition of ProlX in October 2006 is an example of such an acquisition. We plan to continue supplementing our internal development programs through strategic acquisition or in-licensing transactions.

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage

Stimuvax	Vaccine	Non-small cell lung cancer	Phase 3
PX-12	Small Molecule	Pancreatic cancer	Phase 2
PX-478	Small Molecule	Advanced solid tumors and lymphoma	Phase 1
PX-866	Small Molecule	Advanced solid tumors, glioma	Preclinical
PX-316	Small Molecule	To be determined	Preclinical
BGLP40	Vaccine	To be determined	Preclinical

Vaccine Products

General

The immunotherapeutic or cancer “vaccine” approach is based on the concept that tumors possess distinct antigens, like the Mucin 1, or MUC1, antigen incorporated in our Stimuvax vaccine, which should be recognized by the body’s immune system. Immunotherapy is designed to stimulate an individual’s immune system to recognize cancer cells and control the growth and spread of cancers in order to increase the survival of cancer patients.

Stimuvax

Our lead product candidate currently under clinical development is a vaccine we call Stimuvax. Stimuvax incorporates a 25 amino acid sequence of the cancer antigen MUC1, in a liposomal formulation. Stimuvax is designed to induce an immune response to destroy cancer cells that express MUC1, a protein antigen widely expressed on many common cancers, such as lung cancer, breast cancer and colorectal cancer. Stimuvax is thought to work by stimulating the body’s immune system to identify and destroy cancer cells expressing MUC1.

Non-small cell lung cancer

Background.  Lung cancer is the leading cause of cancer death for both men and women. More people die of lung cancer than of colon, breast, and prostate cancers combined. According to the World Health Organization, lung cancer (both non-small cell and small cell type) affects more than 1.2 million patients a year, with around 1.1 million deaths annually and around 500,000 in the U.S., Europe and Japan. About 85% of all lung cancers are of the non-small cell type. Further, only about 15% of people diagnosed with NSCLC survive this disease after five years. For most patients with NSCLC, current treatments provide limited success.

Potential Market.  According to a May 2007 Espicom report, the NSCLC market was estimated to be worth $3.7 billion in 2006 with a growth rate of 14% year per year. There are currently no therapeutic vaccines approved for the treatment of NSCLC. We believe therapeutic vaccines have the potential to substantially enlarge the NSCLC market, both because of their novel mechanism of action and their expected safety profile. Stimuvax is currently being developed as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy; there are currently no approved therapies with this indication.

Clinical Results and Status.  In the fourth quarter of 2002, we completed the enrollment of 171 patients in a Phase 2b multi-center trial of Stimuvax in patients with advanced (Stages IIIB and IV) NSCLC at 13 sites in Canada and four sites in the United Kingdom. All patients had received first line standard chemotherapy and had responded to chemotherapy treatment with either a complete response or stable disease. Patients were randomly chosen to receive either Stimuvax along with best supportive care, or best supportive care alone. Best supportive care can include local radiotherapy and second line chemotherapy, according to current standard clinical practice. The objectives of the trial were to measure safety and the possible survival benefit of Stimuvax in these patients. Secondary endpoints of the trial were quality of life and immune response.

We reported the preliminary results from our Phase 2b trial of Stimuvax in December 2004. The median survival of those patients receiving Stimuvax was 4.4 months longer than those on the control arm who did not receive the vaccine. The overall median survival was 17.4 months for patients who received the vaccine versus 13 months for the patients on the control arm who did not receive the vaccine. The two-year survival rate was 43.2% for the vaccine arm versus 28.9% for the control arm. The two-year survival rate for patients who had locoregional Stage IIIB non-small cell lung cancer was 60% for the vaccine arm versus 36.7% for the control arm.

In mid-2005, we began scheduling for the manufacture of new vaccine supplies incorporating manufacturing changes intended to secure the future commercial supply of the vaccine. We began a small clinical safety study of the new formulation of Stimuvax in the second quarter of 2005. The results of this study indicated that the new formulation is equivalent to the formulation used in the Phase 2b trial.

In April 2006, we announced that the final survival analysis of our Phase 2b trial of Stimuvax in patients with Stages IIIB and IV non-small cell lung cancer showed that the median survival in the pre-stratified subset of locoregional Stage IIIB patients on the vaccine arm was 30.6 months compared to 13.3 months observed for the same stage patients who did not receive the vaccine, a difference of 17.3 months. These data were obtained through ongoing, regular follow-up of patients enrolled in the trial.

In December 2006, we reached an agreement with the United States Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the Phase 3 trial of Stimuvax for the treatment of non-small cell lung cancer. The SPA relates to the design of the Phase 3 trial and outlines definitive clinical objectives and data analyses considered necessary to support regulatory approval of Stimuvax.

In January 2007, a global Phase 3 trial assessing the efficacy and safety of Stimuvax as a potential treatment for patients with unresectable, or inoperable, Stage III NSCLC was opened for enrollment. The trial is being conducted by Merck KGaA under our collaboration with them and is expected to include more than 1,300 patients in approximately 30 countries. We expect the trial to be complete in 2011.

The FDA has granted Fast Track status to the investigation of Stimuvax for its proposed use in the treatment of NSCLC. The FDA’s Fast Track programs are designed to facilitate the development and expedite review of drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. With Fast Track designation, there may be more frequent interactions with the FDA during the development of a product and eventually a company may be eligible to file a U.S. Biologics License Application on a rolling basis as data become available.

FDA-Approved NSCLC Therapies.  Stage I-IIIa NSCLC patients are generally treated with surgery and radiation, while Stage IIIb-IV patients are inoperable and generally treated with chemotherapy, radiation and palliative care. The market is currently driven by the use of several drug classes, namely chemotherapeutic agents (taxanes and cytotoxics) and targeted therapies (Iressa, Nexavar, Sutent, Tarceva and Avastin). However, there are currently no approved maintenance therapies for inoperable Stage III NSCLC following induction chemotherapy, the population for which we are currently testing Stimuvax, and no approved cancer vaccines for any indication.

BGLP40 Liposome Vaccine Product Candidate

We have developed a completely synthetic MUC1-based liposomal glycolipopeptide cancer vaccine, BGLP40 liposome vaccine, for potential use in several cancer indications, including breast, thyroid, colon, stomach, pancreas and prostate, as well as certain types of lung cancer. The BGLP40 glycolipopeptide combines carbohydrate and peptide determinates in a multi-epitopic vaccine that evokes both cellular and humoral immune responses against major cancer-associated epitopes expressed on adenocarcinomas. BGLP40 liposome vaccine is expected to be our first completely synthetic vaccine. BGLP40 liposome vaccine formulations also include our proprietary liposomal delivery technology. This product candidate is currently in pre-clinical development and we are currently evaluating whether to move BGLP40 liposome vaccine into clinical development ourselves or with a potential collaborator.

Small Molecule Drugs

General

On October 30, 2006, we acquired ProlX Pharmaceuticals Corporation, or ProlX, of Tucson, Arizona, a privately held biopharmaceutical company focused on the development of novel therapeutics for the treatment of cancer. With the ProlX acquisition, we have added a pipeline of targeted small-molecule cancer drugs to our existing pipeline of cancer vaccines. Our small molecule compounds are designed to inhibit the activity of specific cancer-related proteins. We believe this enhanced pipeline gives us multiple opportunities for successful clinical development while diversifying risk.

The compounds discovered and developed by ProlX are novel agents for the treatment and prevention of cancer, focusing on redox regulation of survival signaling pathways. The chosen drug targets are uniquely linked to the early stages of the initiation of cancer, to the growth of a cancer cell, its differentiation or its response to apoptosis or cell death. The unregulated nature of redox proteins in many cancers disrupts the normal processes of cell growth and death.

The ProlX drug candidates target redox regulation and proteins in major signaling pathways: (1) thioredoxin/ thioredoxin reductase, (2) hypoxia inducible factor-1a (HIF-1a), and (3) proteins within the phosphoinositide-3-kinase (PI-3-kinase)/Akt (protein kinase B) survival signaling pathway. These pathways are interrelated and are part of the mechanism by which cells respond to conditions of hypoxia, or low levels of oxygen (Figure 1). Hypoxia is a characteristic of many cancers. By inhibiting these proteins, our small molecule compounds are designed to inhibit the mechanisms by which cancer cells survive and proliferate.

Figure 1:

PX-12

PX-12 is a small molecule irreversible inhibitor of the redox protein thioredoxin. Thioredoxin is involved in the first unique step in DNA synthesis. Thioredoxin also provides control over a number of transcription factors affecting cell proliferation and death through the mechanism of redox regulation. Figure 2 illustrates the cellular location of thioredoxin and some of the mechanisms by which it controls cell growth.

Figure 2:

THIOREDOXIN’S (TRX) EFFECTS ON THE CELL

1. Trx is reduced into its active state, Trx (red) by the enzyme thioredoxin reductase.

2. Trx enters the nucleus to regulate transcription factor activity (factors which affect DNA replication).

3. Trx is excreted out of cell where it works with other growth factors (GF) to stimulate cell growth.

There is significant experimental and clinical evidence linking thioredoxin to cancer:

•	Many cancer cells secrete thioredoxin;

•	Increased levels of thioredoxin protein have been reported in a wide range of human cancers including hepatoma, lung, squamous cervical carcinoma, primary gastric cancers, and colorectal carcinomas;

•	Thioredoxin stimulates the growth of a wide variety of human leukemia and solid tumor cell lines;

•	Thioredoxin, when it is over-produced, transforms normal cells into cancer cells;

•	Thioredoxin is a potent inhibitor of apoptosis and provides a survival as well as a growth advantage to tumors;

•	Elevated tumor thioredoxin levels have been associated with decreased patient survival in colon cancer and NSCLC; and

•	Elevated thioredoxin levels cause a decrease in sensitivity of cells to cancer drugs such as doxorubicin (14 fold), vincristine (8 fold), cisplatin (5 fold), and cytosine arabinoside (13 fold). The over-expression of thioredoxin in human tumors could be a cause of resistance to chemotherapy.

Clinical Results and Status

An initial Phase 1 trial involving 38 patients with advanced metastatic cancer showed that PX-12 was well tolerated and produced a decrease in plasma concentrations of thioredoxin that was significantly correlated with increased patient survival. Fifteen of the 38 patients achieved stable disease of up to 322 days. A randomized Phase 2 trial comparing two dose levels of PX-12 in up to 80 patients at three sites with advanced pancreatic cancer who have progressed on gemcitabine or a gemcitabine-containing regimen was initiated in January 2007 and we expect to have preliminary data on this trial by the end of 2008. An additional trial exploring a more prolonged infusion regime is currently expected to begin in the second quarter of 2008.

PX-478

PX-478 is a small molecule inhibitor of hypoxia inducible factor-1a (HIF-1a), a component of a transcription factor which is an important regulator of the tumor response to hypoxia. Normally, under conditions of hypoxia, levels of HIF-1a increase, leading to an increase in the activity of the transcription factor HIF-1. The transcription of a wide variety of genes is increased by HIF-1, including genes that promote angiogenesis, or new blood vessel growth; genes for glycolytic metabolism, which allow cells to use glucose for energy in conditions of low oxygen; and genes which protect against apoptosis, or programmed cell death. Thus, the increased HIF-1 levels permit cancer cells to survive and grow. PX-478 blocks the increase in HIF-1a levels, thus inhibiting the transcription of these genes. For example, treatment with PX-478 in animals has been shown to decrease levels of vascular endothelial growth factor, VEGF, and the glucose transporter Glut-1.

PX-478 is effective when delivered orally in animal models, and has shown marked tumor regressions and growth inhibition in such model systems across a range of cancers, including lung, ovarian, renal, prostate, colon, pancreatic, and breast cancer. PX-478 may potentiate other current cancer treatments including radiation. We initiated a Phase 1 trial of PX-478 in patients with advanced metastatic cancer in August 2007 and we expect to have initial data on this trial in 2008. We expect to initiate a second trial of PX-478 by the end of 2008.

PX-866

PX-866 is an inhibitor of the phosphatidylinositol-3-kinase (PI-3-kinase)/PTEN/Akt pathway, an important survival signaling pathway that is activated in many types of human cancer. PI-3-kinase is over expressed in a number of human cancers, especially ovarian, colon, head and neck, urinary tract, and cervical cancers, where it leads to increased proliferation and inhibition of apoptosis, or programmed cell death. The PI-3-kinase inhibitor PX-866 induces prolonged inhibition of tumor PI-3-kinase signaling following both oral and intravenous administration and has been shown to have good in vivo anti-tumor activity in human ovarian and lung cancer, as well as intracranial glioblastoma, tumor models. PX-866 may potentiate the anti-tumor activity of other cancer therapeutics and radiation. We currently expect to file an IND for PX-866, our next clinical candidate, in early 2008, initiate the first clinical trial in 2008 and have initial Phase 1 data by the end of 2008.

PX-316

ProlX developed a new class of chemical inhibitors of Akt mediated survival signaling, D-3-deoxy-phosphatidyl-myo-inositols (DPIs). The DPIs have shown antitumor activity in animal models of colon cancer and breast cancer. Work by ProlX has shown that these DPI analogues act to inhibit Akt in a novel way. These drugs act by preventing translocation, the movement of the target protein in the cell to its site of activation, rather than blocking of the catalytic site. Based on previous evaluation of this family of agents, we have selected PX-316 to move through more extensive pre-clinical development.

Market Opportunity for Targeted Small Molecules

The market for targeted cancer drugs, both small molecules and biologic agents, is expanding rapidly, with the approval of such agents as Gleevec, Herceptin, Tarceva, Nexavar, Sutent and Avastin. Our small molecule compounds are highly targeted agents directed at proteins found in many types of cancer cells. Therefore, we believe that these product candidates could potentially be useful for many different oncology indications that address large markets. For example, PX-478 has been demonstrated to lower levels of the angiogenesis factor VEGF in animal models. Should this also prove to be the case in clinical trials, PX-478 may be useful as an anti-angiogenic agent, which may result in patient benefit. Avastin, which also targets VEGF, had sales of approximately $2.3 billion in the U.S. in 2007, according to Genentech.

Research Programs/Vaccine Technology

In addition to our pipeline of product candidates, we have developed a proprietary synthetic lipid A analog, PET lipid-A, a toll like receptor 4 (TLR4) agonist. Pet lipid-A has been produced under cGMP conditions as an adjuvant for vaccine formulations for clinical trials. We also have a wide range of other effective lipid-A analogs available for our own use and for evaluation by our licensing partners. Our synthetic lipid analogs provide strong innate immune stimulation. These synthetic structures are easy to formulate and manufacture. We are also open to new collaborations to discover novel applications of these molecules as stand-alone therapeutics and as synergistic adjuvants for antibiotic and antiviral drugs.

Our Strategic Collaboration with Merck KGaA

In May 2001, we and Merck KGaA entered into a global product development, licensing and co-promotion collaboration for our then two most advanced therapies, Stimuvax vaccine and Theratope vaccine. The collaboration covered the entire field of oncology for these two products. We received an up-front cash payment and equity investment upon entering into the collaboration with Merck KGaA. In 2004, Merck KGaA returned our development and commercialization rights to Theratope. Development of Theratope has been subsequently discontinued and we do not currently plan further clinical development. In August 2007 we announced the signing of amended and restated collaboration and supply agreements with Merck KGaA. Under the revised terms, Merck KGaA has assumed world wide responsibility for the clinical development and marketing of Stimuvax. All development, regulatory, commercialization and marketing costs for Stimuvax have been borne exclusively by Merck KGaA since March 1, 2006. We will receive significant cash payments upon the achievement of certain process transfer events, for BLA submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for sales milestones. The first of these cash payments, in the amount of $5 million, was earned by us on December 17, 2007, in connection with the transfer to Merck KGaA of certain assays and methodologies related to Stimuvax. We understand Merck KGaA plans to investigate the use of Stimuvax in multiple types of cancer. We will receive a royalty based on net sales. The royalty rate is higher in North America in return for our relinquishing our prior co-promotion interest in U.S. and Canadian sales. We retain responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. Merck KGaA will exclusively purchase Stimuvax from us. With respect to purchases for commercial sales, the purchase price will be subtracted from our royalty.

License Agreements

We have in-licensed targets and intellectual property from academic institutions for use in our pipeline programs, including the following:

Cancer Research Technology Limited.  In 1991, we acquired from Cancer Research Technology Limited (CRTL) of London, England an exclusive world-wide license of CRTL’s rights to the Mucin 1 peptide antigen, or MUC1, found on human breast, ovarian, colon and pancreatic cancer and other types of solid tumor cells for uses in the treatment and diagnosis of cancer and other diseases. MUC1 is incorporated in our Stimuvax vaccine. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products covered by issued patents licensed from CRTL.

Dana Farber Cancer Institute.  In 1996, we entered into an exclusive (subject to certain rights of the United States government) license with Dana-Farber Cancer Institute, Inc. of Boston, Massachusetts for in vivo, ex vivo and in vitro uses of MUC1 in the treatment and prevention of cancer in humans. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products covered by issued patents licensed from Dana Farber.

University of Alberta.  In 2001, we entered into an exclusive license with the University of Alberta for certain patents relating to natural lipid-A, an adjuvant for vaccine formulations which we use in Stimuvax. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products covered by issued patents licensed from University of Alberta.

University of Arizona.  In connection with our acquisition of ProlX, we assumed ProlX’s existing license agreements with the University of Arizona and Georgetown University. Pursuant to these agreements, certain intellectual property related to PX-12, PX-478, PX-866 and PX-316 were exclusively licensed to ProlX. We will owe certain progress-dependent milestone payments and royalties on net sales of products covered by the patents licensed from the universities.

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2007, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 14 United States and corresponding foreign patents and patent applications.

Our patents and patent applications are directed to our product candidates as well as to our liposomal formulation technology. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators. For example, PX-12 was described in a publication over a year before the earliest priority date of a ProlX patent application in the United States. Therefore, claims to the PX-12 composition cannot be obtained in the U.S. or in a foreign country. Similarly, claims covering the composition of PX-478 were only filed in the U.S. and Canada, which will prevent us from being able to obtain claims covering the composition of PX-478 in other foreign jurisdictions, including Europe.

We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Manufacturing

We currently outsource the manufacturing of both drug substance and drug product for all of our products in clinical development. This arrangement allows us to use contract manufacturers that already have extensive GMP manufacturing experience. We have a staff with experience in the management of contract manufacturing and the development of efficient commercial manufacturing processes for our products. We currently intend to outsource the supply of all our commercial products.

We are responsible for the manufacture of Stimuvax, both during clinical development and, if the product is approved, after commercialization. Merck KGaA purchases Stimuvax from us for use in clinical trials and will purchase commercial supplies from us should the product be approved. We perform process development, assay development, quality control and scale up activities for Stimuvax at our Edmonton facility. The manufacture of Stimuvax is outsourced, and we intend to outsource manufacture of commercial supply to two or more contract manufacturing organizations. Currently, we have an agreement with Baxter for the manufacture of Stimuvax and an agreement with Corixa (a subsidiary of GlaxoSmithKline) for the manufacture of the adjuvant used in Stimuvax. The Corixa agreement includes royalty payments which Merck KGaA is responsible for paying. If Stimuvax is not approved by 2011, Corixa may terminate its obligation to supply the adjuvant to us. In this case, we would retain the necessary licenses from Corixa required to have the adjuvant manufactured for us, but the transfer of the process to a third party would delay the development and commercialization of Stimuvax.

For our small molecule programs, we rely on third parties to manufacture both the active pharmaceutical ingredients (or API) and drug product. We believe there are several contract manufacturers capable of manufacturing both the API and drug product for these compounds; however, establishing a relationship with an alternative supplier would likely delay our ability to produce material.

We believe that our existing supplies of drug product and our contract manufacturing relationships with Baxter, Corixa and our other existing and potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate our planned clinical trials, and in the case of Stimuvax, sufficient to accommodate commercial supply requirements. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to cancer therapy. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market and under development;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our product candidates and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the design, development and commercialization of new products.

We expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects and the basis of and convenience of treatment procedures. In order to compete successfully, we will need to identify, secure the rights to and develop products and exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected if insurers and other third party payors seek to encourage the use of generic products, making branded products less attractive to buyers from a cost perspective.

Stimuvax.  Currently, no product has been approved for maintenance therapy following induction chemotherapy for Stage III NSCLC. However, it is possible that existing or new agents will be approved for this indication. In addition, there are three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, IDM Pharma’s EP-2101 in Phase 2 and Transgene’s TG-4010, also in Phase 2. To our knowledge, these vaccines are not currently being developed in the same indication as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in direct competition.

Small Molecule Products.  PX-12 is an inhibitor of thioredexin and we are not aware of any other such inhibitors either in development, or that are marketed. PX-478 is a HIF-1 alpha inhibitor and we believe that at least one other company, Enzon, has a HIF-1 alpha anti-sense compound that is currently in Phase 1. There are also several approved targeted therapies for cancer and in development against which our small molecule products might compete. For example, Avastin is a direct inhibitor of VEGF, while PX-478 is expected to lower levels of VEGF.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of biopharmaceutical products such as those we are developing.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application (or NDA) route for approval, a new biologic will follow the Biologics License Application (or BLA) route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug application (or ANDA) route for approval.

NDA and BLA Approval Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The steps required before a drug or biologic may be marketed in the United States include:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board at each site where the trial will be conducted before it can begin at that site. Phase 1 clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance, pharmacokinetics and pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 clinical trials usually further evaluate clinical efficacy and further test for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. In connection with the submission of an NDA or BLA, an applicant may seek a special protocol assessment (SPA), which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA or BLA. In December 2006, we entered into an SPA agreement with the FDA for the Phase 3 trial of Stimuvax for the treatment of non-small cell lung cancer. The SPA agreement relates to the design of the Phase 3 trial and outlines definitive clinical objectives and data analyses considered necessary to support regulatory approval of Stimuvax.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our product candidates. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Fast Track Designation / Priority Review

We received Fast Track designation from the FDA for Stimuvax for the treatment of non-small cell lung cancer. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to marketing.

The FDA can base approval of a marketing application for a Fast Track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may condition approval of an application for a Fast Track product on a commitment to do post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a Fast Track product in an expedited manner on a number of grounds, including the sponsor’s failure to conduct any required post-approval study in a timely manner.

The FDA also has established priority and standard review classifications for original NDAs and efficacy supplements. Priority review applies to the time frame for FDA review of completed marketing applications and is separate from and independent of the Fast Track and accelerated approval mechanisms. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing NDAs upon receipt and throughout the application review process.

Priority designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment or prevention of a disease. Hence, even if an NDA is initially classified as a priority application, this status can change during the FDA review process, such as in the situation where another product is approved for the same disease for which previously there was no available therapy. In addition, priority review does not guarantee that a product candidate will receive regulatory approval. To date, none of our product candidates have obtained priority designation from the FDA.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. Holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We use, and in at least the near-term will continue to use, third party manufacturers to produce our product candidates in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

In addition, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

Canadian and Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of a product candidate by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product candidate in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under the Canadian regulatory system, Health Canada is the regulatory body that governs the sale of drugs for the purposes of use in clinical trials. Accordingly, any company that wishes to conduct a clinical trial in Canada must submit a clinical trial application to Health Canada. Health Canada reviews the application and notifies the company within 30 days if the application is found to be deficient. If the application is deemed acceptable, Health Canada will issue a letter to the company within the 30-day review period which means the company may proceed with its clinical trial(s).

Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization from one member state may submit an application to the remaining member states. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize approval.

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third party reimbursement, including Medicare. Each third party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. It is time consuming and expensive for us to seek reimbursement from third party payors.

Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. It is difficult to determine whether such legislative or regulatory proposals will be adopted, and whether the adoption of such proposals would have a material adverse effect on our business, financial condition and profitability.

Employees

As of December 31, 2007, we (including our consolidated subsidiaries) had 82 employees, 57 of whom are engaged in development activities, 7 finance, 18 administration, 11 of whom hold Ph.D. and/or M.D. degrees and 11 of whom hold other advanced degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

Our ability to develop marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, on our ability to attract and retain qualified personnel. Competition for such personnel is intense. We believe we will enhance our ability to attract and retain qualified personnel by migrating to the United States and establishing our corporate headquarters in Bellevue, Washington. We have also chosen to outsource activities where skills are in short supply or where it is economically prudent to do so.

None of our employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

Executive Officers

The names, ages as of December 31, 2007 and positions of each of the current executive officers of Oncothyreon are set forth below:

Name and Address	Age	Office

ROBERT L. KIRKMAN, M.D. Yarrow Point, Washington, United States of America	59	President, Chief Executive Officer and Director
EDWARD A. TAYLOR White Rock, British Columbia, Canada	65	Vice President, Finance and Administration, Chief Financial Officer and Corporate Secretary
GARY CHRISTIANSON Seattle, Washington, United States of America	53	Chief Operating Officer
LYNN KIRKPATRICK, Ph.D. Houston, Texas, United States of America	51	Chief Scientific Officer
R. RAO KOGANTY, Ph.D. Edmonton, Alberta, Canada	65	Vice President and General Manager, Synthetic Biologics Business Unit

ROBERT L. KIRKMAN, M.D. has served as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development-stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.

EDWARD A. TAYLOR has served as our vice president, finance and administration, chief financial officer and corporate secretary since May 1995. From May 2006 through September 2006, Mr. Taylor served as our acting president and chief executive officer. Mr. Taylor is chairman of the board of directors for Ceapro Inc., a biotechnology company. Mr. Taylor attended Stanford University’s Executive Development program and received his certified general account certification from the Certified General Accountants of British Columbia.

GARY CHRISTIANSON was appointed as our chief operating officer in July 2007. From 2005 to 2007, Mr. Christianson was site director for the Biologics Unit of GlaxoSmithKline plc, a global healthcare company. From 1999 to 2003, Mr. Christianson was vice president, technical operations at Corixa Corp., a biopharmaceutical and biotechnology company, and from 2003 to 2005, he was promoted to general manager of the Hamilton, Montana site in addition to his duties as vice president. From 1987 to 1999, Mr. Christianson held various positions at RIBI ImmunoChem Research, Inc., a biopharmaceuticals company. Mr. Christianson received a B.S. in mechanical engineering technology from Montana State University and is a licensed and board certified professional engineer.

R. RAO KOGANTY, Ph.D. has served as our vice president and general manager, synthetic biologics business unit since April 2005. From 1990 to 2005, Dr. Koganty was our director of chemistry. Dr. Koganty has held various positions with us since 1986. Dr. Koganty holds a Ph.D. and M.Sc. from Vikram University and a B.Sc. from Osmania University in India.

LYNN KIRKPATRICK, Ph.D. has served as our chief scientific officer since November 2006. From 1999 to 2006, Dr. Kirkpatrick served as president and chief executive officer of ProlX Pharmaceuticals Corporation, a biopharmaceuticals company that we acquired in October 2006. From 1983 to 2001, Dr. Kirkpatrick was a professor of chemistry and biochemistry at the University of Regina. Dr. Kirkpatrick received her Ph.D. and B.Sc. from the University of Saskatchewan.

ITEM 1A.	Risk Factors

Factors That Could Affect Future Results

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also affect our results of operations and financial condition.

Risks Relating to our Business

Our near-term success is highly dependent on the success of our lead product candidate, Stimuvax, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.

Our lead product candidate, Stimuvax, is currently being evaluated in a Phase 3 clinical trial for the treatment of non-small cell lung cancer, or NSCLC, and will require the successful completion of this and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, Merck KGaA is responsible for the regulatory approval process and any subsequent commercialization of Stimuvax. Merck KGaA may not advance the development and commercialization of Stimuvax as quickly as we would hope.

Clinical trials involving the number of sites and patients required for Food and Drug Administration, or FDA, approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

Stimuvax and our other vaccine product candidates are based on novel technologies, which may raise new regulatory issues that could delay or make FDA approval more difficult.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Stimuvax and our other vaccine therapies are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Stimuvax and our other active vaccine products under development.

To date, the FDA has not approved for commercial sale in the United States any active vaccine designed to stimulate an immune response against cancer. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

We have incurred net losses in each fiscal year since we commenced our research activities in 1985. For our fiscal year ended December 31, 2007, we incurred a net loss of approximately $20.3 million. In addition, as of December 31, 2007, our accumulated deficit was approximately $322 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we expect to need to raise additional funds from the sale of our securities in order to finance the commercialization of our product candidates. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:

•	our commercialization activities and arrangements;

•	the progress of our research and development programs;

•	the progress of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the terms of any new collaborative, licensing and other arrangements that we may establish.

We may not be able to secure sufficient financing on acceptable terms. If we cannot, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA is currently testing our lead product candidate, Stimuvax, in an ongoing Phase 3 clinical trial for the treatment of NSCLC. PX-12 is currently in a Phase 2 clinical trial for pancreatic cancer, and we have recently initiated a Phase 1 clinical trial for PX-478. All of our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our Company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our collaborative relationship with Merck KGaA to develop and commercialize our lead product candidate, Stimuvax.

Under our collaboration with Merck KGaA for our lead product candidate, Stimuvax, Merck KGaA is responsible for the development and worldwide commercialization of Stimuvax and the costs associated with such development and commercialization. We are responsible for manufacturing clinical supplies, and if Stimuvax is approved, commercial supplies of the product, and Merck KGaA is obligated to purchase such supplies from us. Any future payments, including royalties to us, will depend on the extent to which Merck KGaA advances Stimuvax through development and commercialization. With respect to control over decisions and responsibilities, the collaboration provides for a steering committee, consisting of representatives of Merck KGaA and us. Ultimate decision-making authority as to most matters within the collaboration, however, is vested in Merck KGaA, with the exception of matters relating to manufacturing with respect to which we have ultimate decision-making authority. Merck KGaA has the right to terminate the collaboration agreement, upon 30 days’ written notice, if, in Merck KGaA’s reasonable judgment, Merck KGaA determines that there are issues concerning the safety or efficacy of Stimuvax which materially adversely affect Stimuvax’s medical, economic or competitive viability, provided that if we do not agree with such determination we have the right to cause the matter to be submitted to binding arbitration. Our ability to receive any significant revenue from Stimuvax is dependent on the efforts of Merck KGaA. If Merck KGaA fails to fulfill its obligations under this agreement, we would need to obtain the capital necessary to fund the development and commercialization of Stimuvax or enter into alternative arrangements with a third party. We could also become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of Stimuvax and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing Stimuvax would be materially and adversely affected.

We currently rely on third party manufacturers to supply our product candidates, which could delay or prevent the clinical development and commercialization of our product candidates.

We currently depend on a single manufacturer, Baxter International Inc., or Baxter, for the supply of our lead product candidate, Stimuvax, and on Corixa Corp. (now part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in Stimuvax. We also currently depend on other manufacturers for certain other biopharmaceutical components of Stimuvax and for the manufacture of our small molecule product candidates. Any disruption in production, inability of these third party manufacturers to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

For example, if Stimuvax is not approved by 2011, Corixa/GSK may terminate its obligation to supply the adjuvant to us. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured for us, but the transfer of the process to a third party would delay the development and commercialization of Stimuvax, which would materially harm our business.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. We may be required to provide all or a portion of these funds. The third party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or utilize other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent our ability to commercialize our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Any manufacturer of our products must comply with current Good Manufacturing Practices, or cGMP, requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

The continuing threat of terrorist attacks on the United States and current concern regarding the possibility of further chemical/biological terrorist threats could interfere with the manufacturing and distribution of our product candidates.

Certain ingredients of our product candidates are manufactured by third parties in the United States or other countries who ship these ingredients to third party manufacturing locations, which currently are in the United States. The continuing threat of terrorist attacks on the United States and current concern regarding the possibility of further chemical/biological terrorist threats have resulted in increased scrutiny of shipments of many materials into the United States from Canada and abroad. As a consequence, it is possible that there could be delays in the shipment of the components and materials made outside the United States and shipped to the manufacturing locations in the United States, or in the reshipment from within the United States to our Canadian locations and to Merck KGaA for distribution within and outside the United States.

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.

It is possible that none of our product candidates will complete clinical trials in any of the markets in which we and/or our collaborators intend to sell those product candidates. Accordingly, we and/or our collaborators may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

The failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays if we or our collaboration partners are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit.

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for or be able to commercialize our product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in conducting our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

Even if regulatory approval is received for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we or our collaborators fail to comply with these requirements, we and/or our collaborators could be subject to penalties, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

Regulatory agencies may require us or our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we or our collaborators may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we or our collaborators can commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated costs or delays in our clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.

We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval for any of our product candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third party payors such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of adverse side effects;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain sufficient third party insurance coverage or reimbursement.

If our product candidates do not become widely accepted by physicians, patients, third party payors and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

If we are unable to obtain, maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•	obtain patent and other proprietary protection for our technology, processes and product candidates;

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

As of December 31, 2007, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 14 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, it is possible that patent applications owned by or licensed to us will not result in patents being issued, or that, if issued, the patents will not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates. For example, PX-12 was described in a publication over a year before the earliest priority date of a patent application covering PX-12 in the United States. Therefore, claims to the PX-12 composition cannot be obtained in the U.S. or in a foreign country. Similarly, claims covering the composition of PX-478 were only filed in the U.S. and Canada, which will prevent us from being able to obtain claims covering the composition of PX-478 in other foreign jurisdictions, including Europe.

Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. We may not be successful in defending against any such challenges. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. There is no assurance that our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and it is possible that others will independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. However, it is possible that these agreements will not provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.

If our vaccine technology or our product candidates, including Stimuvax, conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration with Merck KGaA.

Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our vaccine technology, including the MUC1 antigen, originated from third party sources. These third party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action.

There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.

There is no assurance that we would prevail in any legal action or that any license required under a third party patent would be made available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

If any products we develop become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, our ability to successfully commercialize our products will be impaired.

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third party payors to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign and private payors may take in response to the proposed reforms. Therefore, it is difficult to provide the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third party payors for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market our future products in both the United States and foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to government control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our future product to other available therapies. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

Although we currently have product liability insurance coverage for our clinical trials for expenses or losses up to a $10 million aggregate annual limit, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any or all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. We expect any product candidate that we commercialize with our collaborative partners or on our own will compete with existing, market-leading products and products in development.

Stimuvax.  Currently, no product has been approved for maintenance therapy following induction chemotherapy for Stage III NSCLC, which is the indication for which Stimuvax is being developed. However, it is possible that existing or new agents will be approved for this indication. In addition, there are three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, IDM Pharma Inc.’s EP-2101 in Phase 2 and Transgene S.A.’s TG-4010, also in Phase 2. To our knowledge, these vaccines are not currently being developed in the same indication as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in direct competition.

Small Molecule Products.  PX-478 is a HIF-1 alpha inhibitor and we believe that at least one other company, Enzon Pharmaceutical, Inc., has a HIF-1 alpha anti-sense compound that is currently in Phase 1. There are also several approved targeted therapies for cancer and in development against which our small molecule products might compete. For example, Avastin is a direct inhibitor of vascular endothelial growth factor, or VEGF, and PX-478 is expected to lower levels of VEGF.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

If we are unable to enter into collaborations with partners to perform sales and marketing functions, or build these functions ourselves, we will not be able to commercialize our product candidates.

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. Under our agreements with Merck KGaA, Merck KGaA is responsible for developing and commercializing Stimuvax, and any problems with that relationship could delay the development and commercialization of Stimuvax. Additionally, we may not be able to enter into collaborations with respect to our product candidates not covered by the Merck KGaA agreements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without collaboration partners include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing and distribution infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

If we lose key personnel, or we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends in large part upon our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel. In addition, any difficulties retaining key personnel or managing this growth could disrupt our operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems, and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. In particular, we are in the process of recruiting a Chief Medical Officer to oversee our clinical development programs. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel.

Due to our limited resources, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

Furthermore, we have not entered into non-competition agreements with all of our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance.

Our business may involve the use of hazardous material, which will require us to comply with environmental regulations. We face increasing complexity in our product development as we adjust to new and upcoming requirements relating to the materials composition of many of our product candidates. If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages. Environmental regulations could have a material adverse effect on the results of our operations and our financial position. We maintain insurance under our general liability policy for any liability associated with our hazardous materials activities, and it is possible in the future that our coverage would be insufficient if we incurred a material environmental liability.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have recently identified a material weakness in our internal controls. As a result of this material weakness, our chief executive officer and chief financial officer have determined that, as of December 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Specifically, an error was discovered in a schedule supporting the foreign currency translation necessary to present in a note to our consolidated financial statements the summary of significant differences between generally accepted accounting principles in the United States and Canada. Due to this error, we concluded that a material weakness in internal control over financial reporting existed because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Remedying this material weakness and maintaining proper and effective internal controls will require substantial management time and attention and will result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function. In particular, we are in the process of recruiting an individual to serve as our controller as well as other financial personnel in order to improve our internal controls and expand the qualifications of our finance staff. We are also relying on an outside consulting firm to assist us in our financial reporting and developing our internal controls over financial reporting. Any failure to remedy our identified control deficiency or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this Form 10-K, our management, together with our independent registered chartered accountants, has identified a control deficiency in the past and may identify additional deficiencies in the future.

We are expending significant resources in maintaining and improving the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We may expand our business through the acquisition of companies or businesses or in-licensing product candidates that could disrupt our business and harm our financial condition.

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

Historically, we have not expanded our business through in-licensing and we have completed only one acquisition; therefore, our experience in making acquisitions and in-licensing is limited. We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

Risks Related to the Ownership of Our Common Stock

Our common stock may become ineligible for listing on the NASDAQ Global Market, which would materially adversely affect the liquidity and price of our common stock.

Our common shares are currently listed in the United States on the NASDAQ Global Market. We have in the past and could in the future be unable to meet the NASDAQ Global Market listing requirements, particularly if our common shares fail to trade at or above $1.00 per share for an extended period of time. On November 2, 2007, we received a letter from The Nasdaq Stock Market, Inc., which we refer to as Nasdaq, notifying Biomira, our predecessor corporation, that for the 30 consecutive trading days preceding the date of the letter, the bid price of Biomira’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5). On January 2, 2008, we were notified by Nasdaq that our common stock had regained compliance with the minimum bid requirement for continued listing on the NASDAQ Global Market.

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	public concern as to the safety of products developed by us or others;

•	comments by securities analysts;

•	the issuance of additional shares to obtain financing or for acquisitions;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we do not expect to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never paid cash dividends on our common shares and have no present intention to pay any dividends in the future. We are not profitable and do not expect to earn any material revenues for at least several years, if at all. As a result, we intend to use all available cash and liquid assets in the development of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions and on such other factors as our board of directors deems relevant. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of December 31, 2007, we had outstanding 19,485,889 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Mr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. As a result of the arrangement, all shares of Oncothyreon common stock received by former ProlX stockholders, other than Dr. Kirkpatrick and Mr. Powis, are freely tradeable and not subject to Rule 144. Because they are deemed “affiliates” of Oncothyreon, the shares issued to Dr. Kirkpatrick and Mr. Powis are subject to Rule 145, which effectively continues to impose Rule 144 requirements on Dr. Kirkpatrick and Mr. Powis for at least one year from completion of the acquisition. Notwithstanding the expiration of the Rule 145 holding period, Dr. Kirkpatrick and Mr. Powis would continue to be subject to Rule 144 for a long as they remain “affiliates” of Oncothyreon. If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.

We expect to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into our common stock, our existing stockholders would experience further dilution.

We expect that we will seek to raise additional capital from time to time in the future, either in the form of debt or equity. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or convertible debentures that are convertible into our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.

On January 1, 2006, we adopted Statement of Financial Accounting Standards “SFAS 123(R)”, Share-Based Payment, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard has had and is expected to continue to have a significant effect on our reported results of operations, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, which could create volatility in the way we report earnings, and therefore, negatively affect our stock price and our stock price volatility.

Our operating results may be affected by currency exchange rate fluctuations.

Of our cash, cash equivalents, and short-term investments as of December 31, 2007, approximately 45.5% were denominated in Canadian dollars. A substantial portion of our operating expenses, excluding in-process research and development and change in the fair value of warrant liability, are denominated in Canadian dollars, reflecting the scope of our operations in Edmonton, Alberta. We do not hedge our exposure to foreign currency risks.

As our reporting currency is the U.S. dollar, our Canadian dollar consolidated financial statements are translated to U.S. dollars. Assets and liabilities are translated at the exchange rates as of the balance sheet date while operations and cash flows are translated at average rates for the period. Translation gains or losses related to our net assets are included as a component of accumulated other comprehensive loss in the statement of stockholders’ equity.

Prior to our migration to the U.S. in December 2007, we reported our financial statements in Canadian dollars. The December 31, 2007 financial statements have been prepared using the U.S. dollar as the reporting currency. As a result of transacting our business in two currencies and transitioning to reporting our financial statements in U.S. dollars, our operating results have been in certain years and may be in the future adversely affected by currency exchange rate fluctuations. It is difficult to provide the effect of exchange rate fluctuations on our future operating results.

We can issue shares of preferred stock that may adversely affect the rights of a stockholder of our common stock.

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

We have in the past, and we may at any time in the future, issue additional shares of authorized preferred stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Description of Property

The Company’s lease on its corporate facilities in Edmonton expired on March 31, 2007. During the quarter ended June 30, 2007, the Company entered into an offer to lease approximately 32,000 square feet with the Edmonton Economic Development Corporation. The signing of the lease is awaiting finalization of negotiations between Edmonton Economic Development Corporation and the Province of Alberta, the current owner of the property. The offer to lease contemplates a lease term extending through to March 31, 2012 with an average base annual rent of $0.3 million with an option to renew for a further five year term.

In July 2007, Biomira Marketing Inc., a wholly-owned subsidiary of the Company, entered a lease agreement for an office facility in Bellevue, Washington. The lease has a term extending through November,

2008 and provides for a monthly base rent of $8,200 for the first 12 months increasing to $8,500 for the remaining 6 months. We intend to allow this lease to expire and to consolidate certain of our operations by entering into a lease for substantially more office and lab space in Seattle, Washington totaling approximately 17,000 square feet. Although the terms are subject to ongoing lease negotiations, the base rent of the new facility is estimated to be $66,000 per month and will commence in the third quarter of 2008.

ITEM 3.	Legal Proceedings

We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties. From time to time, we may become involved in legal proceedings in the ordinary course of our business.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on December 4, 2007 to approve and adopt the arrangement and arrangement agreement under the laws of Canada for the purpose of changing the incorporation of the Company from Canada to the State of Delaware.

Details of the proposal were provided to the shareholders in a proxy statement/prospectus on Form S-4, dated October 19, 2007 and mailed on November 7, 2007. Approval of the proposal required an affirmative vote of two-thirds of the shares of capital stock present at the special meeting, either in person or represented by proxy, and entitled to vote on the proposal. The proposal was duly approved by the shareholders of the Company. The Company completed the reincorporation from Canada to Delaware on December 10, 2007.

The voting results on the proposal were as follows:

For	Against	Abstentions	Non-Voting

81.66%	18.34%	0.00%

For a more complete summary of our reincorporation and corporate name change, see our current report on Form 8-K dated December 12, 2007 filed with the SEC. There were no other matters submitted to vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ONTY” and on the Toronto Stock Exchange under the symbol “ONY” since December 11, 2007. Prior to that time, Biomira’s common shares were quoted on NASDAQ Global Market under the symbol “BIOM” and on the Toronto Stock Exchange under the symbol “BRA.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Market, and gives effect to the 6 for 1 share exchange implemented in connection with our plan of arrangement.

	High	Low

Fiscal year ended December 31, 2007:
First Quarter	$10.20	$6.00
Second Quarter	9.06	6.18
Third Quarter	6.90	5.28
Fourth Quarter	5.70	2.04
Fiscal year ended December 31, 2006:
First Quarter	$8.88	$8.10
Second Quarter	9.24	6.18
Third Quarter	7.74	5.10
Fourth Quarter	10.20	6.12

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of March 4, 2008, there were 19,485,889 shares of our common stock outstanding held by approximately 98 stockholders of record and 32,129 stockholders in nominee name.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index from December 31, 2002 through December 31, 2007. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested. The graph gives effect to the 6 for 1 share exchange implemented in connection with our plan of arrangement.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Unregistered Sale of Equity Securities

During the quarter ended December 31, 2007, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2007.

ITEM 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006(1)(2)	2005	2004(5)	2003(5)
	(Amounts in thousands, except share and per share data.)

Consolidated Statements of Operations Data:
Revenue
Contract research and development	$631	$3,678	$3,171	$1,652	$1,648
Contract manufacturing(4)	2,536	—	—	—	—
Licensing revenue from collaborative agreements	528	182	171	5,025	752
Licensing, royalties and other revenue	103	119	271	194	39

	3,798	3,979	3,613	6,871	2,439

Expenses
Research and development	10,011	12,200	13,567	10,616	10,493
Manufacturing(4)	2,564	—	—	—	—
General and administrative	11,797	7,636	4,690	4,513	3,887
Marketing and business development	565	587	756	988	1,282
Depreciation	246	247	224	295	318
In-process research and development	—	24,920	—	—	—
Investment and other expense (income)	371	(916)	(656)	(284)	153
Interest expense	5	10	2	4	14
Accretion and amortization of debt issue costs	—	—	—	—	509
Interest, foreign exchange (gain) loss, and carrying charges on convertible debentures	—	—	—	—	(313)
Change in fair value of warrant liability	(1,421)	(3,849)	(3,843)	255	(1,090)

	(24,138)	(40,835)	(14,740)	(16,387)	(15,253)

Loss before income taxes	(20,340)	(36,856)	(11,127)	(9,516)	(12,814)
Income tax recovery
Current	—	462	287	312	179

Net loss	$(20,340)	$(36,394)	$(10,840)	$(9,204)	$(12,635)

Basic and diluted loss per share(3)	$(1.04)	$(2.38)	$(0.83)	$(0.76)	$(1.21)

Weighted average number of common shares outstanding(3)	19,485,889	15,316,697	13,109,917	12,156,851	10,416,331

Consolidated Balance Sheets Data:
Cash and short term investments	$24,186	$28,395	$18,368	$32,102	$32,115
Total assets	$36,218	$33,456	$20,438	$33,516	$33,322
Total long-term liabilities	$12,526	$2,328	$1,383	$5,457	$8,094
Stockholders’ equity	$12,019	$27,435	$16,436	$25,910	$21,657
Common shares outstanding(3)	19,485,889	19,485,889	13,136,094	13,056,663	12,090,872

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased, or cancelled after the adoption date. We recognize the value of the portion of the estimated fair value of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion (“APB”) 25. Under APB 25, we were required to record as compensation expense the excess, if any, of the fair market value of the stock on the date the stock option was granted over the applicable option exercise price. Prior to fiscal 2006, we recorded no compensation expense under APB 25 as all options granted had exercise prices equal to the fair market value of the common stock on the date of grant.

(2)	On October 30, 2006, we acquired ProlX and, commencing with our quarter ended December 31, 2006, the results of ProlX have been included in our consolidated statements of operations.

(3)	On December 11, 2007, Oncothyreon’s common stock began trading on the Nasdaq Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. Shareholders of the former Biomira received one share of Oncothyreon common stock for each six shares of Biomira that they held. For years presented prior to 2007, the summary consolidated financial and operating data has been prepared after giving effect to the 6 for 1 share exchange.

(4)	In August 2007, we signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Under the terms of the amended agreements, Oncothyreon has retained responsibility for the manufacture of Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from Oncothyreon. The amended agreements transform what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting from the date of the signed amended agreements reflects revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

(5)	The selected historical consolidated financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2003 is derived from our unaudited consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and schedules included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report. All dollar amounts included in this discussion and analysis of our financial condition and results of operations represent U.S. dollars unless otherwise specified. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Company”, “Oncothyreon”, “Biomira”, “we”, “us” and “our” refer to Oncothyreon Inc., its predecessor, Biomira Inc., and its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development and commercialization of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Our cancer vaccines are designed to stimulate the immune system to attack cancer cells, while our small molecule compounds are designed to inhibit the activity of specific cancer-related proteins. We are advancing our product candidates through in-house development efforts and strategic collaborations with leading pharmaceutical companies. We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel commercialized therapeutics for major diseases.

Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer. We have an exclusive, worldwide collaboration agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development and commercialization of Stimuvax. Our pipeline of clinical and preclinical stage proprietary small molecule product candidates includes PX-12, PX-478 and

PX-866 and was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. The most advanced of our small molecule candidates are PX-12, which is currently in Phase 2 development for pancreatic cancer, and PX-478 for which we initiated a Phase 1 clinical trial in advanced metastatic cancer in August 2007. In addition to our product candidates, we have developed novel vaccine technology that we may develop ourselves and/or license to others.

In 2001, we entered into exclusive supply and collaboration agreements with Merck KGaA to develop and market Stimuvax, subject to certain development and co-promotion rights we retained. In connection with entering into these agreements, Merck KGaA made an equity investment in us in 2001, was obligated to make additional cash payments, generally contingent on satisfaction of specified milestones, and to pay us a royalty on Stimuvax sales, if any.

In August 2007, we announced that we restructured our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the restated agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The restated agreements also contain development and sales- based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the revised agreements, we retained responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. The signing of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million.

Merck KGaA will exclusively purchase Stimuvax from us; with respect to purchases for commercial sales, the purchase price will be subtracted from our royalty.

PX-12, our most advanced small molecule compound, is currently in Phase 2 clinical evaluation for pancreatic cancer. In August 2007, we initiated a Phase 1 trial of PX-478 in patients with advanced metastatic cancer. Our remaining small molecule compounds are in the preclinical development stage. We acquired these small molecule compounds in October 2006 through the acquisition of ProlX. We have not licensed any rights to our small molecules to any third party and retain all development, commercialization, and manufacturing rights.

We are a biopharmaceutical company focused on the development of our cancer products and technologies, the selection and preclinical testing of product candidates, and the manufacture of clinical trial supplies. We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. Our near term prospects will depend significantly on the development of Stimuvax and our small molecule compounds. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing clinical trials for Stimuvax and our small molecule compounds, our ability to obtain development and commercialization partners for our small molecule compounds, Merck KGaA’s success in obtaining regulatory approval for Stimuvax, our success in obtaining regulatory approval for our small molecule compounds, and Merck KGaA’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to Stimuvax or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. Our small molecule compounds are much earlier in the development stage than Stimuvax, and we do not expect to realize any revenues associated with the commercialization of our products for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue the development of our product candidates. We expect expenditures associated with Stimuvax to be substantially offset by payments from Merck KGaA.

We have incurred substantial losses since our inception. As of December 31, 2007, our accumulated deficit totaled $322.0 million. We recognized net losses of $20.3 million for the year ended December 31, 2007 and $36.4 million for the year ended December 31, 2006. Our fiscal 2006 losses included $24.9 million attributable to the acquisition of in-process research and development and the subsequent expensing thereof. We expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed our most recent financing in December 2006, raising approximately $13.0 million in gross proceeds from the sale of our common stock and the issuance of warrants. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.

Our predecessor corporation, Biomira Inc., a Canadian corporation, or Biomira, listed its common shares on the Toronto Stock Exchange in July 1987 in connection with its initial public offering. In December 1991, Biomira listed its securities for trading on the NASDAQ Global Market. Until December 10, 2007, Biomira’s shares traded on the NASDAQ Global Market under the symbol “BIOM” in U.S. dollars and on the Toronto Stock Exchange under the symbol “BRA” in Canadian dollars.

On December 10, 2007, we became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian law. On December 11, 2007, our common stock began trading on the Nasdaq Global Market under the symbol “ONTY” in U.S. dollars and on the Toronto Stock Exchange under the symbol “ONY” in Canadian dollars. In addition, pursuant to the plan of arrangement, shareholders of the former Biomira received one share of our common stock for each six common shares of Biomira that they held. For years presented prior to 2007, this Management’s Discussion and Analysis and our audited consolidated financial statements and related notes for the year ended December 31, 2007 have been prepared after giving effect to the 6 for 1 share exchange implemented in connection with the plan of arrangement. The consolidated financial statements and Management’s Discussion and Analysis have been prepared using U.S. dollars as the reporting currency.

Revenue and Expenses

Revenue

Our historical revenue has been derived from our contract research and development activities, payments under our collaborative agreements, and miscellaneous licensing, royalty and other revenues from ancillary business and operating activities. In addition, in connection with entering into the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA, we retained responsibility for the manufacture of Stimuvax and Merck KGaA agreed to exclusively purchase Stimuvax from us. As a result, our financial reporting from the date of the signed amended agreements reflects the revenue related to the supply of Stimuvax separately as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. Our collaboration with Merck KGaA has contributed the substantial majority of our revenue, accounting for 95.9%, 96.6%, and 92.1% of total revenue in the years ended December 31, 2007, 2006, and 2005, respectively.

Contract Research and Development.  Contract research and development revenue represents Merck KGaA’s contribution toward shared costs associated with Stimuvax clinical trials, clinical trial material provided to Merck KGaA related to Stimuvax, and for fiscal 2005, shared costs and clinical trial material relating to Theratope. During 2004, Merck KGaA cancelled our collaboration with respect to Theratope, and the remaining contract research and development revenue that was recognized related to reimbursements for non-recurring fixed costs associated with the Theratope collaboration. Effective March 1, 2006, we transitioned responsibility for all Stimuvax clinical development and regulatory activities to and the related costs thereon to Merck KGaA. In January 2007, Merck KGaA initiated a global Phase 3 clinical trial under our collaboration assessing the efficacy and safety of Stimuvax as a potential treatment for inoperable non-small cell lung cancer. We expect the clinical trial to include approximately 1,300 patients in approximately 30 countries. Because of the change in our responsibilities for Stimuvax clinical trials, our contract research and development revenue has been recently reduced as we no longer receive reimbursements for shared clinical trial costs.

Contract Manufacturing.  Our contract manufacturing revenue represents amounts that were previously reported as reimbursements of a portion of the Stimuvax manufacturing costs as contract research development revenue. As a result of our amended and restated agreements with Merck KGaA and the fact that we are now responsible for supplying Merck KGaA with supplies of Stimuvax, our financial reporting from the date of the signed agreements reflects the revenue for the supply of Stimuvax as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. We expect revenue associated with this activity to increase in future periods as patient enrollment increases in the Phase 3 clinical trial that Merck KGaA is currently conducting for Stimuvax.

Licensing Revenue from Collaborative Agreements.  Licensing revenue from collaborative agreements represents the amortization over a ten year period of upfront payments received under our agreements with Merck KGaA as well as amortization of other payments made upon achievement of development milestones relating to signing of the agreements, transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax.

Licensing, Royalties, and Other Revenue.  Licensing, royalties, and other revenue relates to contract manufacturing activities utilizing our various patented technologies and compounds for external customers.

Expenses

Research and Development/Manufacturing.  Research and development/manufacturing expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense, benefits, and related costs; and third party supplier expenses.

To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred. We do not expect to defer and amortize any research and development expenses unless and until technical and market viability of the associated technologies has been established.

We credit funding received from government research and development grants against research and development expense. These credits totaled $2.1 million for the year ended December 31, 2007 and $0.2 million for the year ended December 31, 2006. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. We expect to receive an additional $1.1 million during the remaining grant term and a further $0.9 million may be available upon application. We received no government grants eligible for credit against research and development expense in the year ended December 31, 2005.

The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope only after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any candidate. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.

As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration and completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization and sale of any product candidate. The timeframe for development of any product candidate, associated development costs, and the probability of regulatory and commercial success vary widely. As a result, other than with respect to Stimuvax, which is subject to our obligations under the agreements with Merck KGaA, we continually evaluate our product candidates and make determinations as to which programs to pursue and how much funding to direct to specific candidates. These determinations are typically made based on consideration of numerous factors, including our evaluation of scientific and clinical trial data and an ongoing assessment of the product candidate’s commercial prospects. We anticipate that we will continue to develop our portfolio of product candidates, which will increase our research and development expense in future periods. We do not expect any of our current candidates to be commercially available before 2012, if at all.

As of the date of the amended collaboration and supply agreements with Merck KGaA, we began to report costs associated with manufacturing Stimuvax as manufacturing expense. Previously, these amounts were aggregated with other research and development expenses and reported as one line item. We expect manufacturing expense associated with this activity to increase in future periods as patient enrollment increases in the Phase 3 clinical trial Merck KGaA is currently conducting for Stimuvax.

General and Administrative.  General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting, and accounting services.

Marketing and Business Development.  Marketing and business development expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for marketing and business development personnel, including travel costs, research subscriptions, and other marketing administrative costs.

Depreciation.  Depreciation expense consists of depreciation of the cost of plant and equipment such as scientific, office, manufacturing, and computer equipment as well as depreciation of leasehold improvements.

In-process Research and Development.  In-process research and development expense relates to the portfolio of oncology products we acquired in connection with the acquisition of ProlX. These technologies require regulatory approval to be commercialized and, in the absence of such regulatory approval, have no proven alternative future use. Consequently, we expensed their fair value at the time of the acquisition. During the year ended December 31, 2006, we recognized in-process research and development expenses of $24.9 million in connection with the ProlX acquisition.

Investment and other income.  Investment and other income consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments consist of Canadian or U.S. federal, state, or provincial debt securities, investment grade corporate debt securities and commercial paper, and term deposits or similar instruments of trust companies and banks, all with original maturities of between 90 days and one year at the time of purchase. Our short term investments and cash balances are denominated in either United States dollars or Canadian dollars, and the relative weighting between United States dollars and Canadian dollars will vary from time to time based on market conditions and our operating requirements in the two countries. We have historically not engaged in hedging transactions with respect to our U.S. and Canadian dollars investment assets or cash balances.

Interest expense.  Interest expense consists of interest payments under capital lease agreements for computer equipment.

Change in fair value of warrants.  Change in fair value of warrants relates to outstanding warrants to acquire shares of common stock. The exercise price of the warrants are denominated in United States dollars Share purchase warrants with an exercise price denominated in a currency other than our functional currency, which, prior to January 1, 2008, was the Canadian dollar, are recorded as liabilities. Changes in the fair value of the warrants are then reflected in our statement of operations.

Income Tax Recovery.  Income tax recovery relates to the proceeds realized from the sale of New Jersey state tax losses attributable to our U.S. subsidiary operating in the State of New Jersey. With the closing in December 2007 of our New Jersey operations, we will no longer be eligible to sell our tax losses.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared this management’s discussion and analysis of financial condition and results of operations based on our audited consolidated financial statements, which have been included in this report beginning on page F-1 and which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

The Securities and Exchange Commission considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	Revenue recognition;

•	Stock-based compensation;

•	Changes in fair value of warrants; and

•	Foreign currency translation.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement; otherwise, consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

Revenue from our collaboration with Merck KGaA is recognized as follows:

Up-Front Fees and License Fees.  Up-front fees and license fees received in connection with our agreements with Merck KGaA are deferred and recognized as revenue ratably over the term of the agreement or related product life cycle, whichever is shorter.

Milestones.  Milestone payments under our agreements with Merck KGaA are recognized as revenue upon performance of obligations or satisfaction of conditions defined as milestones in the agreements, assuming we have no further involvement or obligation to perform with respect to the milestone under our agreements with Merck KGaA. Milestone payments for which we have ongoing involvement or obligations are deferred and recognized as revenue over the estimated period of our ongoing involvement or performance of our obligation.

Contract Research Funding and Contract Manufacturing.  Effective March 1, 2006, we transitioned responsibility for the clinical development and regulatory activities for Stimuvax to Merck KGaA. Prior to March 1, 2006, we were responsible for clinical research and development costs related to obtaining regulatory approval in North America, and Merck KGaA and we agreed to equal co-funding of the eligible costs. We recognized these reimbursed costs as revenue in the same period the costs were incurred. Subsequent to March 1, 2006, we have continued to receive cost reimbursements from Merck KGaA related to transition activities and the supply of clinical trial material. The reimbursed transition costs are recognized as revenue in the same period the costs are incurred. The reimbursed clinical trial material costs are recognized as contract manufacturing revenue after the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA.

In August 2007, we signed amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Under the terms of the amended agreements, we have retained responsibility for the manufacture Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from Oncothyreon. The amended agreements transform what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting from the date of the signed amended agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively. Contract manufacturing revenue is recognized after shipment of the clinical trial material to Merck KGaA and upon the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. The associated costs of the clinical trial material is removed from inventory and recorded as manufacturing expense at the same time the contract manufacturing revenue is recognized.

Royalties.  Royalties based on reported sales of licensed products, if any, will be recognized based on the terms of our agreements with Merck KGaA when and if reported sales are reliably measurable and collectibility is reasonably assured. To date, we have not recognized any royalty revenues from product sales under our agreements with Merck KGaA.

Stock-Based Compensation

We maintain an Amended and Restated Share Option Plan under which an aggregate of 1,315,036 common shares were subject to outstanding options as of December 31, 2007 and an aggregate of 633,552 common shares were available for future issuance. We have generally granted options to acquire our common shares to our employees and directors under the share option plan, and we have granted restricted stock to non-employee directors under the restricted share unit plan. As required by our plan and the rules of the Toronto Stock Exchange, we have historically granted options to acquire shares of our common shares with an exercise price equal to the closing price of our common shares in trading on the Toronto Stock Exchange on the trading day immediately prior to the date of grant. In cases where our board of directors approved grants during a closed trading window under our insider trading policy, however, our board of directors fixed the exercise price based on the closing price of our common shares in Toronto Stock Exchange trading on the first trading day after our trading window opened. To date, the exercise price for all our stock option grants has been established based on our functional currency, the Canadian dollar.

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and we adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Share-Based Compensation — Transition and Disclosure, or SFAS 148. For stock options granted during fiscal 2004 and fiscal 2005, we determined the fair value at the grant date using the Black-Scholes option pricing method for purposes of our pro forma disclosures under SFAS 123.

Under APB 25 and associated interpretations, we were required to record as compensation expense the excess, if any, of the fair market value of the stock on the date the stock option was granted over the applicable option exercise price. During fiscal 2005, we recorded no compensation expense under APB 25 as all options granted had exercise prices equal to the fair market value of the common shares on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased, or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We also evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

For stock-based compensation accounted for under SFAS 123(R), we determined the estimated fair value of our common shares at the time of grant based on the closing price of our common shares in trading on the Toronto Stock Exchange on the trading day immediately prior to the date the board of directors approved the stock option, unless the applicable exercise price was established on a date after board approval, in which case we have used the closing price on the date the exercise price was established. For purposes of determining the fair value of options granted under SFAS 123(R), we determined the fair value using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted:

	Year Ended		Year Ended
	December 31,		December 31,
	2007		2006

Risk-free interest rate		4.21%		4.07%
Expected life of options in years		6.0		6.0
Expected dividend rate		0%		0%
Expected volatility		102.52%		103.86%
Weighted average grant-date fair value per share option $CDN	Cdn. $	6.47	Cdn. $	6.18

We based the risk-free interest rate for the expected term of the option on the yield available on Government of Canada benchmark bonds with an equivalent expected term. The expected life of options in years represents the period of time stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules, historical employee behavior, and expectations concerning future employee behavior. We determined expected volatility based on a Bloomberg weekly report of the volatility of our common shares for a historic period equal to the expected term of the stock option.

Change in Fair Value of Warrants

Information concerning outstanding warrants to acquire our capital stock as of December 31, 2007 is set forth in the table below. Each of these warrants was issued to investors in connection with private financing transactions, and no market currently exists for any of these warrants. The exercise price for all of these warrants is denominated in United States dollars.

	Number of Shares
	Subject to Warrants	Warrant Exercise	Estimated Fair
Issuance Date	Issued	Price Per Share	Value of Warrants

January 30, 2006	458,126	$15.00	$14
December 18, 2006	337,024	$11.16	50

	795,150		$64

We account for changes in the fair value of outstanding warrants to acquire our capital stock in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. Under SFAS 133, warrants with an exercise price denominated in a currency other than our functional currency, which prior to January 1, 2008 was the Canadian dollar, are recorded as liabilities, and changes in the fair value of the warrants at the end of each reporting period are required to be recognized in income as realized gains or losses.

For purposes of determining the fair value of warrants issued under SFAS 133, we used the Black-Scholes option pricing model. We assumed a zero percent dividend yield.

For purposes of applying the Black-Scholes model, we based the risk-free interest rate for the expected term of each warrant on the yield available on Government of Canada benchmark bonds with an equivalent expected term. The expected term represents the period of time the warrant is expected to be outstanding, which we estimated based on the contractual term of the warrant and historical exercise experience. We determined volatility based on a Bloomberg weekly report of the volatility of our common shares for a historic period equal to the expected life of the warrant.

Foreign Currency Translation

For the fiscal year ended December 31, 2007 and comparative periods presented, our functional currency was the Canadian dollar. As such, revenue and expense transactions denominated in currencies other than our functional currency are translated into Canadian dollars at the average exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense.

The operations of all of our subsidiaries are considered to be integrated foreign operations and, accordingly, are converted to Canadian dollars by translating: monetary assets and liabilities at the rate of exchange prevailing at the balance sheet date, non-monetary assets and liabilities at the rate in effect when the assets were acquired or liabilities were assumed, and items included in the statements of operations at the average exchange rates in effect at the date of such transactions with resulting exchange gains or losses included in the determination of income.

As our reporting currency is the U.S. dollar, our Canadian dollar consolidated financial statements are translated into U.S. dollars. Assets and liabilities are translated at the exchange rates as of the balance sheet date while operations and cash flows are translated at average rates for the period. Translation gains or losses related to our net assets are included as a component of accumulated other comprehensive loss in the statement of stockholders’ equity.

Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar to reflect the our migration into the United States effective December 10, 2007, and increasing U.S. dollar denominated revenues and expenditures. Comparatives will not be restated and the change will be accounted for prospectively.

Results of Operations for the years ended December 31, 2007, 2006 and 2005

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions, except
	per share amounts)

Revenue	$3.8	$4.0	$3.6	(5.0)%	11.1%
Expenses	(25.5)	(19.8)	(18.6)	(28.3)%	(6.5)%
In process research and development	—	(24.9)	—	N/M+	N/M+
Change in fair value of warrant liability	1.4	3.8	3.8	(63.2)%	—
Income tax recovery	—	0.5	0.3	N/M+	66.7%

Net loss	$(20.3)	$(36.4)	$(10.9)	44.5%	(233.9)%

Basic and diluted loss per share	$(1.04)	$(2.38)	$(0.83)	56.3%	(186.7)%

+	Not meaningful

We have continued to experience net losses in each of the years ended December 31, 2005, 2006, and 2007. Our net loss decreased from $36.4 million for the year ended December 31, 2006 to $20.3 million for the year ended December 31, 2007. As discussed in more detail below, the substantial decrease in our net loss between fiscal 2006 to fiscal 2007 is attributable in part to the fact that in 2006, we incurred $24.9 million in in-process research and development expense related to the acquisition of ProlX in October 2006, and incurred no in-process research and development expense in 2007. In addition, a reduction in the change in the fair value of warrant liability of $2.4 million contributed to the smaller net loss in fiscal 2007. The balance of our expenses, consisting of research and development, manufacturing, general and administrative, marketing and business development, depreciation, investment and other income, and interest expense have increased by $5.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in our expenses in 2007 is primarily due to legal, accounting and tax advisory fees of $4.5 million associated with our reincorporation into the United States and certain costs associated with a reduction of administrative staff. Our expenses were also negatively impacted by $1.4 million attributable to foreign exchange losses. These negative impacts to our expenses were partially offset by certain positive impacts including lower research and development costs in fiscal 2007.

Our net loss increased from $10.9 for the year ended December 31, 2005 to $36.4 million for the year ended December 31, 2006. As discussed in more detail below, the substantial annual increase in our net loss between fiscal 2005 and fiscal 2006 is attributable in part to an increase in our expenses, and in part to substantial non-cash expenses recognized in fiscal 2006. Excluding in-process research and development expense and the change in fair value of outstanding warrants, our operating expenses, consisting of research and development, general and administrative, marketing and business development, depreciation, investment and other income, and interest expense increased from $18.6 million in fiscal 2005 to $19.8 million in fiscal 2006. In addition, in fiscal 2006, we expensed $24.9 million of in-process research and development acquired in connection with the acquisition of ProlX. Also contributing to the increase in our expenses were our adoption of SFAS 123(R) in fiscal 2006 and the appreciation of the Canadian dollar relative to the U.S. dollar.

A substantial portion of our operating expenses are denominated in Canadian dollars, which was our functional currency in each of the fiscal years presented, and increases in the value of the Canadian dollar relative to the U.S. dollar had an adverse effect on our expenses when expressed in U.S. dollars on our consolidated statements of operations. Effective January 1, 2008, the U.S. dollar became both our functional and reporting currency, but we expect to continue to incur substantial expenses in Canadian dollars associated with our Canadian operations and will therefore continue to be subject to foreign currency exchange risks.

Revenue

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Contract research and development	$0.7	$3.7	$3.2	(81.1)%	15.6%
Contract manufacturing	2.5	—	—	N/M+	—
Licensing revenues from collaborative agreements	0.5	0.2	0.2	150.0%	—
Licensing, royalties and other revenue	0.1	0.1	0.2	—	(50.0)%

	$3.8	$4.0	$3.6	(5.0)%	11.1%

+	Not meaningful

Our contract research and development revenue decreased 81.1% from $3.7 million in fiscal 2006 to $0.7 million in fiscal 2007. The decrease is primarily attributable to decreased funding received from Merck KGaA associated with Stimuvax as a result of the restructuring of our agreement with Merck KGaA. During 2006, we transitioned responsibility for the clinical development and regulatory activities for Stimuvax to Merck KGaA, which has resulted in reduced contract research and development revenue compared to 2006.

In August 2007, we signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Under the terms of the amended agreements, we have the responsibility of manufacturing Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from us. The amended agreements transform what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting from the date of the signed amended agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. During 2007, we recognized $2.5 million in contract manufacturing revenue under the revised agreements with Merck KGaA, which partially offset the $3.0 million reduction in contract research and development revenue described above. Previously, these amounts would have been reflected under contract research and development revenue and research and development expense, respectively. Contract manufacturing revenue is recognized after shipment of the clinical trial material to Merck KGaA and upon the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. The associated costs of the clinical trial material is removed from inventory and recorded as manufacturing expense at the same time the contract manufacturing revenue is recognized. In the first quarter of 2007 we resumed manufacturing to support the global phase 3 trial of Stimuvax and commenced shipments of clinical trial material to Merck KGaA in the second quarter of 2007.

Our contract research and development revenue increased by 15.6% from $3.2 million to $3.7 million from fiscal 2005 to 2006. Of the $0.5 million increase between fiscal 2005 and fiscal 2006, $0.8 million was attributable to increased reimbursements from Merck KGaA associated with the commercial development of Stimuvax, offset in part by loss of reimbursements associated with Theratope when Merck KGaA cancelled our Theratope collaboration in early 2004. We recognized $0.3 million in contract research and development revenue associated with Theratope in fiscal 2005 relating to non-recurring fixed costs for which we received a lump sum payment from Merck KGaA in 2004. We accounted for this payment as deferred revenue and recognized the revenue as associated costs were incurred through to September 2005. Beginning in the second quarter of 2005, we commenced a second Phase 2 safety study for Stimuvax, and in February 2007, Merck KGaA enrolled the first patient in a Phase 3 study, each of which contributed to the increased contract research and development revenues during 2005 and 2006.

Our licensing revenue from collaborative agreements increased from $0.2 million for the year ended December 31, 2006 to $0.5 million for the year ended December 31, 2007. In February 2007, we announced that the first patient had been enrolled in a global Phase 3 trial of Stimuvax which triggered a cash milestone payment to us from Merck KGaA of $2.5 million before associated payments to third parties of $0.4 million. In August 2007, we announced the signing of the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA which triggered an additional cash milestone payment to us from Merck KGaA of $2.5 million before associated payments to third parties of $0.1 million. Finally, in December 2007, we announced the completion of the transfer of certain assays and methodology related to Stimuvax to Merck KGaA which triggered a further cash milestone payment to us of $5.0 million. We have recorded these milestone payments as deferred revenue and are recognizing the payments as revenue ratably over the remaining patent life of the Stimuvax product of approximately 10 years. As a result, our licensing revenue from collaborative agreements increased in 2007 compared to 2006.

Between fiscal 2005 and fiscal 2006, licensing revenue from collaborative agreements remained unchanged. The $0.2 million of licensing revenue from collaborative agreements recognized in both fiscal 2005 and 2006 represents amortization of the up-front fee attributable to Stimuvax over the ten year period.

Our licensing, royalties, and other revenue in fiscal 2007 remained unchanged from fiscal 2006 at $0.1 million. The 50% decrease to $0.1 million in 2006 from $0.2 million in 2005 resulted from decreased contract manufacturing activities utilizing our various patented technologies and compounds for external customers.

Research and Development/Manufacturing

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Research and development	$10.0	$12.2	$13.6	18.0%	10.3%
Manufacturing	2.6	—	—	N/M+	—

	$12.6	$12.2	$13.6	(3.3)%	10.3%

Our combined research and development/manufacturing expense increased 3.3% from $12.2 million for the year ended December 31, 2006 to $12.6 million for the year ended December 31, 2007. The increase primarily relates to clinical and development activities related to our ProlX operation, which was acquired October 30, 2006, and increased Stimuvax manufacturing activities associated with the amended agreements with Merck KGaA relating to Stimuvax. Partially offsetting these increased expenses in 2007, relative to 2006, was the elimination of costs incurred in 2006 associated with restructuring our workforce and transitioning the responsibility for the clinical development and regulatory activities for Stimuvax to Merck KGaA.

As noted previously under the discussion of revenues, effective with the signing of the amended and restated collaboration and supply agreements related to Stimuvax, clinical trial material costs related to the supply of Stimuvax to Merck KGaA have been presented separately in the consolidated statements of operations as manufacturing expense. Previously, these costs were reported under research and development expenses. As a result, the 18.0% decrease in research and development expense from 2006 to 2007 was primarily attributable to the change in our business relationship with Merck KGaA reflected in the amended agreements.

Research and development expense decreased 10.3% from $13.6 million in fiscal 2005 to $12.2 million in fiscal 2006. The $1.4 million decrease in research and development expense from 2005 to 2006 was attributable to reductions in our research and development expense following the March 2006 transfer to Merck KGaA of clinical development and regulatory approval responsibility for Stimuvax, offset in part by $0.6 million of stock compensation expense associated with our adoption of SFAS 123(R) on January 1, 2006 and $1.7 million of costs associated with a workforce reduction we implemented in 2006.

We incur a portion of our research and development expense, particularly relating to salaries and benefits, in Canadian dollars. During the period from January 1, 2005 to December 31, 2007, the Canadian dollar appreciated substantially against the United States dollars, which has the effect of increasing our costs when reported in U.S. dollars. Although we adopted the U.S. dollar as our functional currency effective January 1, 2008, we will continue to incur substantial expenses, including research and development expenses, in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

General and Administrative

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

General and administrative	$11.8	$7.6	$4.7	(55.3)%	(61.7)%

Our general and administrative expense increased 55.3% from $7.6 million for the year ended December 31, 2006 to $11.8 million for the year ended December 31, 2007. The increase in general and administrative expense from 2006 to 2007 is primarily attributable to legal, accounting and tax advisory professional fees and costs associated with our reincorporation in Delaware, which totaled $4.5 million. General and administrative expense increased 61.7% from $4.7 million in fiscal 2005 to $7.6 million in fiscal 2006. Of the $2.9 million increase in general and administrative expense from 2005 to 2006, $1.8 million was attributable to stock-based compensation expense under SFAS 123(R) and $1.6 million in 2007, $0.8 million was associated with severance and other termination payments to departing executive officers, and $0.4 million was associated with a workforce reduction that we implemented during 2006.

General and administrative expense represents our largest category of expense after research and development/manufacturing expense, and we will continue to incur a substantial portion of our general and administrative expenses in Canadian dollars. Increases in the value of the Canadian dollar relative to the U.S. dollar may have an adverse effect on our general and administrative expenses when expressed in U.S. dollars.

Marketing and Business Development

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Marketing and business development	$0.6	$0.6	$0.8	—	25.0%

Our marketing and business development expense of $0.6 million for the year ended December 31, 2007 is similar to the same period in 2006. In March 2007, we eliminated our marketing and business development organization as we increased our focus on the ongoing development of our newly acquired portfolio of small molecule compounds. We incurred related severance and workforce reduction costs totaling $0.4 million in the first quarter of 2007. Marketing and business development expense decreased 25% from $0.8 million in fiscal 2005 to $0.6 million in fiscal 2006. The decrease from 2005 to 2006 is due to reduced marketing activities as we continued to focus our efforts on potential in-licensing and out-licensing opportunities.

Depreciation

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Depreciation	$0.2	$0.3	$0.2	33.3%	(50.0)%

Our depreciation expense decreased 33.3% from $0.3 million in fiscal 2006 to $0.2 million in fiscal 2007. Depreciation expense increased 50.0% from $0.2 million in fiscal 2005 to $0.3 million in fiscal 2006. The relatively static depreciation expense reflects the fact that we have not made any substantial capital expenditures or equipment purchases in the last two years.

In-Process Research and Development

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

In-process research and development	$—	$24.9	$—	N/M+	N/M+

+	Not meaningful

In-process research and development expense of $24.9 million in fiscal 2006 relates to the acquisition of a portfolio of oncology products from ProlX. The portfolio consisted primarily of patents and technologies which require regulatory approval to be commercialized and which have no proven alternative future uses.

Investment and Other Loss (Income)

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Investment and other loss (income)	$0.4	$(0.9)	$(0.7)	N/M+	28.6%

+	Not meaningful

Our investment and other loss (income) decreased from income of $0.9 million for the year ended December 31, 2006 to a loss of $0.4 million for the year ended December 31, 2007. The decrease in investment and other loss (income) was primarily attributable to a foreign exchange loss on our U.S. dollar holdings arising from increases in the value of the Canadian dollar relative to the U.S. dollar during the periods. Of the $1.3 million decrease, $1.4 million was attributable to increased foreign exchange losses, which was partially offset by an increase in income from cash and investments of $0.1 million.

Investment and other loss (income) increased 28.6% from income of $0.7 million in fiscal 2005 to income of $0.9 million in fiscal 2006. The increase in investment and other income reflects increased income from cash and investments and fluctuating foreign exchange gains and losses on our U.S. dollar holdings arising from changes in the value of the Canadian dollar relative to the U.S. dollar during the period 2005 through 2006. The $0.2 million increase from 2005 to 2006 was entirely attributable to higher income from cash and investments.

Change in Fair Value of Warrant Liability

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Change in fair value of warrant liability	$1.4	$3.8	$3.8	(63.2)%	—

+	Not meaningful

We recognized $1.4 million recovery for fiscal 2007 and $3.8 million recovery for fiscal 2006 and 2005 as a result of a reduction in the fair value of warrant liability. The change in fair value of warrant liability will vary from period to period based on warrant exercises, warrant expirations and updated assumptions used in the Black-Scholes pricing model.

Income Tax Recovery

	Years Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change
	(In millions)

Current	$—	$0.5	$0.3	N/M+	66.7%

+	Not meaningful

Income tax recovery increased by 66.7% from $0.3 million in 2005 to $0.5 million in 2006, but reduced to nil in 2007. In December 2007, we closed our office in Cranbury, New Jersey and therefore no longer qualify to participate in the New Jersey tax loss selling program that was the source of our income tax recoveries in 2006 and 2005.

Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for each of our eight fiscal quarters in the period ended December 31, 2007. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report, and reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006(1)	2007	2007	2007	2007
	(Dollars in thousands, except share and per share data)

Statement of Operations
Total revenues	$330	$1,020	$1,520	$1,109	$171	$590	$1,099	$1,938
Research and development	$3,427	$2,659	$3,229	$2,885	$2,972	$3,355	$1,406	$2,278
Manufacturing(3)	$—	$—	$—	$—	$—	$—	$1,168	$1,396
In-process research and development	$—	$—	$—	$24,920	$—	$—	$—	$—
Change in fair value of warrant liability	$(1,470)	$(1,067)	$(74)	$(1,238)	$(266)	$(402)	$(511)	$(242)
Net loss	$(3,531)	$(2,503)	$(3,247)	$(27,113)	$(4,676)	$(4,961)	$(5,551)	$(5,152)
Basic and diluted loss per share(2)	$(0.24)	$(0.17)	$(0.22)	$(1.58)	$(0.24)	$(0.25)	$(0.29)	$(0.26)
Weighted average number of common shares outstanding (in 000’s)(2)	14,311	14,898	14,898	17,133	19,486	19,486	19,486	19,486
Balance Sheet
Total assets	$31,109	$28,958	$26,683	$33,456	$31,243	$28,531	$35,558	$36,218
Total long-term liabilities	$2,890	$1,901	$1,779	$2,328	$4,315	$4,115	$7,939	$12,526
Common shares outstanding (in 000’s)	14,898	14,898	14,898	19,486	19,486	19,486	19,486	19,486

(1)	On October 30, 2006, we acquired ProlX and commencing with our quarter ended December 31, 2006 the results of ProlX have been included in our consolidated statements of operations.

(2)	On December 11, 2007, our common stock began trading on the Nasdaq Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. Shareholders of the former Biomira received one share of our common stock for each six shares of Biomira that they held. For years presented prior to 2007, the summary consolidated financial and operating data has been prepared after giving effect to the 6 for 1 share exchange.

(3)	In August 2007, we signed amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Under the terms of the amended agreements, Oncothyreon has retained responsibility for the manufacture of Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from Oncothyreon. The amended agreements transform what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting from the date of the signed amended agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

Liquidity and Capital Resources

Cash, cash equivalents, short term investments and working capital

As of December 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $12.0 million, short term investments of $12.2 million, and accounts receivable of $2.0 million. Our cash equivalents and short-term investments are invested in money market funds, short-term obligations of the United States Treasury and Government of Canada, and commercial paper. Of our cash, cash equivalents, and short term investments at December 31, 2007, approximately 45.5% was denominated in Canadian dollars and were reflected on our balance sheet based on applicable conversion rates on December 31, 2007. Our accounts receivable primarily represent invoices issued to Merck KGaA related to clinical trial materials. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations.

Our cash and cash equivalents and short-term investments were $24.2 million as December 31, 2007 compared to $28.4 million as of December 31, 2006, a decrease of $4.2 million or 14.8%. The net decrease reflects operating expenditures of $22.8 million in 2007 offset by $15.8 million in cash received under our collaborative and contract manufacturing agreements, $0.4 million used in payment of accrued business acquisition and share issuance costs, and $0.7 million used in the purchase of plant and equipment. Offsetting theses decreases was the favorable effect of exchange rate fluctuations on our cash and cash equivalents of $1.7 million and our short-term investments of $1.9 million.

As of December 31, 2007, our working capital (where working capital is defined as current assets less current liabilities) was $21.1 million compared to $27.2 million as of December 31, 2006, a decrease of $6.1 million or 22.4%. The decrease in working capital is primarily attributable to a $4.2 million decrease in cash, cash equivalents and short-term investments, a $5.6 million increase in current deferred revenue, and a $2.3 million increase in accounts payable and accrued liabilities; offset by a $1.1 million increase in accounts receivable, a $0.4 million increase in government grant receivable, a $4.0 million increase in inventory and a $0.4 million increase in notes receivable. The increase in deferred revenue and accounts receivable primarily relates to upfront entitlements on Stimuvax clinical trial material to be provided to Merck KGaA, as disclosed in Note 15, Collaborative Agreements, of our audited consolidated financial statements for the year ended December 31, 2007. The rise in inventory relates to increased Stimuvax manufacturing activities as a result of the commencement of the Merck KGaA-led phase 3 trial in NSCLC in the first quarter of 2007, and the increase in accounts payable and accrued liabilities primarily relates to legal, accounting and tax advisory professional fees and costs associated with our reincorporation to Delaware and accrued manufacturing costs.

We believe that our currently available cash, cash equivalents, and short term investments, together with milestone payments we currently anticipate receiving from Merck KGaA under our collaboration agreements, will be sufficient to finance our operations into the second quarter of 2009.

Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, that the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash flows from operating activities

We used $7.0 million of cash in operating activities for the year ended December 31, 2007, a decrease of $6.7 million over the $13.7 million used in the year ended December 31, 2006. The decrease in cash used in operating activities was attributable primarily to proceeds received from collaborative agreements and contract manufacturing of $15.8 million, a decrease in cash outlays for accounts payable and accrued liabilities of $1.5 million, a reduction in the change in fair value of the warrant liability of $2.4 million, and a decrease in net loss of $16.1 million, offset by an increase in cash outlays for inventory of $2.5 million, an increase in deferred revenue recognized of $0.9 million, and reduction of non-cash expenses relating to in-process research and development of $24.9 million and stock compensation expense of $0.8 million.

We used $13.7 million of cash in operating activities during the fiscal year ended December 31, 2006, a decrease of $0.9 million over the $14.6 million used in fiscal 2005. The decrease in cash used in operating activities between fiscal 2005 and fiscal 2006 was attributable principally to an increase in net loss of $25.6 million and an increase in cash outlays for inventory of $1.0 million offset by an increase in non-cash expenses relating to stock compensation of $2.5 million and in-process research and development of $24.9 million.

Cash flows from investing activities

We had cash inflows of $4.2 million from investing activities during the year ended December 31, 2007, an increase of $13.0 million over the $8.8 million used in the year ended December 31, 2006. The decrease in cash used in investing activities between fiscal 2006 and fiscal 2007 was attributable principally to lower net redemptions of short-term investments required to fund operations of $9.6 million and lower business acquisition costs of $3.6 million.

We used $8.8 million of cash in investing activities during the fiscal year ended December 31, 2006, an increase of $13.9 million over the $5.1 million provided from investing activities in fiscal 2005. The increase in cash used in investing activities between fiscal 2005 and fiscal 2006 was attributable principally to higher net redemptions of short-term investments required to fund operations of $9.9 million and business acquisition costs of $3.9 million.

Cash flows from financing activities

We used $0.2 million of cash in financing activities during the year ended December 31, 2007, a decrease of $27.9 million over the $27.7 million generated in the year ended December 31, 2006. The decrease in cash generated in financing activities between fiscal 2006 and fiscal 2007 was attributable principally to the January and December 2006 common stock and warrant financings of $27.7 million.

We generated $27.7 million of cash from financing activities during the fiscal year ended December 31, 2006, an increase of $27.0 million over the $0.7 million generated in fiscal 2005. The increase in cash generated in financing activities between fiscal 2005 and fiscal 2006 was attributable principally to the January and December 2006 common stock and warrant financings of $27.7 million offset by a reduction in proceeds received from the exercise of share options and warrants of $0.8 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2007:

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating leases — premises	$1,442	$431	$666	$345	$—
Operating leases — equipment and other	20	20	—	—	—

	1,462	451	666	345	—
Capital lease obligations (including interest)	179	111	68	—	—

Total contractual obligations	$1,641	$562	$734	$345	$—

The lease for our corporate facilities in Edmonton, Alberta expired on March 31, 2007, and we have continued to occupy the premises on a month-to-month basis. During the quarter ended June 30, 2007, we entered into an offer to lease approximately 32,000 square feet with the Edmonton Economic Development Corporation. The signing of the lease is awaiting finalization of negotiations between Edmonton Economic Development Corporation and the Province of Alberta, the current owner of the property. The offer to lease contemplates a lease term extending through to March 31, 2012 with an average base annual rent of $0.3 million with an option to renew for a further five year term. The base annual rent under the offer to lease has been reflected in the above schedule of contractual obligations.

In July 2007, Biomira Marketing Inc., a wholly-owned subsidiary of the Company, entered a lease agreement for an office facility in Bellevue, Washington. The lease has a term extending through November, 2008 and provides for a monthly base rent of $8,200 for the first 12 months increasing to $8,500 for the remaining 6 months. We intend to allow this lease to expire and to consolidate certain of our operations by entering into a lease for substantially more office and lab space in Seattle, Washington totaling approximately 17,000 square feet. Although the terms are subject to ongoing lease negotiations, the base rent of the new facility is estimated to be $66,000 per month and will commence in the third quarter of 2008.

In September 2007, we entered into a new three year capital lease for computer equipment.

In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2006 and December 31, 2007. One loan, in the aggregate principal amount of $99,000, requires repayment only in the event that we commercialize the product or service developed with the funds provided under the loan agreement. For purposes of the loan, a product or service is considered to be commercialized as of the date we receive FDA approval for the product or service or upon receipt of consideration for the sale or license of the product or service. In addition, if we commercialize a product or service developed with funding under the agreement, we are required to conduct manufacturing in the Commonwealth of Pennsylvania or pay a transfer fee equal to three times the amount of the funding. A second loan, in the aggregate principal amount of $100,000, is repayable on similar terms as the first loan in the event we commercialize a product or service developed with funding received under the second loan. In addition, under the second loan, if we commercialize a product or service funded under the second loan, we are obligated to maintain a “significant presence,” defined as 80% of our personnel, in the Commonwealth of Pennsylvania for a period of ten years or to pay a transfer fee equal to three times the amount of the funding. Finally, if we become obligated to repay the loans as a result of having commercialized a product or service, the aggregate amount repayable will equal the original funded amount multiplied by a factor ranging from one to two, subject to certain conditions. As the timing of any future payments under these loans cannot be determined with any certainty, the related repayments have not been reflected in the above schedule of contractual obligations.

In connection with the acquisition of ProlX, we may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. We may become obligated to issue shares of our common stock with a fair market value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product. We may become obligated to issue shares of our common stock with a fair market value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market. Finally, under certain circumstances, in the event that within two years of the closing of the acquisition, we enter into a collaboration agreement for a ProlX product in a specified non-oncology indication, we may become obligated to pay the former ProlX stockholders 50% of any collaboration consideration we realize from the collaboration.

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payment of ongoing licensing fees and royalties, as well as contingent payments when certain milestones as defined in the agreements have been achieved.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2007, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or (“FASB”), issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109, Accounting for Income Taxes which became effective for us as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return.

The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

Our taxation years 2003 through 2007 remain open to examination by the Canada Revenue Agency. Our taxation years 1998 through 2007 remain open to examination by the Barbados Inland Revenue Department. Our taxation years 2004 through 2007 remain open to examination by the United States Internal Revenue Service and the Netherlands Tax and Customs Administration. The taxation year 2007 remains open to examination by the Luxembourg Administration of Direct Contributions. We file income tax returns in Canada, Barbados, the United States, the Netherlands and Luxembourg.

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not currently hold any hybrid financial instruments and there was no impact on our consolidated financial statements.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS 157 for our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We are required to adopt SFAS 159 for our fiscal year ending December 31, 2008, and early adoption is allowed under certain circumstances. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. We are required to adopt EITF 07-3 for our fiscal year ending December 31, 2008. We are currently evaluating the impact EITF 07-3 will have on our consolidated financial statements.

In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

For the fiscal year ended December 31, 2007 and comparative periods presented, our functional currency was the Canadian dollar. Of our cash, cash equivalents, and short-term investments as of December 31, 2007 and December 31, 2006, approximately 45.5% and 53.5%, respectively, were denominated in Canadian dollars. A substantial portion of our operating expenses, excluding manufacturing and change in the fair value of warrant liability, are denominated in Canadian dollars, reflecting the scope of our operations in Edmonton, Alberta. We do not hedge our exposure to foreign currency risks.

As the Company’s reporting currency is the U.S. dollar, the Canadian dollar consolidated financial statements are translated to U.S. dollars.

As a result of transacting our business in two principal currencies and reporting our financial statements in U.S. dollars, our operating results have been in certain years, and may be in the future, adversely affected by currency exchange rate fluctuations. The effect of exchange rate fluctuations on our future operating results may adversely affect our results in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, and short-term investments totaling $24.2 million as of December 31, 2007 and $28.4 million as of December 31, 2006. These amounts were invested primarily in money market funds, short term obligations of the United States Treasury or the Government of Canada, and commercial paper. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2007, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2007 and as a result our disclosures controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2007. Specifically, a control over the period-end financial reporting process relating to the preparation of our consolidated financial statements was not effective to ensure that a schedule supporting a foreign currency translation was reviewed by appropriate accounting personnel on a timely basis. This lack of appropriate review failed to detect an error in the schedule which resulted in a material audit adjustment to Note 23, Summary of Significant Differences Between Generally Accepted Accounting Principles in the United States and Canada and related disclosures of certain components within stockholders’ equity. This adjustment is reflected in the financial statements contained in this Annual Report on Form 10-K. Due to this error, it was concluded that a material weakness in internal control over financial reporting existed.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management’s Annual Report on Internal Control Over Financial Reporting has been audited by Deloitte & Touche LLP, Independent Registered Chartered Accountants, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

In response to the material weakness in our internal controls noted above, we have formalized procedures relating to the preparation of the schedules supporting financial statement disclosure and enhanced the review process for such schedules. Specifically, the schedules supporting financial statement disclosure will be subject to an additional level of review. With the implementation of these corrective actions we believe that the previously reported material weakness will be remediated as of the first quarter of the fiscal year 2008; however such procedures will not be tested until our first quarter close.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

     To the Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

In performing the assessment, the Company identified a material weakness in internal control over financial reporting as of December 31, 2007. Specifically, a control over the period-end financial reporting process relating to the preparation of the consolidated financial statements was not effective to ensure that a schedule supporting a foreign currency translation was reviewed by appropriate accounting personnel on a timely basis. This lack of appropriate review failed to detect an error in the schedule which resulted in a material audit adjustment to Note 23, Summary of Significant Differences Between Generally Accepted Accounting Principles in the United States and Canada and related disclosures of certain components within stockholders’ equity. This adjustment is reflected in the financial statements contained in this Annual Report on Form 10-K. Due to this error, it was concluded that a material weakness in internal control over financial reporting existed.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Edmonton, Alberta, Canada
March 13, 2008

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers.”

ITEM 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

The consolidated financial statements of the Company are contained in Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either included in the financial statements or notes thereto, or is not applicable.

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006.
3	.1(3)	Amended and Restated Certificate of Incorporation of Oncothyreon Inc.
3	.2(3)	Bylaws of Oncothyreon Inc.
10	.1(3)	Form of Indemnification Agreement.
10	.2(2)	Offer Letter with Rao Koganty, dated December 16, 1985.
10	.3(2)	Offer Letter with Marilyn Olson, dated August 10, 1989.
10	.4(2)	Offer letter with Robert Aubrey, dated August 7, 1990.
10	.5(2)	Offer Letter with Edward Taylor, dated May 3, 1995.
10	.6†(2)	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996.
10	.7(2)	Severance Agreement between Biomira Inc. and Edward Taylor, dated July 6, 1998.
10	.8(2)	Severance Agreement between Biomira Inc. and Robert Aubrey, dated July 6, 1998.
10	.9†(3)	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals, Inc., dated June 3, 1999.
10	.10†(3)	Product Development and Clinical Supply Agreement between Biomira USA and Cook Imaging Corporation d.b.a. Cook Pharmaceutical Solutions, dated September 10, 1999.
10	.11†(3)	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000.
10	.12†(2)	Exclusive License Agreement among Georgetown University, the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 5, 2001.
10	.13(2)	Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002.
10	.14†(3)	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001.
10	.15(2)	Severance Agreement between Biomira Inc. and Marilyn Olson, dated May 12, 2003.
10	.16†(3)	Letter Agreement between Biomira Inc. and Cancer Research Technology Limited (formerly Imperial Cancer Research Technology Limited), dated March 9, 2004.
10	.17(2)	Commercial Lease Agreement between 221 E. 6th St. LLC and ProlX Pharmaceuticals Corporation, dated March 26, 2004.
10	.18†(2)	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 29, 2004.
10	.19†(3)	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.
10	.20†(3)	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.
10	.21†(2)	Exclusive Patent License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated September 15, 2005.
10	.22(2)	Letter Agreement between Rodman & Renshaw, LLC and Biomira Inc., dated January 10, 2006.
10	.23†(2)	Amended and Restated Collaboration Agreement between Biomira B.V. and Merck KGaA, dated March 1, 2006.
10	.24†(2)	Amended and Restated Supply Agreement between Biomira International Inc. and Merck KGaA, dated March 1, 2006.
10	.25(2)	Severance Agreement between Biomira Inc. and Rao Koganty, dated March 21, 2006.

Exhibit
Number		Description

10	.26(2)	Consulting Agreement between Biomira Inc. and T.A. McPherson Professional Corporation, dated July 1, 2006.
10	.27(2)	Offer letter with Robert Kirkman, dated August 29, 2006.
10	.28†(2)	Letter Agreement between the University of Arizona and Biomira Inc., dated October 6, 2006.
10	.29(2)	Offer Letter with Lynn Kirkpatrick dated October 30, 2006.
10	.30(2)	Assignment of Lease Agreement between 221 E. 6th St. LLC, ProlX Pharmaceuticals Corporation and Biomira Inc.
10	.31(2)	Escrow Agreement between D. Lynn Kirkpatrick, Garth Powis, John S. Lazo, ComputerShare Trust Company and Biomira Inc., dated October 30, 2006.
10	.32(2)	Release and Settlement Agreement between Biomira Inc. and Dr. Alex McPherson, dated December 8, 2006.
10	.33(2)	Lease Agreement between W2007 Seattle Office 110 Atrium Place Realty, LLC and Biomira Marketing, Inc., dated July 19, 2007.
10	.34(1)	Amended and Restated Share Option Plan and form of stock option agreement thereunder.
10	.35(1)	Amended and Restated Restricted Share Unit Plan.
10	.36(2)	2006 Variable Pay Plan.
10	.37(2)	Form of Subscription Agreement entered into between Biomira Inc. and each of the individuals and entities listed on Schedule 1 to this Exhibit 10.37, dated January 26, 2006.
10	.38(2)	Form of Purchase Warrant issued by Biomira Inc. to each of the individuals and entities listed on Schedule 1 to this Exhibit 10.38, dated January 30, 2006.
10	.39(2)	Letter Agreement between Rodman & Renshaw, LLC and Biomira Inc., dated December 1, 2006.
10	.40(2)	Securities Purchase Agreement among Biomira Inc. and each of the signatories thereto, dated December 18, 2006.
10	.41(2)	Form of Purchase Warrant issued by Biomira Inc. to each of the individuals and entities listed on Schedule 1 to this Exhibit 10.41, dated December 18, 2006.
10	.42(2)	Purchase Warrant issued by Biomira Inc. to Rodman & Renshaw, LLC, dated December 18, 2006.
10	.43(2)	Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006.
10	.44(2)	General Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006.
10	.45(2)	Security Agreement between Linda Pestano and Biomira Inc., dated November 8, 2006.
10	.46(2)	General Security Agreement between Linda Pestano and Biomira Inc., dated November 8, 2006.
10	.47(2)	Security Agreement between Patrick Trown and Biomira Inc., dated November 3, 2006.
10	.48(2)	General Security Agreement between Patrick Trown and Biomira Inc., dated November 3, 2006.
10	.49(2)	Promissory Note between Jeffrey Millard and Biomira Inc., dated November 8, 2006.
10	.50(2)	Promissory Note between Linda Pestano and Biomira Inc., dated November 8, 2006.
10	.51(2)	Promissory Note between Patrick Trown and Biomira Inc., dated November 8, 2006.
10	.52(2)	Letter Agreement between Patrick Trown and Biomira Inc., dated May 31, 2007.
23.1		Consent of Deloitte & Touche LLP, independent registered chartered accountants.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO and CFO pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for portions of this exhibit.

(1)	Incorporated by reference to registration statement on form S-4/A filed October 29, 2007.

(2)	Incorporated by reference to registration statement on form S-4 filed September 12, 2007.

(3)	Incorporated by reference to registration statement on form S-4/A filed September 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTHYREON INC

By:	/s/ Robert L. Kirkman
Robert L. Kirkman
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Kirkman Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ Edward A. Taylor Edward A. Taylor	Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)	March 13, 2008

Christopher S. Henney	Chairman and Director

/s/ Michael C. Welsh Michael C. Welsh	Director	March 13, 2008

/s/ Richard L. Jackson Richard L. Jackson	Director	March 13, 2008

Robert Blair	Director

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	March 13, 2008

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Oncothyreon Inc.

We have audited the accompanying consolidated balance sheets of Oncothyreon Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncothyreon Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments. Also, as discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, based on the modified prospective transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Edmonton, Alberta, Canada
March 13, 2008

ONCOTHYREON INC.

Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except stock amounts)

	As of December 31,
	2007	2006

ASSETS
Current
Cash and cash equivalents	$12,035	$13,409
Short-term investments	12,151	14,986
Accounts receivable (See Note 5)	2,024	963
Government grant receivable (See Note 5)	552	174
Notes receivable (See Note 6)	364	—
Prepaid expenses (See Note 7)	528	290
Inventory (See Note 8)	5,069	1,104

	32,723	30,926
Plant and equipment (See Note 9)	1,378	388
Deposit asset (See Note 4)	—	1,184
Notes receivable (See Note 6)	—	347
Goodwill (See Note 4)	2,117	611

	$36,218	$33,456

LIABILITIES
Current
Accounts payable and accrued liabilities (See Note 10)	$5,768	$3,475
Current portion of capital lease obligations (See Note 11)	104	40
Current portion of deferred revenue (See Note 15)	5,801	178

	11,673	3,693
Capital lease obligations (See Note 11)	66	28
Notes payable (See Note 12)	199	199
Warrant liability (See Note 13)	64	1,364
Deferred revenue (See Note 15)	12,167	711
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding (See Note 13)	30	26

	24,199	6,021

Contingencies, commitments, and guarantees (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding (See Note 13)	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,485,889 and 19,485,889 shares issued and outstanding (See Note 4 and Note 13)	324,992	324,992
Additional paid-in capital	13,636	11,955
Accumulated deficit	(321,543)	(301,203)
Accumulated other comprehensive loss	(5,066)	(8,309)

	12,019	27,435

	$36,218	$33,456

(See accompanying notes to the consolidated financial statements)

ONCOTHYREON INC.

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31
(expressed in thousands of U.S. dollars, except share and per share amounts)

	2007	2006	2005

Revenue
Contract research and development (See Note 15)	$631	$3,678	$3,171
Contract manufacturing (See Note 15)	2,536	—	—
Licensing revenue from collaborative agreements (See Note 15)	528	182	171
Licensing, royalties, and other revenue	103	119	271

	3,798	3,979	3,613

Expenses
Research and development (See Note 16)	10,011	12,200	13,567
Manufacturing (See Note 15)	2,564	—	—
General and administrative	11,797	7,636	4,690
Marketing and business development	565	587	756
Depreciation	246	247	224
In-process research and development (See Note 4)	—	24,920	—
Investment and other loss (income) (See Note 18)	371	(916)	(656)
Interest expense (See Note 11)	5	10	2
Change in fair value of warrant liability (See Note 13)	(1,421)	(3,849)	(3,843)

	(24,138)	(40,835)	(14,740)

Loss before income taxes	(20,340)	(36,856)	(11,127)
Income tax recovery:
Current (See Note 19)	—	462	287

Net loss	(20,340)	(36,394)	(10,840)
Other comprehensive income	3,243	164	430

Comprehensive net loss	$(17,097)	$(36,230)	$(10,410)

Basic and diluted loss per share	$(1.04)	$(2.38)	$(0.83)

Weighted average number of common shares outstanding	19,485,889	15,316,697	13,109,917

(See accompanying notes to the consolidated financial statements)

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity
(expressed in thousands of U.S. dollars, except number of common shares issued and outstanding)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Number	Amount	Paid-in Capital	Deficit	Loss

Balance at December 31, 2004	13,056,663	$279,440	$9,342	$(253,969)	$(8,903)
Exercise of stock options	3,651	37
Exercise of warrants	75,780	758	141
Net loss				(10,840)
Unrealized holding loss on available-for-sale securities					(51)
Foreign currency translation adjustments					481

Other comprehensive income					430

Balance at December 31, 2005	13,136,094	$280,235	$9,483	$(264,809)	$(8,473)

Conversion of restricted share units	3,166	26	(26)
Equity placements	3,367,000	22,792
Issued for business acquisition	2,979,629	21,939
Stock-based compensation			2,498
Net loss				(36,394)
Unrealized holding gains on available-for-sale securities					99
Foreign currency translation adjustments					65

Other comprehensive income					164

Balance at December 31, 2006	19,485,889	$324,992	$11,955	$(301,203)	$(8,309)

Stock-based compensation			1,681
Net loss				(20,340)
Unrealized holding loss on available-for-sale securities					(48)
Foreign currency translation adjustments					3,291

Other comprehensive income					3,243

Balance at December 31, 2007	19,485,889	$324,992	$13,636	$(321,543)	$(5,066)

(See accompanying notes to the consolidated financial statements)

ONCOTHYREON INC.

Consolidated Statements of Cash Flows
Years ended December 31
(expressed in thousands of U.S. dollars)

	2007	2006	2005

Operating
Net loss	$(20,340)	$(36,394)	$(10,840)
Depreciation	246	247	224
Stock-based compensation expense (See Note 14)	1,681	2,498	—
In-process research and development	—	24,920	—
Change in fair value of warrant liability (See Note 13)	(1,421)	(3,849)	(3,843)
Gain on disposal of short term investments	(48)	—	—
Loss on disposal of plant and equipment	7	—	—
Impairment allowance	—	88	—
Proceeds from collaborative agreements (See Note 15)	10,000	—	—
Proceeds from contract manufacturing (See Note 15)	5,798	—	—
Deferred revenue (See Note 15)	(1,034)	(182)	(457)
Net change in non-cash working capital balances from operations Accounts receivable	10	(17)	(448)
Prepaid expenses	(171)	(164)	30
Inventory	(3,466)	(973)	—
Accounts payable and accrued liabilities	1,707	142	718

	(7,031)	(13,684)	(14,616)

Investing
Purchase of short-term investments	(37,574)	(47,777)	(45,594)
Redemption of short-term investments	42,655	43,285	51,042
Purchase of plant and equipment	(684)	(71)	(325)
Business acquisition (See Note 4)	(238)	(3,874)	—
Increase in notes receivable	—	(356)	—

	4,159	(8,793)	5,123

Financing
Proceeds on issue of common shares and warrants, net of issue costs	(165)	27,735	(83)
Proceeds from exercise of stock options	—	—	37
Proceeds from exercise of warrants	—	—	758
Repayment of notes payable	—	(13)	—
Repayment of capital lease obligations	(71)	(41)	(12)

	(236)	27,681	700

Net cash (outflow) inflow	(3,108)	5,204	(8,793)
Effect of exchange rate fluctuations on cash and cash equivalents	1,734	259	216

(Decrease) increase in cash and cash equivalents	(1,374)	5,463	(8,577)
Cash and cash equivalents, beginning of year	13,409	7,946	16,523

Cash and cash equivalents, end of year	$12,035	$13,409	$7,946

Supplemental disclosure of cash flow information
Amount of interest paid in the year	$5	$10	$2
Amount of income taxes paid in the year	$—	$—	$—

(See accompanying notes to the consolidated financial statements)

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements
Year ended December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the “Company” or “Oncothyreon”) is a biotechnology company incorporated in the State of Delaware on September 7, 2007. Oncothyreon specializes in the development of innovative therapeutic products for the treatment of cancer. Oncothyreon’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Oncothyreon’s operations are not subject to any seasonality or cyclicality factors.

Change in reporting entity

On December 10, 2007, Oncothyreon became the successor corporation to Biomira Inc. (the “Company” or “Biomira”) by way of a plan of arrangement approved at special meeting of the Stockholders of Biomira held in Edmonton, Alberta, Canada on December 4, 2007 and approved by the Alberta Court of Queen’s Bench under Canadian law on December 5, 2007. Biomira was incorporated under the Canada Business Corporations Act in 1985.

On December 11, 2007, Oncothyreon’s common stock began trading on the Nasdaq Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. Holders of common shares of the former Biomira received one-sixth of a share of common stock of Oncothyreon in exchange for each common share of Biomira, which had the effect of a 6 for 1 reverse stock split of the outstanding common shares. The holder of the 12,500 outstanding Biomira Class A preference shares received one share of Class UA Preferred Stock of Oncothyreon for each Biomira Class A preference share. The consolidated financial statements have been prepared giving effect to the 6 for 1 share exchange and basic and diluted loss per share for all periods presented.

All Biomira common stock options, restricted share units and warrants that were in existence prior to the plan of arrangement were exchanged for share options, restricted share units and warrants in Oncothyreon on a 6 for 1 basis with no change in any of the terms and conditions.

Oncothyreon’s Board of Directors and management immediately following the plan of arrangement were the same as Biomira immediately before the plan of arrangement became effective.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Accounting for Business Combinations, the plan of arrangement represents a transaction among entities under common control. Assets and liabilities transferred between entities under common control are accounted for at historical cost. Accordingly, the assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon. In addition, these financial statements reflect the historical accounts of Biomira up to December 10, 2007 with the exception of basic and diluted loss per share amounts, descriptions and amounts of all common stock, stock options, restricted share units and warrants and their corresponding exercise prices where applicable; which have been recast to reflect the 6 for 1 common share exchange effected by the plan of arrangement.

In these financial statements, the reference to “Company” means Biomira for periods prior to December 10, 2007 and Oncothyreon for periods thereafter.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”), which except as described in Note 23, conform, in

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”), and reflect the following significant accounting policies.

Basis of consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, including Oncothyreon Canada Inc., Biomira USA Inc., Biomira Management Inc., Biomira Marketing Inc., ProlX Pharmaceuticals Corporation, Biomira International Inc., Biomira BV, Oncothyreon Luxembourg and its 90% owned subsidiary Oncodigm Biopharma Inc., on a fully consolidated basis. All intercompany balances and transactions have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the allocation of the purchase price for acquisitions, the cost and valuation of inventory, the valuation of goodwill, the fair value of share options and restricted share units granted and warrants issued, the useful lives of plant and equipment, the amortization period of deferred revenues, and the valuation allowance of the deferred income tax asset.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash, with original maturities of 90 days or less at the time of purchase. As at December 31, 2007, cash and cash equivalents was comprised of $6,625 (2006 — $2,111) cash, $893 (2006 — $6,696) in money market investments and $4,517 (2006 — $4,602) in short-term investments with original maturities of 90 days or less. The carrying value of these cash equivalents approximates its fair value.

Short-term investments

Short-term investments are classified as available-for-sale securities. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at market value, with unrealized temporary holding gains and losses excluded from income and reported in other comprehensive income and also as a net amount in accumulated other comprehensive income until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment.

As at December 31, 2007, the composition of available-for-sale securities is as follows:

	Carrying	Fair
	Amount	Value

Short-term investments maturing within 90 days	$11,403	$11,403
Short-term investments maturing within 1 year	748	748

Total short-term investments	$12,151	$12,151

Derivative financial instruments

The Company does not generally utilize derivative financial instruments. However, the Company may use foreign exchange forward contracts in order to reduce the impact of fluctuating foreign currency exchange rates on its foreign currency denominated cash, cash equivalents, and short-term investments. These foreign

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

exchange forward contracts are not designated as hedges. They require the exchange of payments without the exchange of the notional principal amount on which the payments are based. These instruments are recognized in the consolidated balance sheets and measured at fair value, with changes in fair value recognized immediately in investment and other income in the consolidated statements of operations.

The Company’s policy is not to utilize derivative instruments for trading or speculative purposes.

Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of the warrants are recognized in the consolidated statements of operations.

Inventory

Inventories of raw material supplies are valued at the lower of cost, computed in a first-in, first-out basis, and replacement cost. Inventories of work-in-process and finished goods are valued at the lower of standard cost (which is calculated to approximate actual costs) and net realizable value. Cost for work-in-process and finished goods inventories includes materials, third party contract manufacturing costs, direct labour and an allocation of overhead.

Plant and equipment and depreciation

Plant and equipment are recorded at cost and depreciated over their estimated useful lives on a straight-line basis, as follows:

Scientific equipment	20%
Office equipment	20%
Manufacturing equipment	25%
Computer software and equipment	33 1/3%
Leased equipment	Shorter of useful life or the term of the lease
Leasehold improvements	Shorter of useful life or the term of the lease

Long-lived assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill

Goodwill is carried at cost and is not amortized, but is reviewed annually for impairment in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Revenue recognition

Following the recommendations of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company evaluates revenue from arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting. A delivered item is considered a separate unit of accounting if the following separation criteria are met: i) the delivered item has standalone value to the customer; ii) there is objective and reliable evidence of the fair value of any significant undelivered items; and iii) if the arrangement includes a general right of return relative to the delivered item, the delivery of undelivered items is probable and substantially in the Company’s control. The relevant revenue recognition accounting policy is applied to each separate unit of accounting.

Revenue from contract research and development consists of non-refundable research and development payments received under the terms of collaborative agreements. Such funding compensates the Company for clinical trial expenses related to the collaborative development programs for certain product candidates of the Company, and is recognized as revenue at the time that clinical activities are performed under the terms of collaborative agreements.

Revenue from contract manufacturing consists of payments received under the terms of supply agreements for the sale of clinical trial material. Such payments compensates the Company for the cost of manufacturing clinical trial material and is recognized after shipment of the clinical trial material and upon the earlier of the expiration of a specified return period or formal acceptance of the clinical trial material by the customer.

Revenue from collaborative agreements consists of initial technology access or licensing fees and milestone payments triggered by specified events. Initial lump-sum payments for such technology access or licensing fees are recorded as deferred revenue when received and recognized as revenue ratably over the term of the license agreement or the related product lifecycle, whichever is shorter. Milestone payments are recognized as revenue upon performance of obligations defined as milestones in the agreements, when the Company has no further involvement or obligation to perform under the agreements. Milestone payments for which the Company has ongoing involvement are deferred and amortized into income over the estimated period of the ongoing involvement.

Royalty revenues from third party contracts are recognized as earned on an accrual basis in accordance with the terms of the contractual agreements.

Government grants

Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when the conditions arise that cause the assistance to become repayable.

Research and development costs

The Company expenses research and development costs as incurred. Acquired research and development assets used solely in research and development activities with no alternative future use are also expensed.

Foreign currency translation

The Company’s functional currency is the Canadian dollar. As such, revenue and expense transactions denominated in currencies other than the Company’s functional currency are translated into Canadian dollars at the exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The operations of the Company’s foreign subsidiaries are considered to be integrated foreign operations and, accordingly, are converted to Canadian dollars by translating: (1) monetary assets and liabilities at the rate of exchange prevailing at the balance sheet date, (2) non-monetary assets and liabilities at the rate in effect when the assets were acquired or liabilities were assumed, and (3) items included in the statements of operations at the exchange rates in effect at the date of such transactions; with resulting exchange gains or losses included in the determination of income.

As the Company’s reporting currency is the U.S. dollar, the Canadian dollar consolidated financial statements are translated into U.S. dollars. Assets and liabilities are translated at the exchange rates as of the balance sheet date while operations and cash flows are translated at average rates for the period. Translation gains or losses related to the net assets of the Company are included as a component of accumulated other comprehensive loss in the statement of stockholders’ equity.

Effective January 1, 2008, the Company has changed its functional currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which it operates as a result of the Company’s redomicle into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. As the Company’s reporting currency is also the U.S. dollar, the 2008 consolidated financial statements will be translated under guidance provided in SFAS 52, Foreign Currency Translation namely transactions in foreign currencies are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. Comparative balances will not be restated and the change will be accounted for prospectively.

Employee future benefits

The Company accounts for obligations for future employee benefits arising from current service on an accrual basis.

Earnings per share

Basic earnings per common share are calculated using the weighted average number of common shares outstanding during the year.

Diluted earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the period, plus the additional common shares that would have been outstanding if potentially dilutive common shares issuable under share options, restricted share units and warrants had been issued using the treasury stock method.

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the carrying amounts and tax bases of assets and liabilities and losses carried forward and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Other comprehensive income (loss) primarily consists of foreign currency translation adjustments for the year, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,066 (2006 — $8,309) primarily consists of foreign currency translation adjustments.

Stock-based compensation

Effective January 1, 2006 the Company adopted SFAS 123(R), Share-Based Payment, as interpreted by Staff Accounting Bulletin (“SAB”) 107, a revision to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires the Company to recognize in the income statement the grant date fair value of share-based compensation awards granted to employees over the requisite service period. Pursuant to the provisions of SFAS 123(R), the Company applied the modified prospective transition method such that SFAS 123(R) was applied to new awards, the unvested portion of existing awards and to awards modified, repurchased or cancelled after the effective date. During 2007 and 2006, the Company recorded stock-based compensation expense in the consolidated statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period, with the offset to additional paid-in capital. Because the Company has elected to use the modified prospective transition method, results for prior periods were not restated.

Prior to January 1, 2006, the Company measured compensation expense using the intrinsic value based method of accounting for share options, in accordance with Accounting Principles Board (“APB”) Opinion 25, as allowed under SFAS 123. Under this method, compensation was the excess, if any, of the quoted market value of the stock at the date of the grant over the amount an option holder must pay to acquire the stock. Accordingly, the Company recorded no stock-based employee compensation expense as all options granted had exercise prices equal to the fair market value of the common stock on the date of grant. As a result of the adoption of SFAS 123(R), the Company’s stock-based compensation expense and net loss for 2007 and 2006 and additional paid-in capital as at December 31, 2007 and 2006 were $1,681 and $2,498, respectively, greater than they would have been under the Company’s previous accounting method for stock-based compensation. Basic and diluted loss per share increased by $0.09 and $0.16, respectively, for 2007 and 2006. The previous accounting method required pro-forma disclosure of stock-based compensation expense as if the fair value method has been applied for awards granted in fiscal year periods after December 15, 1994.

The table below presents the pro-forma disclosures:

2005

Net loss to common Stockholders	$10,840
Stock-based compensation expense under SFAS 123	1,401

Pro-forma net loss to common Stockholders	$12,241

Pro-forma basic and diluted loss per share	$0.93

The assumptions used in the Black-Scholes option pricing model to calculate the fair value of stock options granted during the year are disclosed in Note 14.

3.	ACCOUNTING POLICY CHANGES

Accounting standards adopted in the current year

Accounting for uncertainty in income taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes(“FIN 48”) — an interpretation of SFAS 109 Accounting for Income Taxes, which became effective for the Company as of January 1, 2007. FIN 48 clarifies the accounting

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in the Company’s consolidated financial statements of tax positions taken or expected to be taken in a tax return.

The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

The taxation years 2003 through 2007 remain open to examination by the Canada Revenue Agency. The taxation years 1998 through 2007 remain open to examination by the Barbados Inland Revenue Department. The taxation years 2004 through 2007 remain open to examination by the United States Internal Revenue Service and the Netherlands Tax and Customs Administration. The taxation year 2007 remains open to examination by the Luxembourg Administration of Direct Contributions. The Company files income tax returns in Canada, Barbados, the United States, the Netherlands and Luxembourg.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007, 2006, and 2005, the Company did not recognize any interest and penalties.

Accounting for certain hybrid financial instruments

Effective January 1, 2007, the Company adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company currently does not have any hybrid financial instruments and there was no impact to the Company’s consolidated financial statements upon adoption of this standard.

Accounting standards effective in future years

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is allowed under certain circumstances. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact EITF 07-3 will have on its consolidated financial statements.

Collaborative Arrangements

In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact EITF 07-1 will have on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

4.	BUSINESS ACQUISITION

On October 30, 2006, the Company acquired a 100% interest in ProlX Pharmaceuticals Corporation (“ProlX”). The purchase price for ProlX consisted of $3.0 million in cash from the Company’s existing financial resources and 2,979,629 shares of the Company’s common stock (subject to certain resale restrictions) in return for all of the outstanding stock of ProlX. The Company also incurred acquisition costs of $1,201, of which $238 was in accounts payable and accrued liabilities at December 31, 2006, and stock issuance costs of $35.

Of the total purchase price paid, 446,944 shares of the Company’s common stock were held in escrow and 166,666 shares of the Company’s common stock were held in special escrow. The escrow was to satisfy any claims arising out of representations and warranties made by ProlX in the merger and was to continue for

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

a period not to exceed 12 months from the closing date, except to the extent there remained pending claims at the end of such period, then the escrow could be continued until such claims are resolved. The special escrow was to continue until such time as an aggregate of $3.0 million in funding had been received under ProlX’s existing federal government grants. If the grant funding was not received, the shares in the special escrow would be returned to the Company. During 2007, the conditions of both the escrow and the special escrow were met and the common stock was released.

In addition, and subject to applicable regulatory requirements, there may be up to three future payments based on the achievement of specified milestones. A payment in Oncothyreon common stock (with registration rights) of $5.0 million is due upon the initiation of the first phase 3 trial of a ProlX product. Another payment in Oncothyreon common stock (with registration rights) of $10.0 million is due upon regulatory approval of a ProlX product in a major market. Each share of Oncothyreon common stock issued in connection with these two future payments shall have a value equal to the average closing sale price of one share of Oncothyreon common stock as reported on the Nasdaq Global Market for the ten consecutive trading days ending three trading days immediately preceding the date of payment for such future payment (“contingently issuable shares”). Finally, under certain circumstances, previous ProlX Stockholders may also receive a 50% share of revenue from any potential collaboration agreement for a ProlX product in a specified non-oncology indication executed no later than two years after the closing date of the acquisition.

The net assets and operations of ProlX acquired by the Company has continued as ProlX Pharmaceuticals Corporation, a wholly-owned subsidiary of the Company.

The total cost of the acquisition was as follows:

Purchase consideration and costs:
2,979,629 common shares of the Company	$21,974
Cash	3,000
Acquisition costs	1,201

$26,175

The fair value of the Company’s shares issued was based on the weighted average purchase price of the Company’s shares traded on the Toronto Stock Exchange for a reasonable period before and after the date that the terms of the acquisition were agreed to and announced. In this case, the Company determined that two days before and after was a reasonable period of time. Share capital was credited with an amount of $21,939 representing the fair value of the shares issued net of Stock issuance costs.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The total cost of the acquisition was allocated to ProlX’s assets and liabilities, based on the estimated fair value of such items at the time of acquisition, as follows:

Assets acquired:
Cash and cash equivalents	$89
Accounts receivable	24
Prepaid expenses	45
Plant and equipment	5
In-process research and development	24,920
Deposit asset	1,229
Goodwill	634

26,946

Liabilities assumed:
Accounts payable and accrued liabilities	551
Notes payable	220

771

Net assets acquired	$26,175

The value of contingently issuable shares has not been included in the total cost of the acquisition, as the payment of these amounts is not reasonably assured at this time. Should any of the contingently issuable shares be issued, their value would be added to the purchase price.

The in-process research and development of $24,920 is primarily comprised of patents and technologies which require regulatory approval to be commercialized and which have no proven alternative future uses. The in-process research and development amounts were immediately expensed upon acquisition. The fair value of the acquired technologies was determined using a probability adjusted discounted cash flow method on a product by product basis. Under the valuation model, material net cash inflows from significant products are expected to commence in years ranging from 2013 to 2018 and the risk adjusted discount rate applied to the product cash flows range from 16.25% to 20.00%. The valuation model does not incorporate anticipated material changes from historical pricing, margins and expense levels as all of the acquired technologies represent potential new products.

The deposit asset represents the 166,666 shares of the Company that were placed in a special escrow account. The release of these shares from escrow was contingent upon ProlX receiving an aggregate of $3.0 million in funding from existing government grants. As this future amount was not reasonably assured the value of these shares of $1,229 was recorded as a refundable deposit. In the third quarter of 2007 the funding conditions were met and the common stock was released from special escrow. As a result of this event in 2007, the Company has recorded additional costs of the acquired assets resulting in an increase in goodwill.

Goodwill is primarily represented by the assembled workforce acquired and is not deductible for tax purposes.

The acquisition cost of $26,175 is shown net of the share consideration of $21,974, the cash acquired of $89 and the acquisition costs accrued at December 31, 2006 of $238 in the consolidated statements of cash flows.

This acquisition was accounted for under the purchase method of accounting, and the results of operations since the closing date are included in the consolidated statements of operations.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following unaudited pro forma consolidated financial information reflects the Company’s consolidated results of operations for the years ended December 31, 2006 and December 31, 2005 as if the acquisition of ProlX had occurred as at January 1, 2006 and January 1, 2005. These pro forma results have been prepared for information purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2006 and January 1, 2005 respectively or results that may occur in the future.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)

Revenue	$4,238	$3,699

Net loss	$36,390	$10,997

Basic and diluted loss per share	$(2.05)	$(0.68)

5.	ACCOUNTS RECEIVABLE AND GOVERNMENT GRANT RECEIVABLE

	2007	2006

Customer, net of allowance for doubtful accounts — nil (2006 — nil)	$2,010	$892
Other	14	71

Accounts receivable	$2,024	$963

Government grant receivable	$552	$174

One customer accounted for 92% and 85% of customer accounts receivable at December 31, 2007 and 2006, respectively. The Company does not require a provision for doubtful accounts.

6.	NOTES RECEIVABLE

	2007	2006

Notes receivable	$364	$347

Pursuant to the acquisition of ProlX (See Note 4), the Company advanced notes of $344 to certain employees of ProlX and a former Director of ProlX. The principal amount of the loans, together with interest accrued at the rate of 5.0% per annum to the date of payment, is due and payable on April 28, 2008. Interest income of $17 ($3 in 2006) related to these loans has been recorded in the consolidated statements of operations.

7.	PREPAID EXPENSES

	2007	2006

Insurance	$153	$178
Laboratory analysis	149	—
Equipment maintenance	133	—
Other	93	112

	$528	$290

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

8.	INVENTORY

	2007	2006

Raw material supplies	$1,693	$1,104
Work-in-process	2,454	—
Finished goods	922	—

	$5,069	$1,104

Under the terms of the amended collaboration and supply agreements between the Company and Merck KGaA of Darmstadt, Germany (“Merck KGaA”) (See Note 15), Oncothyreon is responsible for the manufacture of Stimuvax®, including process development and scale-up for commercial manufacturing. Merck KGaA will purchase Stimuvax from Oncothyreon. Raw material supplies represent Stimuvax raw material costs that have not been consumed in the manufacturing process, work-in-process represents Stimuvax clinical trial material that has completed the manufacturing process and is currently awaiting internal lot release and approval, and finished goods represents Stimuvax clinical trial material that has been shipped to Merck KGaA and is awaiting the expiration of the earlier of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA.

9.	PLANT AND EQUIPMENT

	2007
		Accumulated	Carrying
	Cost	Depreciation	Value

Scientific equipment	$3,624	$3,028	$596
Office equipment	192	152	40
Manufacturing equipment	304	201	103
Computer software and equipment	755	615	140
Computer equipment under capital lease	307	136	171
Leasehold improvements	1,043	715	328

	$6,225	$4,847	$1,378

	2006
		Accumulated	Carrying
	Cost	Depreciation	Value

Scientific equipment	$3,946	$3,825	$121
Office equipment	280	265	15
Manufacturing equipment	269	143	126
Computer software and equipment	564	555	9
Computer equipment under capital lease	120	60	60
Leasehold improvements	895	838	57

	$6,074	$5,686	$388

During the year, net additions of computer equipment under capital lease amounted to $165 (2006 — nil; 2005 — $115). Computer software and equipment and leasehold improvements include $34 and $253, respectively, of assets not being depreciated because the assets were under development at December 31, 2007. Included in accrued liabilities at December 31, 2007 is $287 of computer software and leasehold improvements.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2007	2006

Accounts payable	$235	$416
Accrued compensation expense	1,141	702
Accrued research and development costs	535	692
Accrued manufacturing costs	830	—
Accrued professional fees	379	216
Accrued workforce reduction costs (See Note 17)	682	412
Accrued business acquisition costs (See Note 4)	—	238
Accrued financing costs (See Note 13)	—	165
Accrued reorganization costs	1,187	—
Accrued consulting costs	274	478
Other accrued liabilities	505	156

	$5,768	$3,475

11.	LEASE OBLIGATIONS

Capital leases

The Company is committed to annual minimum payments under capital lease agreements for computer equipment as follows:

2008	$111
2009	53
2010	15

179
Less amounts representing interest at a rates between 5.03% and 5.68%	9

170
Less current portion	104

$66

Interest expense on capital leases in the amount of $6 (2006 — $4; 2005 — $2) has been recorded in the consolidated statements of operations.

Operating leases

The Company is committed to annual minimum payments under operating lease agreements for premises, equipment and other over the next five years, as follows:

2008	$451
2009	332
2010	334
2011	280
2012	65

$1,462

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Minimum rental expense for premises and equipment in the amount of $505 (2006 — $637; 2005 — $580) has been recorded in the consolidated statements of operations. The lease for the Company’s corporate facilities in Edmonton, Alberta expired on March 31, 2007, and the Company has continued to occupy the premises on a month-to-month basis. During the quarter ended June 30, 2007, the Company entered into an offer to lease with the new landlord. The signing of the lease is awaiting finalization of negotiations. The offer to lease contemplates a lease term extending through to March 31, 2012 with an option to renew for a further five year term. The base annual rent under the offer to lease has been reflected in the above schedule of contractual obligations.

12.	NOTES PAYABLE

Pursuant to the acquisition of ProlX (See Note 4), the Company has assumed an agreement with Innovation Works, Inc. (the “First Agreement”), under which funding of $99 was received and remains outstanding at December 31, 2007. Under the First Agreement, the Company is not charged interest expense. The First Agreement requires payment only in the event that the Company commercializes the product or service it is developing with funds provided by this agreement. Under the First Agreement, as clarified by the Letter Agreement described below, a product or service is considered to be commercialized as of the earlier of the date (i) the Company receives Food and Drug Administration (“FDA”) approval for, or (ii) receives consideration for the sale or license of, the product or service it is developing with funds provided by this agreement. In the event that the product or service being developed by the Company is not commercialized, the funding under the First Agreement is not repayable. Additionally, the First Agreement requires that if the Company commercializes a product or service developed in full or in part with the loan funds, it must be manufactured in the Commonwealth of Pennsylvania for a period of ten years. If manufacturing is not maintained in the Commonwealth of Pennsylvania for the ten-year period, the Company is required to pay a transfer fee equal to three times the amount of the funding.

Also pursuant to the acquisition of ProlX (See Note 4), the Company has assumed another agreement with Innovation Works, Inc. (the “Second Agreement”) under which funding of $100 was received and remains outstanding at December 31, 2007. Under the Second Agreement, the Company is not charged interest expense. The Second Agreement requires payment only in the event that the Company commercializes the product or service it is developing with funds provided by this Second Agreement. As in the First Agreement, under the Second Agreement, a product or service is considered to be commercialized as of the earlier of the date (i) the Company receives FDA approval for, or (ii) receives consideration for the sale or license of, the product or service it is developing with funds provided by this agreement. In the event that the product or service being developed by the Company is not commercialized, the funding under the Second Agreement is not repayable. Additionally, the Second Agreement requires that if the Company commercializes a product or service developed in full or in part with the loan funds, it must maintain a significant presence (as defined as 80% of its personnel) in the Commonwealth of Pennsylvania for ten years. If a significant presence is not maintained in the Commonwealth of Pennsylvania for the ten-year period, the Company is required to pay a transfer fee equal to three times the amount of the funding. If the Company is required to repay Innovation Works, Inc. the amount of repayment would represent the original funding amount multiplied by a factor ranging from one to two.

No interest is imputed for these notes payable as amounts that will be paid and the timing thereof can not be determined with any certainty.

In connection with the acquisition of ProlX, the Company entered into a written letter agreement with Innovation Works, Inc. (the “Letter Agreement”). The Letter Agreement clarifies the repayment and certain other terms of the First Agreement and the Second Agreement and specifies that the Company may, prior to the time it commercializes the product or service it is developing with funds provided by the First and/or

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Second Agreement, terminate each agreement and satisfy all obligations due thereunder by repaying the original funding amounts under each agreement.

13.	SHARE CAPITAL

Authorized Shares

Class UA preferred stock, 12,500 shares authorized. The Class UA preferred stock has the following rights, privileges, and limitations:

Voting:  Each share of Class UA preferred stock will not be entitled to receive notice of, or to attend and vote at, any Stockholder meeting unless the meeting is called to consider any matter in respect of which the holders of the shares of Class UA preferred stock would be entitled to vote separately as a class, in which case the holders of the shares of Class UA preferred stock shall be entitled to receive notice of and to attend and vote at such meeting. Amendments to the certificate of incorporation of Oncothyreon that would increase or decrease the par value of the Class UA preferred stock or alter or change the powers, preferences or special rights of the Class UA preferred stock so as to affect them adversely would require the approval of the holders of the Class UA preferred stock.

Conversion:  The Class UA preferred stock is not convertible into shares of any other class of Oncothyreon capital stock.

Dividends:  The holders of the shares of Class UA preferred stock will not be entitled to receive dividends.

Liquidation Preference:  In the event of any liquidation, dissolution or winding up of Oncothyreon, the holders of the Class UA preferred stock will be entitled to receive, in preference to the holders of the Company’s common stock, an amount equal to the lesser of (a) 20% of the after tax profits (“net profits”), determined in accordance with generally accepted accounting principles, where relevant, consistently applied, for the period commencing at the end of the last completed financial year of Oncothyreon and ending on the date of the distribution of assets of the Company to its Stockholders together with 20% of the net profits of Oncothyreon for the last completed financial year and (b) CDN $100 per share.

Redemption:  Oncothyreon may, at its option and subject to the requirements of applicable law, redeem at any time the whole or from time to time any part of the then-outstanding shares of Class UA preferred stock for CDN $100 per share. The Company is required each year to redeem at CDN $100 per share that number of shares of Class UA preferred stock as is determined by dividing 20% of the net profits by CDN $100.

The difference between the redemption value and the book value of the Class UA preferred stock will be recorded at the time that the fair value of the shares increases to redemption value based on the Company becoming profitable.

Preferred stock, $0.0001 par value; 10,000,000 shares authorized. shares of Oncothyreon preferred stock may be issued in one or more series from time to time by the Board of Directors of the Company, and the Board of Directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the Board of Directors of the Company, the Oncothyreon preferred stock would generally have preferences over Oncothyreon common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

Common stock, $0.0001 par value; 100,000,000 shares authorized. The holders of Oncothyreon’s common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

common stock, to have notice of any authorized meeting of Stockholders, and to exercise one vote for each share of Oncothyreon common stock on all matters which are properly submitted to a vote of the Company’s Stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of Oncothyreon common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of The Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of Oncothyreon preferred stock. The holders of Oncothyreon common stock have no conversion, redemption, preemptive or cumulative voting rights.

Warrants issued and outstanding

Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, Share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of these warrants are recognized in the consolidated statements of operations.

	2007		2006		2005
	Warrants	Amount	Warrants	Amount	Warrants	Amount

Warrant liability
Balance, beginning of year	974,667	$1,364	179,517	$399	605,297	$4,401
Equity placements	—	—	795,150	4,778	—	—
Exercise of warrants	—	—	—	—	(75,780)	(141)
Expiration of warrants	(179,517)	—	—	—	(350,000)	—
Fair value adjustments	—	(1,421)	—	(3,849)	—	(3,843)
Effect of changes in foreign exchange rates	—	121	—	36	—	(18)

Balance, end of year	795,150	$64	974,667	$1,364	179,517	$399

The following table summarizes information on warrants outstanding at December 31, 2007:

Exercise Prices	Number Outstanding	Expiry Date

$15.00	458,126	July 30, 2009
$11.16	337,024	December 18, 2010

	795,150

At the warrant holder’s option and upon payment of the exercise price by the holder, the warrants may be exchanged for an equal number of common shares of the Company.

Stock transactions

(a)	Exercise of stock options

During 2007, nil (2006 — nil; 2005 — 3,651) stock options with a weighted average exercise price of nil (2006 — nil; 2005 — CDN $12.36) per share were exercised. Share capital was credited with an amount of nil (2006 — nil; 2005 — $37) representing cash proceeds.

(b)	Conversion of restricted share units

During 2007, nil (2006 — 3,166; 2005 — nil) restricted share units with a weighted average fair value of nil (2006 — $8.24; 2005 — nil) per unit were converted. Share capital was credited with an amount of nil

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

(2006 — $26; 2005 — nil) and additional paid-in capital was reduced by an equal amount nil (2006 — $26; 2005 — nil) representing the fair value attributed to the restricted share units (See Note 14).

(c)	Equity placements

Under the terms of a Base Shelf Prospectus which expired in August 2006, on January 30, 2006, the Company issued 1,762,062 common shares and 458,126 detachable warrants for proceeds of $15,270, net of issue costs of $800. Of the net proceeds, $12,190 and $3,080 have been allocated to common shares and warrants, respectively. The warrants have an exercise price of $15.00 and were not exercisable until after July 30, 2006, with the exception of 17,620 warrants that were not exercisable until after January 30, 2007. The 458,126 warrants expire on July 30, 2009.

On December 18, 2006, the Company issued 1,604,938 common shares and 337,024 detachable warrants for proceeds of $12,300, net of issue costs of $700, of which $165 was in accounts payable at December 31, 2006. Of the net proceeds, $10,602 and $1,698 have been allocated to common shares and warrants, respectively. The warrants have an exercise price of $11.16 and were not exercisable until after June 18, 2007. The 337,024 warrants expire on December 18, 2010.

The Company used the Black-Scholes option pricing model to calculate the fair value of the warrants issued.

(d)	Exercise of warrants

During 2007, nil (2006 — nil; 2005 — 70,371 and 5,409) warrants with an exercise price of nil (2006 — nil; 2005 — $9.96 and $10.44 respectively), were exercised. Share capital was credited with an amount of nil (2006 — nil; 2005 — $758), representing cash proceeds. The carrying value of the warrants of nil (2006 — nil; 2005 — $141) was credited to additional paid-in capital.

(e)	Loss per Share

For 2007 and the comparative years presented, shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units (See Note 14), shares contingently issuable in connection with the May 2, 2001 Merck KGaA agreement (See Note 15), contingently issuable shares in connection with the October 30, 2006 ProlX acquisition (See Note 4), and purchase warrants issued in connection with the 2004 and 2006 equity placements under the Base Shelf Prospectuses dated July 13, 2004 and September 26, 2006, respectively, (See Note 13(c)), have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.

14.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. The exercise price of each option equals the closing market value at the date immediately preceding the date of the grant in Canadian dollars as quoted on the Toronto Stock Exchange. In general, options issued under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of the initial grant.

A summary of the status of the Company’s Stock Option Plan as of December 31, 2007, 2006 and 2005, and changes during the years ended on those dates is presented below. All Company stock options are issued

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

with Canadian dollar exercise prices. The weighted average exercise prices listed below are in Canadian dollars.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price $CDN	Options	Price $CDN	Options	Price $CDN

Outstanding, beginning of year	1,150,414	$15.51	726,824	$23.94	622,767	$28.02
Granted	246,266	$7.93	591,500	$7.50	213,678	$12.96
Exercised	—	$—	—	$—	(3,651)	$12.36
Forfeited	(81,644)	$17.12	(167,910)	$23.76	(105,970)	$26.40

Outstanding, end of year	1,315,036	$13.99	1,150,414	$15.51	726,824	$23.94

Options exercisable, end of year	625,704	$20.35	388,970	$28.86	423,847	$31.74

The following table summarizes information on stock options outstanding and exercisable at December 31, 2007. The range of exercise prices and weighted average exercise prices are listed in Canadian dollars.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise Prices	Number	Contractual	Exercise	Number	Contractual	Exercise
($CDN per share)	Outstanding	Life (Years)	Price $CDN	Outstanding	Life (Years)	Price $CDN

6.72 — 9.84	856,467	6.73	$7.72	231,975	6.27	$7.84
10.26 — 15.00	335,819	3.35	$12.63	271,308	3.10	$12.42
16.02 — 23.94	4,312	1.31	$19.67	3,983	1.17	$19.97
24.00 — 35.40	14,249	0.32	$30.66	14,249	0.32	$30.66
36.42 — 53.70	45,716	1.68	$37.44	45,716	1.68	$37.44
60.00 — 89.70	56,474	0.68	$89.25	56,474	0.68	$89.25
120.00 — 138.60	1,999	0.16	$138.60	1,999	0.16	$138.60

	1,315,036	5.33	$13.99	625,704	3.87	$20.35

There were no stock options exercised in 2007 and 2006. In 2005, there were 3,651 options exercised with nominal intrinsic value. As at December 31, 2007, there are no exercisable in-the-money options based on the Company’s closing share price of CDN $2.20 on the Toronto Stock Exchange.

A summary of the status of non-vested stock options as at December 31, 2007 and changes during 2007 is presented below:

	Number of	Weighted Average
	Non-Vested	Grant Date Fair
	Options	Value $CDN

Balance at December 31, 2006	761,445	$7.25
Granted	246,266	$6.39
Vested	(289,887)	$7.55
Forfeited	(28,492)	$8.12

Balance at December 31, 2007	689,332	$6.78

In 2007, stock based compensation expense of $1,637 (2006 — $1,888; 2005 — nil) was recognized on the stock option plan, relating to the current period recognition of the estimated fair value of new awards, the

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

unvested portion of existing awards and to awards modified, repurchased or cancelled after January 1, 2006. The expense in 2007 includes an adjustment of $82 (2006 — $328; 2005 — nil) relating to workforce reduction costs described in Note 17. This adjustment includes the immediate expensing of the remaining unrecognized fair value of the affected stock options and a modification adjustment relating to extension of the expiry date of the affected stock options that allows the stock options to continue to vest for 24 months compared to the 6 months provided in the original stock option agreements. As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $3,345 (2006 — $3,186; 2005 — nil), which will be recognized over the next 48 months on a weighted-average basis.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, under the following weighted average assumptions:

	2007	2006	2005

Weighted average grant-date fair value per stock option $CDN	$6.47	$6.18	$11.10
Expected dividend rate	0%	0%	0%
Expected volatility	102.52%	103.86%	115.01%
Risk-free interest rate	4.21%	4.07%	3.68%
Expected life of options in years	6.0	6.0	6.0

The expected volatility is based on the Bloomberg weekly volatility report for a period equal to the stock option’s expected life. The risk-free interest rate is based on the Government of Canada benchmark bond yield in effect at the time of the grant. The expected life of options granted is based on the historical exercise behavior of employees. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Restricted Share Unit Plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of Oncothyreon at the end of the grant period (not to exceed five years) without any further consideration payable to Oncothyreon in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 166,666.

A summary of the status of the Company’s RSU Plan as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates is presented below. Restricted share units are issued in Canadian dollars.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Fair Value	Restricted	Fair Value	Restricted	Fair Value
	Share	per Unit	Share	per Unit	Share	per Unit
	Units	$CDN	Units	$CDN	Units	$CDN

Outstanding, beginning of year	80,158	$8.65	18,996	$9.60	—	$—
Granted	5,934	$8.04	64,328	$7.92	18,996	$9.60
Converted	—	$—	(3,166)	$9.60	—	$—

Outstanding, end of year	86,092	$8.61	80,158	$8.65	18,996	$9.60

Restricted share units convertible, end of year	6,543	$8.80	—	$—	—	$—

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

In 2007, stock based compensation expense of $44 (2006 — $610; 2005 — nil) was recognized on the RSU Plan, representing the remaining estimated fair value of restricted share units granted.

An amount of nil (2006 — $26; 2005 — nil) arising from the conversion of these restricted share units during the year was credited to share capital.

The fair value of the restricted share units is determined to be the equivalent of the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange.

15.	COLLABORATIVE AGREEMENTS

On May 3, 2001, the Company entered into a collaborative arrangement with Merck KGaA to pursue joint global product development, licensing, and commercialization of the Company’s lead candidate, Stimuvax vaccine, for the treatment of various cancer indications.

Upon execution of the collaborative agreements, Merck KGaA made an upfront payment of $1,229 to the Company comprising technology access, licensing, and other fees related to Stimuvax. This payment has been recorded as deferred revenue and is being recognized as revenue ratably over the estimated product life.

In February 2007, the Company announced that the first patient had been enrolled in the global phase 3 Stimuvax clinical trial, START (“Stimulating Targeted Antigenic Responses To non-small cell lung cancer”), triggering a milestone payment to Oncothyreon of $2,500, before associated payments to third parties of $421, under the provisions of a collaboration between Oncothyreon and Merck KGaA. This milestone payment was received in March 2007.

In August 2007, Oncothyreon signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. The amended agreements restructure the agreements originally signed in 2001, and are based upon the letter of intent signed in January 2006. Under the terms of the amended agreements, Merck KGaA has world wide marketing rights to and is entirely responsible for the further clinical development of Stimuvax. Oncothyreon is entitled to development and sales-based milestone payments and a royalty on net commercial sales. Oncothyreon retains responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. Merck KGaA will exclusively purchase Stimuvax from Oncothyreon; with respect to purchases for commercial sales, the purchase price will be subtracted from Oncothyreon’s royalty. The amended agreements provide Oncothyreon with revised payments based on certain milestones related to manufacturing scale-up and process transfer. The signing of the amended agreements also triggered a milestone payment to Oncothyreon of $2,500, before associated payments to third parties of $86, which was received in September 2007.

In December 2007, the Company announced that it had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to Oncothyreon of $5,000 under the provisions the amended and restated supply agreement signed in August 2007. This milestone payment was received in December 2007.

Following the recommendations of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), the Company evaluates revenue from collaborative arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting. A delivered item is considered a separate unit of accounting if the following separation criteria are met: i) the delivered item has standalone value to the customer; ii) there is objective and reliable evidence of the fair value of any undelivered items; and iii) if the arrangement includes a general right of return relative to the delivered item, the delivery of undelivered items is probable and substantially in the Company’s control. The relevant revenue recognition accounting policy is applied to each separate unit of accounting.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The Company has evaluated the three milestone payments received from Merck KGaA in 2007 against the separation criteria under EITF 00-21 and has determined that the payments do not meet all of the separation criteria. As a result, the milestone payments have been recorded as deferred revenue and are being recognized as revenue ratably over the remaining patent life of the Stimuvax product. The associated payments to third parties have been expensed.

Under the terms of the amended and restated supply agreement, Oncothyreon is entitled to invoice and receive a specified upfront payment on the contractual purchase price for Stimuvax clinical trial material at any time on or after the receipt of Merck KGaA’s quarterly twelve month rolling forecast requirements. Oncothyreon invoices the remaining balance of the contractual purchase price after shipment of the clinical trial material to Merck KGaA. As a result, the upfront entitlements have been recorded as deferred revenue and are being recognized as contract manufacturing revenue after shipment to Merck KGaA and upon the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. The remaining balance of the contractual purchase price is recognized after shipment and upon the earlier of the expiration of the 60 day return period or formal acceptance.

The table below presents the accounting treatment of the payments received in respect of the agreements:

	2007	2006	2005

Deferred revenue balance, beginning of year	$889	$1,067	$1,493
Additional revenues deferred in the year:
Licensing revenues from collaborative agreements	10,000	—	—
Contract manufacturing(1)	7,040	—	—
Less revenue recognized in the year:
Licensing revenue from collaborative agreements	(528)	(182)	(171)
Contract research and development	(506)	—	(286)
Effect of changes in foreign exchange rates	1,073	4	31

Deferred revenue balance, end of year	17,968	889	1,067
Less deferred revenue — current portion	(5,801)	(178)	(178)

Deferred revenue — long term	$12,167	$711	$889

(1)	Of the $7,040 deferred in the period, $1,242, net of the effect of changes in foreign of exchange rates of $15, remains in accounts receivable at December 31, 2007.

The amended and restated collaboration and supply agreements have transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. The Company’s financial reporting from the date of the signed amended agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively. Contract manufacturing revenue is recognized after shipment of the clinical trial material to Merck KGaA and upon the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. The associated costs of the clinical trial material (See Note 8) is removed from inventory and recorded as manufacturing expense at the same time the contract manufacturing revenue is recognized.

Under a letter of undertaking dated May 3, 2001, both parties have agreed to mutually indemnify each other for any withholding tax liability arising from payments under the agreements. It is the understanding of the Company that payments under the agreements should not be subject to withholding taxes, which would

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

otherwise constitute a tax liability of approximately $1.0 million. There is no further recourse from third parties for payment of this amount, which has not been recorded in the consolidated financial statements as at December 31, 2007.

On May 2, 2001, under the terms of a Common Stock Purchase Agreement (CSPA) with Merck KGaA, the Company issued 318,702 common shares for proceeds of $15,000, net of issue costs of $9. Upon achievement of certain milestones, additional common shares will be issued for contractual proceeds $1,500, the number of common shares to be determined based on a premium over the 90 day weighted average price of the common shares immediately prior to the milestone date. During 2007 nil (2006 — nil; 2005 — nil), additional common shares were issued under the Merck KGaA CSPA.

16.	RESEARCH AND DEVELOPMENT COSTS

Government grant funding of $2,090 (2006 — $175; 2005 — nil) was credited against research and development costs in the year ended December 31, 2007.

17.	WORKFORCE REDUCTION COSTS

In 2007, the Company has reduced its workforce by 3 (2006 — 28) employees. During this period, the Company recorded workforce reduction costs of $923 (2006 — $2,064), of which $407 (2006 — $1,685), $80 (2006 — $379) and $436 (2006 — nil) have been reported as research and development, general and administrative, and marketing and business development respectively in the consolidated statements of operations.

The following table provides details of the workforce reduction costs for 2007:

	Accrued				Accrued
	Workforce				Workforce
	Reduction	2007			Reduction
	Costs at	Workforce			Costs at
	December 31,	Reduction	Cumulative Drawdowns		December 31,
	2006	Costs	Cash	Non-Cash	2007

Salaries and benefits	$408	$926	$(652)	$—	$682
Stock compensation expense (See Note 14)	—	82	—	(82)	—
Other	4	—	(4)	—	—
Effect of changes in foreign exchange rates	—	(85)	85	—	—

	$412	$923	$(571)	$(82)	$682

The accrued workforce reduction costs at December 31, 2007 and December 31, 2006 have been recorded in accounts payable and accrued liabilities in the consolidated balance sheets. The accrued workforce reduction costs at December 31, 2007 will be fully paid by the end of June 2009.

18.	IMPACT OF FOREIGN CURRENCY TRANSLATION

Included in investment and other loss (income) of $371 (2006 — $(916); 2005 — $(656)) in the consolidated statements of operations is a net foreign exchange loss (gain) of $1,440 (2006 — $(4); 2005 — $(13)).

19.	INCOME TAX

The Company’s consolidated income tax position comprises tax recoveries and provisions arising from the respective tax positions of its taxable entities. A reconciliation of the income and large corporation tax

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

recovery (provision) at the Canadian statutory rate to the recovery (provision) at the effective rate is as follows:

	2007	2006	2005

Current
Loss before income taxes	$(20,340)	$(36,856)	$(11,127)
Items not deductible/taxable for tax purposes:
Change in fair value of warrant liability	(1,421)	(3,849)	(3,843)
Stock based compensation	1,681	2,498	—
In process research and development	—	24,920	—

	$(20,080)	$(13,287)	$(14,970)

Recovery of income taxes based on statutory rates of 32.1% (2006 — 32.1%, 2005 — 33.6%)	$6,446	$4,265	$5,030
Tax benefit of losses not recognized in financial statements	(6,446)	(4,265)	(5,030)
Benefit from sale of subsidiary tax losses	—	462	287

	$—	$462	$287

Deferred income taxes are comprised of:

	2007	2006	2005

Deferred income tax asset
Plant and equipment	$660	$826	$829
Tax benefits from losses carried forward and tax credits	63,718	58,582	54,008

Deferred income tax asset before allowance	64,378	59,408	54,837
Less valuation allowance	(64,378)	(59,408)	(54,837)

	$—	$—	$—

Canada

At December 31, 2007, the Company has unclaimed federal investment tax credits of $20,302 (2006 — $16,640) that expire in fiscal years 2008 through 2017. The Company has available capital cost allowance pools of $5,242 (2006 — $4,035) for deduction against federal tax and $821 (2006 — $534) for provincial tax. Also available to offset income in future periods are Canadian scientific research and experimental development expenditures of $136,437 (2006 — $109,301) for federal purposes and $60,138 (2006 — $46,614) for provincial purposes. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has capital losses of $20,565 (2006 — $19,174) and provincial capital losses of $20,657 (2006 — $19,802) that can be carried forward indefinitely to offset future capital gains.

United States

The Company has accumulated net operating losses in the U.S. of $43,154 (2006 — $35,988) for federal purposes and $17,764 (2006 — $10,590) for state purposes, some of which are restricted pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2008 through 2027. During 2006, the Company sold New Jersey State operating loss carry forwards and research and development tax credits, resulting in the recognition of a tax benefit of $462. The Company also has federal research and development and New Jersey general business tax credit carry forwards of $909 (2006 — $909) and $410 (2006 — $410), respectively, that will expire in fiscal years 2008 through 2023, if not utilized.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Other

The losses and credits of other subsidiaries have not been included as their tax effect on the consolidated results is immaterial due to the low tax rates in those jurisdictions.

20.  CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock (See Note 13), the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

Pursuant to various license agreements, the Company is obligated to pay royalties based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology.

In addition, commencing December 31, 2005, the Company is committed to minimum annual payments of $100 during the existence of a royalty term in exchange for a non-exclusive worldwide royalty-bearing license of technology (See Note 15). Upon the achievement of certain milestones, additional payments will be triggered under the terms of the licensing agreement. These payments will be recognized as expense upon performance of obligations defined as milestones in the agreement.

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by the Canadian and U.S. tax authorities. In 2007, the Company’s matching contributions to the plan totaled $190 (2006 — $175; 2005 — $183). There were no changes to the plan during the year.

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the collaborative agreements (See Note 15).

In the normal course of operations, the Company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities, changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Under the Agreement and Plan of Reorganization between Oncothyreon, Biomira Acquisition Corporation, ProlX and two of the principal stockholders of ProlX (See Note 4), the Company has provided certain indemnifications to the former ProlX stockholders. The indemnifications cover specific circumstances under which the Company would have to perform under the guarantee, including with respect to certain tax liabilities that may arise as a result of actions taken by the Company through 2011. The estimated maximum potential amount of future payments that could potentially result from hypothetical future claims is $15 million. The

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Company believes the risk of having to make any payments under the indemnifications to be remote and therefore no amounts have been recorded thereon.

21.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, government grant receivable and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities, capital lease obligations and notes payable that require future cash outlays.

Credit risk

The Company is exposed to credit risk on its short-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance. The Company monitors the credit risk and credit standing of counterparties on a regular basis and deals with a small number of companies that management believes are reputable and stable. Restricting its portfolio to investment grade securities, and diversifying its investments across industries, geographic regions, and types of securities mitigates the Company’s exposure to concentration of credit risk.

Financial risk

Financial risk is the risk to the Company’s earnings that arises from volatility in interest and foreign exchange rates. The Company has exposure to interest income risk through its investments in fixed-income securities that are sensitive to interest rate fluctuation.

Foreign exchange risk

The Company purchases goods and services denominated primarily in Canadian and U.S. currencies and, to a lesser extent, in certain European currencies. Since the Company earns a significant portion of its revenues in U.S. dollars, settling foreign currency denominated obligations out of cash flows in the same currencies, wherever possible, mitigates its foreign exchange exposure. To manage its exposure to foreign exchange risk through its holdings of cash and investments in U.S. dollars, the Company has considered, but generally does not utilize, derivative instruments. As at December 31, 2007, the Company has U.S. denominated cash, cash equivalents, and short-term investments of $13,190.

During 2007, the Company did not enter into any foreign exchange forward contracts in order to reduce its exposure to fluctuating foreign currency exchange rates. As there were no open foreign exchange forward contracts as at December 31, 2007, 2006, and 2005, respectively, no assets or liabilities with respect to such contracts have been recorded in the consolidated balance sheets as at those dates.

Short-term investments

The fair values of short-term investments are based upon quoted market prices.

Accounts receivable, government grant receivable and accounts payable and accrued liabilities

The carrying amounts of accounts receivable, government grant receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Notes receivable

The fair value of notes receivable are assumed to be equal to their carrying value as the interest rate charged on the investments (See Note 6) approximates market.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Capital lease obligations

The estimated fair value of the capital lease obligations is based on the present value of expected future cash flows discounted using an estimate of the Company’s current borrowing rate.

Notes payable

The fair value of notes payable (See Note 12) is assumed to be equal to their carrying value as the amounts that will be paid and the timing of the payments can not be determined with any certainty.

Warrant liability

The fair value of the warrant liability is based upon Black-Scholes valuation methodology at the reporting date.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair values

The estimated fair values of financial instruments are as follows:

	2007		2006
		Carrying		Carrying
	Fair Value	Amount	Fair Value	Amount

Assets
Cash and cash equivalents	$12,035	$12,035	$13,409	$13,409
Short-term investments	12,151	12,151	14,986	14,986
Accounts receivable	2,024	2,024	963	963
Government grant receivable	552	552	174	174
Notes receivable	364	364	347	347
Liabilities
Accounts payable and accrued liabilities	5,768	5,768	3,475	3,475
Capital lease obligations	177	170	68	68
Notes payable	199	199	199	199
Warrant liability	64	64	1,364	1,364

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

22.	SEGMENTED INFORMATION

The Company is engaged world wide primarily in the biotechnology health care industry in a single business segment — research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	2007	2006	2005

Revenue from operations in
Canada	$120	$137	$428
United States	—	—	1
Barbados	3,605	3,773	3,120
Europe	73	69	64

	$3,798	$3,979	$3,613

Depreciation
Canada	$204	$213	$198
United States	42	34	26

	$246	$247	$224

Long-lived assets
Canada	$833	$371	$509
United States	2,662	628	45

	$3,495	$999	$554

Long-lived assets consist of plant and equipment and goodwill.

The Company derives significant revenue from certain customers. The number of customers that individually accounts for more than 10% of revenue and total revenue from transactions with those customers is as follows:

	Customers	Revenue

2007	1	$3,642
2006	1	$3,845
2005	1	$3,327

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

23.	SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

These consolidated financial statements have been prepared in accordance with U.S. GAAP that differs in some respects from Canadian GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP.

	2007	2006	2005

Consolidated statements of operations and other comprehensive income
Net loss — U.S. GAAP	$(20,340)	$(36,394)	$(10,840)
Stock compensation expense(5)	—	—	(933)
Intangible assets(1),(3)	(2,462)	(543)	(86)
Future income taxes(1)	1,780	154	—
Acquired in-process research and development, net of future income taxes(1)	—	24,920	—
Change in fair value of warrants(4)	(1,421)	(3,849)	(3,843)

Net loss — Canadian GAAP	$(22,443)	$(15,712)	$(15,702)

Weighted average number of common shares outstanding	19,485,889	15,316,697	13,109,917

Loss per common Share
Basic and diluted loss per share — U.S. GAAP	$(1.04)	$(2.38)	$(0.83)
Basic and diluted loss per share — Canadian GAAP	$(1.15)	$(1.03)	$(1.20)

	2007	2006	2005

Other comprehensive income — U.S. GAAP	$3,243	$164	$430
Unrealized holding (gain) loss on available-for-sale securities	—	(99)	51
Foreign currency translation adjustment	4,402	735	(9)

Other comprehensive income — Canadian GAAP	$7,645	$800	$472

	2007		2006
		Canadian		Canadian
	U.S. GAAP	GAAP	U.S. GAAP	GAAP

Consolidated balance sheets
Short-term investments(2)	$12,151	$12,151	$14,986	$14,942
Intangible assets(1),(3)	—	37,972	—	34,467
Future income taxes(1)	—	10,468	—	10,517
Warrant liability(4)	64	—	1,364	—
Share capital(1),(4),(5)	324,992	324,137	324,992	324,137
Warrants(4)	—	4,778	—	7,170
Additional paid-in capital(4),(5)	13,636	21,603	11,955	17,531
Deficit(1),(3),(4),(5)	(321,543)	(309,685)	(301,203)	(287,242)
Accumulated other comprehensive loss	(5,066)	(1,246)	(8,309)	(8,891)
Total Stockholders’ equity	12,019	39,587	27,435	52,705

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The cumulative effect of these adjustments on consolidated Stockholder’s equity is as follows:

	2007	2006

Stockholders’ equity — U.S. GAAP	$12,019	$27,435
Intangible assets(1),(3)	37,972	34,467
Future income taxes(1)	(10,468)	(10,517)
Accumulated other comprehensive loss	—	(44)
Warrant liability reclassification(4)	64	1,364

Stockholders’ equity — Canadian GAAP	$39,587	$52,705

Included in Stockholders’ equity under U.S. GAAP is accumulated and other comprehensive income (loss), which refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from income (loss) as these amounts are recorded directly as an adjustment to Stockholders’ equity, net of tax. As at December 31, 2006, there was no concept similar to comprehensive income under current Canadian GAAP; however, effective January 1, 2007, the Company adopted the recommendations of Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3855, Financial Instruments — Recognition and Measurement, Section 3865, Hedges, Section 1530, Comprehensive Income, Section 3251, Equity and Section 3861, Financial Instruments — Disclosure and Presentation. The adoption of the new standards resulted in changes in accounting for financial instruments and hedges as well as the recognition of certain transition adjustments that have been recorded in opening accumulated other comprehensive income. The comparative consolidated financial statements have not been restated except for the presentation of cumulative translation adjustments. Prior to the adoption of Section 1530, foreign currency translation gains and losses were reported separately in stockholders’ equity on the balance sheet as cumulative translation adjustments. The reclassification of the cumulative translation adjustment to other comprehensive income was retroactive.

The only components of comprehensive income that currently affects the Company’s performance are unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments as follows:

	2007	2006

Accumulated other comprehensive loss— U.S. GAAP	$(5,066)	$(8,309)
Unrealized holding gains on available-for-sale securities(2)	—	(44)
Foreign currency translation adjustments	3,820	(538)

Accumulated other comprehensive loss — Canadian GAAP	$(1,246)	$(8,891)

	2007	2006	2005

Consolidated statements of cash flow — Canadian GAAP
Cash and cash equivalents, beginning of year	$13,409	$7,946	$16,523
Cash used in operation activities(3)	(6,488)	(13,684)	(14,616)
Cash provided by (used in) investing activities(3)	3,616	(8,793)	5,123
Cash (used in) provided by financing activities	(236)	27,681	700
Effect of exchange rate fluctuations on cash and cash equivalents,	1,734	259	216

Cash and cash equivalents, end of year	$12,035	$13,409	$7,946

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Business acquisitions

Under U.S. GAAP, the acquisition of Biomira USA Inc. (formerly OncoTherapeutics Inc.) in 1995 was valued at the stock market price of the shares issued at the date of closing. Under Canadian GAAP, the acquisition is valued at the fair value of the net assets acquired at the time the agreement was negotiated. The effect of this difference is that under U.S. GAAP the value of the net shares issued was higher, increasing the research and development acquired on acquisition by an equal amount. In addition, under U.S. GAAP, acquired technologies, which require regulatory approval to be commercialized and which have no proven alternative future uses are considered in-process research and development, and are immediately expensed on the date of acquisition. Under Canadian GAAP, the acquired technologies are considered to be development assets which are capitalized and amortized over their expected useful lives.

On October 30, 2006, Oncothyreon acquired a 100% interest in ProlX. Under U.S. GAAP, ProlX’s acquired technologies, which are primarily comprised of patents and technologies which require regulatory approval to be commercialized and which have no proven alternative future uses, are considered in-process research and development and are immediately expensed upon acquisition. The intangible assets acquired include $24,920 of acquired technologies that do not have an alternative future use given their specialized nature and limited alternative use. Under Canadian GAAP, the acquired technologies are considered to be development assets which are capitalized and amortized over their expected useful lives. In addition, a future income tax liability is recognized on the acquired technologies and amortized over their expected useful lives as an income tax recovery.

(2)	Available for sale securities

Under U.S. GAAP, SFAS 115 requires that available-for-sale securities be reported at fair value, with unrealized temporary holding gains and losses excluded from earnings and reported in other comprehensive income and also as a net amount in accumulated other comprehensive income until realized. Prior to January 1, 2007 Canadian GAAP required that these securities be carried at the lower of cost and market value with any unrealized losses recorded in the consolidated statements of operations. Once written down, these securities are not adjusted upward for subsequent appreciation in market value. Such gains are recognized only upon final disposition of the securities. Subsequent to December 31, 2006 Canadian GAAP now requires the same accounting treatment as U.S. GAAP for these securities.

(3)	Intangible assets acquired from others for use in research and development

Under U.S. GAAP, amounts paid for intangible assets used solely in research and development activities with no alternative future use are expensed. Under Canadian GAAP, finite life intangible assets, such as patents and licenses, acquired from others for use in research and development activities, are deferred and recognized over the period of the related development project for which reasonable certainty exits.

(4)	Warrants

Under U.S. GAAP, the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities requires share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency to be recorded as liabilities. Changes in the fair value of the warrants are required to be recognized in income through realized gains or losses each reporting period. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares and convertible debentures, with the offset to the warrant component of Stockholders’ equity. The warrants are not re-valued under Canadian GAAP.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

(5)	Stock-based compensation

Under U.S. GAAP, effective January 1, 2006 the Company adopted SFAS 123(R) Stock-Based Payment as interpreted by SAB 107, a revision to SFAS 123 Accounting for Stock-Based Compensation. As described in Note 2 to the consolidated financial statements, SFAS 123(R) requires the Company to recognize in the income statement the grant date fair value of stock-based compensation awards granted to employees over the requisite service period. Pursuant to the provisions of SFAS 123(R), the Company applied the modified prospective transition method such that SFAS 123(R) will apply to new awards, the unvested portion of existing awards and to awards modified, repurchased or cancelled after the effective date. The adoption of the SFAS 123(R) has eliminated an existing U.S. GAAP reconciling item with the exception of the recording of forfeitures. Forfeitures must be estimated under U.S. GAAP, while the Company has elected to record forfeitures as incurred under Canadian GAAP. The Company has determined that the effect of estimated forfeitures on stock-based compensation expense for 2007 and 2006 is not material. The Company also evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

Under Canadian GAAP, effective January 1, 2004, the Company adopted the fair value based method of accounting for employee stock options granted on or after January 1, 2002, retroactively without restatement as allowed under the transitional provisions of CICA Handbook Section 3870. The Company records stock-based compensation expense in the consolidated statements of operations, based on allocating the estimated fair value of the stock options granted over their vesting period, with the offset to contributed surplus.

Canadian GAAP accounting standards adopted in the current year

Financial instruments

Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook Section 3855, Financial Instruments — Recognition and Measurement, Section 3865, Hedges, Section 1530, Comprehensive Income, Section 3251, Equity and Section 3861, Financial Instruments — Disclosure and Presentation. The adoption of the new standards resulted in changes in accounting for financial instruments and hedges as well as the recognition of certain transition adjustments that have been recorded in opening accumulated other comprehensive income. The comparative consolidated financial statements have not been restated other than the reclassification of cumulative translation adjustment to accumulated other comprehensive income.

a) Financial assets and financial liabilities

Prior to the adoption of the new standards, all of Company’s financial assets and liabilities were accounted for on an accrual basis at their carrying amount, net of any adjustment for other-than temporary impairment.

Under the new standards, financial assets and financial liabilities are initially recognized at fair value and are subsequently accounted for based on their classification as described below. The classification depends on the purpose for which the financial instruments were acquired and their characteristics. Except in very limited circumstances, the classification is not changed subsequent to initial recognition. Transaction costs are recognized immediately in income or are capitalized, depending upon the nature of the transaction and the associated product.

Held-for-trading

Financial assets and financial liabilities that are purchased and incurred with the intention of generating profits in the near term are classified as held-for-trading. An entity may also designate any financial instrument upon initial recognition as held-for-trading. These instruments are accounted for at fair value with the change in the fair value recognized in investment and other loss (income). The Company has designated the Class UA

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

preferred stock as held-for-trading. A change in the fair value of the Class UA preferred stock will not occur until the Company becomes profitable.

Available-for-sale

Financial assets classified as available-for-sale are carried at fair value with the changes in fair value recorded in other comprehensive income. The fair value of a financial instrument on initial recognition is normally the transaction price. Subsequent to initial recognition, fair values for financial assets are determined by bid prices quoted in active markets. Securities that are classified as available-for-sale and do not have a readily available market value are recorded at cost. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairment. Gains and losses realized on disposal of available-for-sale securities, which are calculated on an average cost basis, are recognized in investment and other loss (income).

Held-to-maturity

Securities that have a fixed maturity date, where the Company intends and has the ability to hold to maturity, are classified as held-to-maturity and accounted for at amortized cost using the effective interest rate method.

Loans, receivables and other liabilities

Loans, receivables and other liabilities are accounted for at amortized cost using the effective interest rate method.

As at January 1, 2007, the Company has the following financial assets and liabilities and is selecting the following classifications:

	Classification	Measurement

Financial Assets
Cash and cash equivalents	Available-for-sale	Fair value
Short-term investments	Available-for-sale	Fair value
Accounts receivable	Loans and receivables	Amortized cost
Government grant receivable	Loans and receivables	Amortized cost
Notes Receivable	Loans and receivables	Amortized cost
Financial liabilities
Accounts payable and accrued liabilities	Other liabilities	Amortized cost
Capital lease obligations	Other liabilities	Amortized cost
Notes payable	Other liabilities	Amortized cost
Class UA preferred stock	Held-for-trading	Fair value

b) Derivatives and hedge accounting

Embedded derivatives

Derivatives may be embedded in other financial instruments (the “host instruments”). Prior to the adoption of the new standards, such embedded derivatives were not accounted for separately from the host instrument. Under the new standard, embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument and are to be measured at fair value with subsequent changes recognized in investment and other loss (income). In accordance with CICA Handbook Section 3855, the Company conducted a search for embedded derivatives in

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

all contractual arrangements dated subsequent to December 31, 2002 and did not identify any embedded features that require separate presentation from the related host contract.

Hedge accounting

Under the previous standards, derivatives that met the requirements for hedge accounting were generally accounted for on an accrual basis. Under the new standards, all derivatives are recorded at fair value and are recorded in prepaid expenses or accounts payable and accrued liabilities. This change in accounting policy had no impact.

c) Comprehensive income (loss)

Comprehensive income (loss) is composed of the Company’s net loss and other comprehensive loss. Other comprehensive income (loss) includes unrealized gains on available-for-sale financial assets. The components of comprehensive income (loss) are disclosed in the Consolidated Statements of Stockholders’ Equity.

Accounting changes

Effective January 1, 2007, the Company adopted the revised recommendations of CICA Handbook Section 1506, Accounting Changes, replacing Section 1506 of the same title. The revised Section 1506 adopts relevant parts of International Financial Reporting Standard IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors. The Company has determined that adoption of Section 1506 did not have a material effect on the financial position or results of operations in the current periods presented.

Investments

Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook Section 3051, Investments, which replaces Handbook Section 3050 of the same name. Section 3051 continues to establish standards for accounting for investments subject to significant influence and for measuring and disclosing certain other non-financial instrument investments. Section 3051 also contains new guidance on when an other-than-temporary decline in value of an investment remaining subject to Section 3051 has occurred. The Company has determined that adoption of Section 3051 did not have a material effect on the financial position or results of operations in the current periods presented.

Determining the variability to be considered in applying AcG-15

Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook Abstract No. 163, Determining the Variability to be Considered in Applying AcG-15(“EIC-163”). EIC-163 deals with situations where an entity enters into arrangements, such as derivative contracts, to reduce or eliminate variability created by certain assets or operations of the entity or mismatches between the overall asset and liability profiles of the entity, thereby protecting certain liability and equity holders from exposure to such variability. The Company has determined that adoption of Section EIC-163 did not have a material effect on the financial position or results of operations in the current periods presented.

Canadian GAAP accounting standards effective in future years

Inventories

In June 2007, the Accounting Standards Board (“AcSB”) of the CICA issued Handbook Section 3031, Inventories. This Section prescribes the measurement of inventory at the lower of cost and net realizable value. The cost of inventories shall comprise all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. This Section applies to interim and annual

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

consolidated financial statements for fiscal years beginning on or after January 1, 2008. The Company is currently evaluating the impact of Section 3031 on its consolidated financial statements.

Financial instruments — Disclosures and Presentations

In December 2006, the AcSB of the CICA issued Handbook Section 3862, Financial Instruments — Disclosures, which modifies the disclosure requirements of Section 3861, Financial Instruments — Disclosures and Presentation, and Section 3863, Financial Instruments — Presentations, which carries forward unchanged the presentation requirements for financial instruments of Section 3861. Section 3862 requires entities to provide disclosures in their financial statements that enable users to evaluate the significance of financial instruments on the entity’s financial position and its performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset. Sections 3862 and 3863 apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The Company is currently evaluating the impact these revised Sections will have on its consolidated financial statements.

Capital Disclosures

In November 2006, the AcSB of the CICA issued Handbook Section 1535, Capital Disclosures. This Section establishes standards for disclosing information about an entity’s capital and how it is managed. The standard is effective for interim and annual consolidated financial statements relating to fiscal years beginning on or after October 1, 2007. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

24.	OTHER INFORMATION

The Company’s reporting currency is the U.S. dollar and therefore, the Canadian dollar consolidated financial statements are translated into U.S. dollars. Assets and liabilities are translated at the exchange rates as of the balance sheet date while operations and cash flows are translated at average rates for the period. Translation gains or losses related to the net assets of the Company are included as a component of accumulated other comprehensive loss in the statement of stockholders’ equity.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following presents the conversion of the Company’s comparative financial information from Canadian dollars and Canadian GAAP to U.S. dollars and U.S. GAAP:

a) Consolidated balance sheet at December 31, 2006

	As Previously
	Reported
	Canadian	As Restated U.S.
	GAAP CDN $	GAAP U.S. $

ASSETS
Current
Cash and cash equivalents	$15,626	$13,409
Short-term investments	17,411	14,986
Accounts receivable	1,122	963
Government grant receivable	203	174
Prepaid expenses	338	290
Inventory	1,287	1,104

	35,987	30,926
Plant and equipment	452	388
Intangible assets	40,164	—
Deposit asset	1,380	1,184
Notes receivable	404	347
Goodwill	712	611

	$79,099	$33,456

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,050	$3,475
Current portion of capital lease obligations	47	40
Current portion of deferred revenue	207	178

	4,304	3,693
Capital lease obligations	33	28
Notes payable	232	199
Future income taxes	12,254	—
Warrant liability	—	1,364
Deferred revenue	829	711
Class UA preferred stock	30	26

	17,682	6,021

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	426,379	324,992
Warrants	8,450	—
Additional paid-in capital	—	11,955
Contributed surplus	22,582	—
Accumulated deficit	(395,994)	(301,203)
Accumulated other comprehensive loss	—	(8,309)

	61,417	27,435

	$79,099	$33,456

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

b) Consolidated statements of operations and other comprehensive income for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	Canadian	U.S. GAAP	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $	GAAP CDN $	U.S. $

Revenue
Contract research and development	$4,172	$3,678	$3,842	$3,171
Licensing revenue from collaborative agreements	207	182	207	171
Licensing, royalties, and other revenue	135	119	328	271

	4,514	3,979	4,377	3,613

Expenses
Research and development	13,838	12,200	16,907	13,567
General and administrative	8,661	7,636	6,295	4,690
Marketing and business development	666	587	965	756
Depreciation	897	247	376	224
In-process research and development	—	24,920	—	—
Investment and other income	(1,039)	(916)	(795)	(656)
Interest expense	11	10	2	2
Change in fair value of warrant liability	—	(3,849)	—	(3,843)

	(23,034)	(40,835)	(23,750)	(14,740)

Loss before income taxes	(18,520)	(36,856)	(19,373)	(11,127)

Income tax recovery:
Current	524	462	348	287
Future	174	—	—	—

	698	462	348	287

Net loss	(17,822)	(36,394)	(19,025)	(10,840)
Other comprehensive income	—	164	—	430

Comprehensive net loss	$(17,822)	$(36,230)	$(19,025)	$(10,410)

Basic and diluted loss per share	$(1.16)	$(2.38)	$(1.45)	$(0.83)

Weighted average number of common shares outstanding	15,316,697	15,316,697	13,109,917	13,109,917

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

c) Consolidated statements of cash flows for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	Canadian	U.S. GAAP	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $	GAAP CDN $	U.S. $

Operating
Net loss	$(17,822)	$(36,394)	$(19,025)	$(10,840)
Depreciation	897	247	376	224
Future income tax recovery	(174)	—	—	—
Stock-based compensation expense	2,833	2,498	1,130	—
In-process research and development	—	24,920	—	—
Change in fair value of warrant liability	—	(3,849)	—	(3,843)
Impairment allowance	100	88	—	—
Deferred revenue	(207)	(182)	(554)	(457)
Foreign exchange (gain) loss on cash and cash equivalents	(93)	—	94	—
Net change in non-cash working capital balances from operations
Accounts receivable	(19)	(17)	(543)	(448)
Prepaid expenses	(3)	(164)	36	30
Inventory	(1,287)	(973)	—	—
Accounts payable and accrued liabilities	161	142	870	718

	(15,614)	(13,684)	(17,616)	(14,616)

Investing
Purchase of short-term investments	(54,194)	(47,777)	(55,242)	(45,594)
Redemption of short-term investments	49,098	43,285	61,842	51,042
Purchase of plant and equipment	(81)	(71)	(394)	(325)
Business acquisition	(4,339)	(3,874)	—	—
Increase in notes receivable	(404)	(356)	—	—

	(9,920)	(8,793)	6,206	5,123

Financing
Proceeds on issue of common shares and warrants, net of issue costs	31,864	27,735	(100)	(83)
Proceeds from exercise of stock options	—	—	45	37
Proceeds from exercise of warrants	—	—	950	758
Repayment of notes payable	(15)	(13)	—	—
Repayment of capital lease obligations	(46)	(41)	(14)	(12)

	31,803	27,681	881	700

Net cash inflow (outflow)	6,269	5,204	(10,529)	(8,793)
Effect of exchange rate fluctuations on cash and cash equivalents	93	259	(94)	216

(Decrease) increase in cash and cash equivalents	6,362	5,463	(10,623)	(8,577)
Cash and cash equivalents, beginning of year	9,264	7,946	19,887	16,523

Cash and cash equivalents, end of year	$15,626	$13,409	$9,264	$7,946

Supplemental disclosure of cash flow information Amount of interest paid in the year	$11	$10	$2	$2
Amount of income taxes paid in the year	$—	$—	$—	$—