Form 10-K/A
period 2007-12-31
Oncothyreon Inc.
filed 2008-04-07
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
110 — 110th Avenue NE, Suite 685
Bellevue, Washington 98004
(Address of principal executive office, including zip code))
(Registrant’s telephone number, including area code)
(425) 450-0370
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
Securities registered pursuant to Section 12(b) of the Act:
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
     None.

ONCOTHYREON INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE
     This Amendment No. 1 to our annual report on Form 10-K (filed with the Securities and Exchange Commission on March 17, 2008) is being filed to provide the information required by Part III of Form 10-K. Such information will also be included in our definitive proxy statement to be filed with the Securities and Exchange Commission on or about April 28, 2008.
     Except for the matters disclosed in Part III — Items 10 through 14, and Exhibits 21.1, 31.1, 31.2, 32.1 and 32.2 which are filed herewith, this does not modify, amend or update in anyway the financial statements or any other items or disclosures contained in our annual report on Form 10-K (which continues to speak as of the date the filing thereof).
     This filing contains forward-looking statements or incorporate by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements are based on information available to us on the date of this filing and we will not update any of the forward-looking statements after the date of this filing, except as required by law. Our actual results could differ materially from those discussed in our annual report. The forward-looking statements contained in this filing, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008, including without limitation, Part I — Item 1A “Risk Factors” of such annual report.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     General
     Certain information required by this item concerning executive officers is set forth in Part I of our annual report on Form 10-K filed with the Securities and Exchange Commission under the caption, “Business — Executive Officers.”
     As of the date of this filing, our board of directors is composed of six directors. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and six directors are currently authorized. The authorized number of directors may be changed by resolution duly adopted by at least a majority of our entire board of directors, although no decrease in the authorized number of directors will have the effect of removing an incumbent director from the board of directors until such director’s term expires.
     Our board of directors is divided into three classes of directors, serving staggered three-year terms, as follows:
•	class I directors consist of S. Robert Blair and Michael C. Welsh, whose terms will expire at the 2008 annual meeting. Dr. Blair notified us in April 2008 of his intention not to stand for re-election at the 2008 annual meeting and Daniel K. Spiegelman is standing for election as a class I director at the 2008 meeting;

•	class II directors consist of Christopher S. Henney and W. Vickery Stoughton, whose terms will expire at the 2009 annual meeting of stockholders; and

•	class III directors consist of Richard L. Jackson and Robert L. Kirkman, whose terms will expire at the 2010 annual meeting of stockholders.
     Directors for a class whose terms expire at a given annual meeting will be up for re-election for three-year terms at that meeting. Each director’s term will continue until the election and qualification of his successor, or his earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of management. There are no family relationships among any of our directors or executive officers.
     Information concerning our incumbent directors is set forth below. Unless otherwise indicated, each position with Oncothyreon described in each director’s biography below refers to a position currently with Oncothyreon and, prior to December 10, 2007, with Biomira Inc., our predecessor corporation. On December 10, 2007, Oncothyreon became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian Law.

     Class I Director Not Standing for Election at the 2008 Annual Meeting of Stockholders
     S. ROBERT BLAIR, C.C., Ph.D., P.Eng., age 78, served as a member of our board of directors from 1992 until May 2006, and he rejoined our board of directors in September 2006. Since 2001, Dr. Blair has served as executive chair and president of Photon Control Inc., an optical technology company. From 1999 to 2000, Dr. Blair was Commissioner General for Canada for EXPO 2000, Hannover, Germany. Dr. Blair is a director of Qwest Energy companies, an investment fund, and Catapult Energy L.P.I., an investment partnership. Dr. Blair received his B.Sc. in chemical engineering from Queen’s University in Kingston, Ontario and has honorary D.Sc, Ph.D. and LLD degrees.
     Class I Directors Standing for Election at the 2008 Annual Meeting of Stockholders
     There are two nominees standing for election as class I directors this year. Based on the report of the nominating and governance committee, our board of directors has approved the nomination of Michael C. Welsh for re-election and the nomination of Daniel Spiegelman for election as a class I director at the 2008 annual meeting. If elected, each of Messrs. Welsh and Spiegelman will hold office as a class I director until our 2011 annual meeting of stockholders.
     MICHAEL C. WELSH, Q.C., age 65, has been a member of our board of directors since March 1987. Since 1997, Mr. Welsh has been the president of Almasa Capital Inc., a venture capital company. Prior to 1997, Mr. Welsh was a partner at Welsh & Company (Barristers and Solicitors), a law firm. Mr. Welsh received a Bachelor of Arts and an L.L.B. from the University of Alberta.
     DANIEL K. SPIEGELMAN, M.B.A., age 49, is standing for election to our board of directors at the 2008 annual meeting of stockholders. Since 1998, Mr. Spiegelman has been employed at CV Therapeutics, Inc., a biopharmaceutical company, most recently as senior vice president and chief financial Officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, and most recently as treasurer. Mr. Spiegelman also serves as a member of the board of directors of Affymax, Inc., a publicly-traded biopharmaceuticals company and Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University. If elected at the 2008 annual meeting, Mr. Spiegelman is expected to be a member of the audit committee.
     Directors Continuing in Office Until the 2009 Annual Meeting of Stockholders
     CHRISTOPHER S. HENNEY Ph.D., D.Sc., age 67, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005. From 1995 to 2003, Dr. Henney was chairman and chief executive officer of Dendreon Corporation, a publicly traded biotechnology company that he co-founded. Dr. Henney was also a co-founder of Immunex Corporation and ICOS Corporation, both publicly traded biotechnology companies. Dr. Henney currently serves as chairman of the board of directors of SGX Pharmaceuticals, Inc., a biotechnology company, and vice-chairman of the board of directors of Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham, England, where he also obtained his D.Sc. for contributions in the field of immunology. Dr. Henney is a former professor of immunology and microbiology and has held faculty positions at Johns Hopkins University, the University of Washington and the Fred Hutchinson Cancer Research Center.
     W. VICKERY STOUGHTON, M.B.A., age 62, has been a member of our board of directors since June 1997. Since August 2006, Mr. Stoughton has served as president and chief executive officer of MagneVu Corporation, a medical devices company, which filed for bankruptcy in September 2007. From

1996 to 2002, Mr. Stoughton was chairman and chief executive officer of Careside Inc., a research and development, medical devices company, which filed for bankruptcy in October 2002. From October 1995 to July 1996, Mr. Stoughton was president of SmithKline Beecham Diagnostics Systems Co., a diagnostic services and product company, and prior to October 1995 he served as president of SmithKline Beecham Clinical Laboratories, Inc., a clinical laboratory company. Mr. Stoughton is a member of the board of directors of SunLife Financial, Inc., a financial services company. Mr. Stoughton received his B.S. in chemistry from St. Louis University and his M.B.A. from the University of Chicago.
     Directors Continuing in Office Until the 2010 Annual Meeting of Stockholders
     RICHARD L. JACKSON, Ph.D., age 68, has been a member of our board of directors since May 2003. Dr. Jackson is president of Jackson Associates, LLC, a biotechnology and pharmaceutical consulting company. Since September 2006, Dr. Jackson has also been president and chief executive officer of Ausio Pharmaceuticals, LLC, a drug development company. From May 2002 to May 2003, Dr. Jackson was president, chief executive officer and chairman of the board of directors of EmerGen, Inc., a biotechnology company. From November 1998 to January 2002, Dr. Jackson served as Senior Vice President, Research and Development for Atrix Laboratories, Inc., a biotechnology company. From January 1993 to July 1998, Dr. Jackson served as senior vice president, discovery research, at Wyeth-Ayerst Laboratories, the pharmaceuticals division of American Home Products Corporation. Dr. Jackson received his Ph.D. in microbiology and his B.S. in chemistry from the University of Illinois.
     ROBERT L. KIRKMAN, M.D., age 59, has served as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development-stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission and NASDAQ. Such directors, executive officers, and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.
     Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 2007, our directors, executive officers, and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them.
Board of Directors and Committee Meetings
     During 2007, including prior to December 10, 2007 for Biomira and after such date for Oncothyreon, our board of directors met nine times. There were nine meetings of the audit committee, four meetings of the compensation committee, and one meeting of the nominating and governance committee during 2007. Each director attended at least 95% of the aggregate of all meetings of the board of directors and of the committees, if any, on which such director served. Although we do not have a formal policy regarding attendance by members of the board of directors at our annual meeting of stockholders, our directors are encouraged to attend and all of our directors attended the last annual meeting of stockholders.
Code of Conduct
     Our board of directors adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) for all our officers, directors, and employees in December 2003, which was last amended on March 13, 2008, and a Code of Ethics for the President and Chief Executive Officer, the Chief Financial Officer and Corporate Controller on March 25, 2003, which was subsequently amended on March 13, 2008, (the “Code of Ethics”). The Code of Conduct details the responsibilities of all our officers, directors, and employees to conduct our affairs in an honest and ethical manner and to comply with all applicable laws, rules, and regulations. The Code of Conduct addresses issues such as general standards of conduct, avoiding conflicts of interest, communications, financial reporting, safeguarding our assets, responsibilities to our customers, suppliers, and competitors, and dealing with governments. The Code of Ethics imposes additional requirements on our senior executive, financial and accounting officers with respect to conflicts of interests, accuracy of accounting records and periodic reports and compliance with laws. Each of the Code of Conduct and Code of Ethics is available on our website at www.oncothyreon.com.
Corporate Governance Guidelines
     We have also adopted Corporate Governance Guidelines that outline, among other things, the role of the board of directors, the qualifications and independence of directors, the responsibilities of management, the board of directors, and the committees of the board of directors, board of directors evaluation and compensation, management succession, chief executive officer evaluation, and limitations on the authority of executive management. The Corporate Governance Guidelines are also available on our website at www.oncothyreon.com.
Committees of the Board of Directors
     During 2007, our board of directors had three standing committees: the audit committee, the compensation committee, and the nominating and governance committee. All of the committee charters, as adopted by our board of directors, are available on our website at www.oncothyreon.com under Corporate Governance. The functions performed by each committee and the members of each committee are described below.
     Audit Committee
     The audit committee reviews with our independent registered chartered accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee has (i) direct responsibility for the appointment, compensation, retention, and oversight of our independent registered chartered accounting firm, (ii) established procedures for handling complaints regarding our accounting practices, (iii) authority to engage any independent advisors it deems necessary to carry out its duties, and (iv) appropriate funding to engage any necessary outside advisors. The current members of the audit committee are W. Vickery Stoughton (Chairman), S. Robert Blair, Christopher S. Henney and Michael C. Welsh. Dr. Blair is resigning from the board of directors effective as of the date of our 2008 annual stockholders’ meeting. If elected at our 2008 annual stockholders’ meeting, Daniel K. Spiegelman will become a member of the audit committee. The board of directors has determined that W. Vickery

Stoughton, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The audit committee reviews and reassesses the adequacy of its charter on an annual basis.
     Compensation Committee
     The compensation committee oversees our compensation and benefits practices and programs (other than compensation practices with respect to our non-employee directors, which are overseen by the nominating and corporate governance committee). The current members of the compensation committee are Richard L. Jackson (Chairman), Christopher S. Henney, and W. Vickery Stoughton. The Compensation Committee Report is set forth in the “Executive Compensation — Compensation Committee Report”.
     Nominating and Governance Committee
     The nominating and governance committee reviews candidates and makes recommendations of nominees for the board of directors. The nominating and governance committee also oversees our corporate governance and compliance activities and compensation practices of our non-employee directors. The nominating and governance committee has not adopted a formal policy with respect to the consideration of director candidates recommended by stockholders; however, if a stockholder delivered a written request to our corporate secretary which satisfied the notice, information, and other requirements set forth in bylaws with respect to stockholder proposals, it would receive appropriate consideration. The current members of the nominating and governance committee are Michael C. Welsh (Chairman), Christopher S. Henney, and Richard L. Jackson.
     The nominating and governance committee evaluates the qualifications of all director recommendations that are properly submitted by stockholders, management, members of the board of directors, and to the extent deemed necessary, third-party search firms. We have in the past paid a third party to assist us in identifying, evaluating, and screening potential candidates for nomination to the board of directors, and we may do so in the future. In assessing potential candidates, the nominating and governance committee considers relevant factors, including, among other things, issues of character, judgment, independence, expertise, diversity of experience, depth of experience in the industry in which we compete, length of service, and other commitments. In addition, the nominating and governance committee considers the suitability of each candidate, taking into account the current members of the board of directors, in light of the current size and composition of the board of directors. After completion of its evaluation of candidates, the nominating and governance committee will recommend a slate of director-nominees to the board of directors. Each of the nominees standing for election to the board of directors at the 2008 annual meeting were recommended by the nominating and governance committee.
Communications With the Board of Directors
     Stockholders wishing to communicate with our board of directors should send their communications in writing to the attention of our corporate secretary at Oncothyreon Inc., 110-110th Avenue NE, Suite 685, Bellevue, WA 98004. Our corporate secretary will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to our Chairman of the Board. If the communication requires a response, our corporate secretary will assist our Directors in preparing the response.

Compensation of Directors
     We pay our non-employee directors an annual cash fee of $25,000 for their service on our board of directors and its committees. In addition, we pay the Chairman of our audit committee an additional annual fee of $10,000, and the Chairmen of our other standing committees of the board of directors an additional annual fee of $3,000 each. Board members are compensated in the currency of their country of residence without adjusting for any foreign exchange rate. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

Fiscal Year 2007 Director Compensation
     The following table sets forth compensation information for our directors for the year ended December 31, 2007. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2007. All compensation numbers are expressed in U.S. dollars. For salary compensation, we used an exchange rate of U.S.$1.00: Cdn. $1.074 (the average daily noon exchange rate at the Bank of Canada for 2007) and for stock compensation, we used an exchange rate of U.S.$1.00: Cdn. $0.9881 (the daily noon exchange rate at the Bank of Canada on December 31, 2007, the last trading day of 2007). The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.

	Fees earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation
Name	($)	($)(1)(8)	($)(1)(8)(9)	($)	Total ($)

Christopher S. Henney (2)	75,000	8,678	—	—	83,678
Michael C. Welsh (3)	26,071	8,678	—	—	34,749
Richard L. Jackson (4)	28,000	8,678	—	—	36,678
S. Robert Blair (5)	23,277	8,678	—	—	31,955
W. Vickery Stoughton (6)	35,000	8,678	—	—	43,678
Eric E. Baker (7)	1,940	8,678	—	—	10,618

(1)	Amounts in these columns represent the aggregate expense recognized for financial statement reporting purposes in 2007 with respect to restricted stock units (“RSUs”), and options granted to our directors, calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, (“SFAS 123(R)”) without regard to estimated forfeitures. See Note 14 of Notes to Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K for a discussion of assumptions made in determining these values.

(2)	On May 7, 2007, Dr. Henney was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(3)	On May 7, 2007, Mr. Welsh was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(4)	On May 7, 2007, Dr. Jackson was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(5)	On May 7, 2007, Dr. Blair was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(6)	On May 7, 2007, Mr. Stoughton was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(7)	On May 7, 2007, Mr. Baker was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $8,678.

(8)	As of December 31, 2007, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (53,602 options, 56,543 RSUs); Dr. Blair (3,333 options, 3,377 RSUs); Dr. Jackson (9,362 options, 6,543 RSUs); Mr. Stoughton (15,467 options, 6,543 RSUs); Mr. Welsh (14,727 options, 6,543 RSUs).

(9)	Each RSU may be converted into one share of our common stock at the end of the grant period, which has been five years for each of the RSUs we have granted.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     Compensation Philosophy and Objectives
     Historically, the principal objectives of the compensation policies and programs of Oncothyreon and its predecessor corporation, Biomira Inc. (which we will refer to throughout this discussion as “us,” “our,” and “we”) have been to attract and retain senior executive management, to motivate their performance toward clearly defined corporate goals, and to align their long term interests with those of our stockholders. In addition, our compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our stockholders’ realization of long-term value.
     Our compensation programs have reflected, and for the foreseeable future should continue to reflect, the fact that we are a biopharmaceutical company whose principal compounds are still in early stage clinical trials and subject to regulatory approval. As a result, our revenues have been and will continue to be limited, and we expect to continue to incur net losses for at least the next several years. In an effort to preserve cash resources, our historical compensation programs have focused heavily on long-term equity incentives relative to cash compensation. With a relatively larger equity weighting, this approach seeks to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.
     In addition to long-term equity incentives, we have also implemented annual cash incentive bonus programs for our executive officers and employees. Payments under these cash incentive programs have been tied to corporate and divisional performance objectives, with the relative ratio of corporate to divisional objectives being based on the individual employee’s level of responsibilities within the company. Generally, payments to executive officers, particularly the chief executive officer, are more heavily weighted toward achievement of corporate objectives.
     We design and implement compensation programs that combine both long term equity elements and cash incentive elements based on annual performance objectives. Our compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, we expect to continue to use options or other equity incentives as a significant component of compensation because we believe that they align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual performance targets.
     Role of Our Compensation Committee
     Our compensation committee is comprised of three non-employee members of our board of directors, Dr. Henney, Dr. Jackson, and Mr. Stoughton, each of whom is an independent director under the rules of the NASDAQ Global Market, an “outside director” for purposes of Section 162(m) of the United States Internal Revenue Code of 1986, as amended, which we call Section 162(m), and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.
     Our compensation committee approves, administers, and interprets our executive compensation and benefit policies. Our compensation committee acts exclusively as the administrator of our equity incentive plans and approves all grants to employees, including our executive officers. Our compensation committee operates pursuant to a written charter under which our board of directors has delegated specific authority with respect to compensation determinations. Among the responsibilities of our compensation committee are the following:

•	evaluating our compensation practices and assisting in developing and implementing our executive compensation program and philosophy;

•	establishing a practice, in accordance with the rules of the NASDAQ Global Market, of determining the compensation earned, paid, or awarded to our chief executive officer independent of input from him; and

•	establishing a policy, in accordance with the rules of the NASDAQ Global Market, of reviewing on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate compensation levels for such officers.
     Our chief executive officer actively supports the compensation committee’s work by providing information relating to our financial plans, performance assessments of our executive officers, and other personnel-related data. In particular, our chief executive officer, as the person to whom our other executive officers report, is responsible for evaluating individual officers’ contributions to corporate objectives as well as their performance relative to divisional and individual objectives. Beginning in 2008, our chief executive officer will, on an annual basis at or shortly after the end of each year, make recommendations to the compensation committee with respect to merit salary increases, cash bonuses, and stock option grants or other equity incentives for our other executive officers. Our compensation committee meets to evaluate, discuss, modify or approve these recommendations. Without the participation of the chief executive officer, the compensation committee as part of the annual review process conducts a similar evaluation of the chief executive officer’s contribution and performance and makes determinations, at or shortly after the end of each year, with respect to merit salary increases, bonus payments, stock option grants, or other forms of compensation for our chief executive officer.
     Our compensation committee has the authority under its charter to engage the services of outside advisors, experts, and others for assistance. The compensation committee did not rely on any outside advisors for purposes of structuring our 2007 compensation plan but did rely on the survey data described below.
     Competitive Market Review for 2007
     The market for experienced management is highly competitive in the life sciences and biopharmaceutical industries. We seek to attract and retain the most highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting and retaining management from companies ranging from large and established pharmaceutical companies to entrepreneurial early stage companies. We expect competition for appropriate technical, commercial, and management skills to remain strong for the foreseeable future.
     In making our executive compensation determinations for 2007, we benchmarked our compensation levels against nine companies, including a mix of publicly traded life sciences companies in Canada that we believed to be comparable to us. Our peer group for 2007 for benchmarking purposes consisted of the following companies:

Peer Group for Fiscal 2007

AEterna Zentaris Inc.	Lorus Therapeutics, Inc.
Cangene Corporation	MIGENIX Inc.
DRAXIS Health Inc.	Stressgen Biotechnologies Corporation
Inex Pharmaceuticals Inc.	Theratechnologies Inc.
Isotechnika Inc.	Xillix Technologies Corp.

     Our peer group for 2007 included only Canadian companies because, until recently, substantially all of our executive management team was located in Canada. Beginning in 2008 and in future years, we expect to alter our peer group for purposes of compensation decisions given that a number of our key executive officers are now located in the United States, including our chief executive officer, chief operating officer and chief scientific officer.
     In evaluating the peer group survey data, our compensation committee compared our compensation practices and levels for each compensation component, including base salary, target annual cash incentive opportunity, and equity compensation. The competitive comparisons made in this process were then used to determine appropriate levels of compensation based on market benchmarks for various functional titles. Based on its review of the public company survey data, our compensation committee believes that our levels of total compensation for our executive officers generally fell at about the seventy fifth percentile when compared with our identified peer groups.
     Principal Elements of Executive Compensation
     Our executive compensation program consists of five components:
•	base salary;

•	annual cash bonuses;

•	equity-based incentives;

•	benefits; and

•	severance/termination protection.
     We believe that each of these components, combining both short and long-term incentives, offers a useful element in achieving our compensation objectives and that collectively these components have been effective in achieving our corporate goals.
     Annual Review Process
     Our compensation committee reviews data and makes executive compensation decisions on an annual basis, typically during the last quarter of the year or the first quarter of the new year. In connection with that process, executive officers are responsible for establishing and submitting for review to our chief executive officer (and in the case of our chief executive officer, directly to the compensation committee) their departmental goals and financial objectives. Our chief executive officer then compiles the information submitted and provides it, along with information relating to his own personal goals and objectives, to our compensation committee for review. Our compensation committee, including our chief executive officer with respect to all officers other than himself and excluding our chief executive officer with respect to discussions of his own compensation, reviews, considers, and may amend the terms and conditions proposed by management.

     As part of the annual review process, our compensation committee makes its determinations of changes in annual base compensation for executive officers based on numerous factors, including performance over the prior year, both individually and relative to corporate or divisional objectives, established corporate and divisional objectives for the next year, our operating budgets, and a review of survey data relating to base compensation for the position at companies we have identified within our peer group. For 2007, our compensation committee also considered and approved a cash incentive plan for executive officers, with bonuses becoming payable under the plan based on achievement of specified corporate and divisional objectives. During the annual review process, our compensation committee also considered each executive’s equity incentive position, including the extent to which he or she was vested or unvested in his or her equity awards and the executive’s aggregate equity incentive position.
     From time to time, our compensation committee may make off-cycle adjustments in executive compensation as it determines appropriate.
      Weighting of Compensation Elements
     Our compensation committee’s determination of the appropriate use and weight of each element of executive compensation is subjective, based on its view of the relative importance of each element in meeting our overall objectives and factors relevant to the individual executive. Like many biopharmaceutical companies with clinical-stage products, we seek to place a significant amount of each executive’s total potential compensation “at risk” based on performance.
      Base Salary
     Base salary for our chief executive officer and other officers reflects the scope of their respective responsibilities, their relative seniority and experience, and competitive market factors. Salary adjustments are typically based on competitive conditions, individual performance, changes in job duties, and our budget requirements. All compensation data below are designated in U.S. dollars, unless otherwise indicated. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2007, or U.S. $1.00: Cdn. $1.074 for compensation paid in 2007, for compensation that was earned in 2007 and paid in 2008, we used the Bank of Canada daily noon exchange rate on December 31, 2007 or U.S. $1.00: Cdn. $0.9881. The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.
     In our offer letter with Dr. Kirkman, we agreed to pay him an initial base salary at $320,000. Our compensation committee set Dr. Kirkman’s base salary based on his experience and our compensation committee’s view of market compensation for chief executive officers of public, early stage biopharmaceutical companies. No adjustment was made in Dr. Kirkman’s base salary during the annual review process at the end of year 2006. For 2007, Dr. Kirkman’s base salary remained at $320,000.
      Variable Cash Compensation—Incentive Bonuses
     We have historically implemented a variable cash compensation arrangement, or Variable Pay Plan, for executive officers and employees under which payment of incentive bonuses is contingent on achievement of identified management objectives. These management goals reflect a combination of corporate or divisional objectives for the upcoming year and are typically established at or shortly after the end of the prior year. These objectives may be both qualitative and quantitative. For executive officers, particularly our chief executive officer, these objectives tend to be focused at the corporate level, and for lower-level employees, they tend to be relatively more focused at the divisional level. We believe these objectives will change from year-to-year as our business evolves and our priorities change. Our compensation committee generally sets performance goals that it believes are attainable but maintains discretion to increase or decrease variable cash incentive compensation as it determines appropriate, regardless of whether the identified objectives have been satisfied.
     Achievement of target objectives under our variable cash compensation plan typically results in payment of a bonus equal to a percentage of the individual executive’s or employee’s base salary. With respect to executive officers, our compensation committee is responsible for assessing the performance of the individual officer and our company against the established objectives and for determining whether bonus payments will be made. For executives, corporate goals are weighted at 60% and divisional goals are weighted at 40%. For employees other than executives, corporate goals are weighted at 40% and divisional goals are weighted at 60%. We have based this weighting structure on our belief that executives are in a greater position to influence the achievement of corporate goals, and therefore, a greater percentage of their bonuses should be tied to corporate rather than divisional goals.
     Each goal listed as a corporate or divisional goal is assigned a percentage, based on the importance to us that the goal be achieved. Each goal also typically involves multiple achievement levels. Achieving objectives at “target” will lead to attainment of the expected level of incentive compensation. Less than expected performance can result in either a smaller bonus or no bonus, and superior performance can lead to a larger bonus. The final bonus determination will depend both on which goals were achieved and the percentages we assigned to the goals based on their relative importance. Assuming our compensation committee determines that a bonus has been earned, we will typically pay bonuses shortly after the end of each year.
     Under the terms of his offer letter, Dr. Kirkman is entitled to receive a performance bonus of up to 50% of his base salary, or $160,000, assuming achievement of all pre-determined objectives at “target.” In March 2007, our compensation committee established year 2007 corporate performance objectives for Dr. Kirkman and other executives relating to the manufacture of Stimuvax, integration of our acquisition of ProlX Pharmaceuticals Corporation (“ProlX”), clinical milestones and finalizing an amended collaboration agreement with Merck KGaA. In the event of performance above target for each goal, as well as other criteria to be determined by our compensation committee, the maximum amount Dr. Kirkman could receive under the terms of the 2007 Variable Pay Plan is 150% of his total eligible bonus pay of $160,000, or $240,000. On February 28, 2008, the compensation committee approved a performance bonus of $116,000 for Dr. Kirkman.
     Mr. Taylor, our chief financial officer, was eligible to receive bonuses under the 2007 Variable Pay Plan of up to 40% of his annual base salary, or $96,090, assuming performance at “target.” Established objectives for our chief financial officer relate to the corporate goals set forth above, as well as implementation of certain financial and informational services and achievement of certain goals with respect to human resources, intellectual property and project management. The maximum bonus that Mr. Taylor could earn for year 2007 under the 2007 Variable Pay Plan is $144,134. On February 28, 2008, the compensation committee approved a performance bonus of $92,954, based on the Bank of Canada daily noon exchange rate on December 31st, 2007 or U.S. $1.00: Cdn. $0.9881, for Mr. Taylor.
     Dr. Lynn Kirkpatrick, our chief scientific officer, was eligible to receive bonuses under the 2007 Variable Pay Plan of up to 40% of her annual base salary, or $100,000, assuming performance at “target.” Established objectives for our chief scientific officer related to the corporate goals set forth above, and well as implementation of certain goals with respect to our research and development activities. The maximum bonus that Dr. Kirkpatrick could earn for our year 2007 Variable Pay Plan is 150% of her total eligible bonus pay of $100,000 or $150,000. On February 28, 2008, the compensation committee approved a performance bonus of $63,500 for Dr. Kirkpatrick.
     Dr. Koganty had the opportunity under the 2007 Variable Pay Plan to earn up to 30% of his base salary or $42,459 assuming performance at “target.” The maximum bonus payment for the year 2007 under the 2007 Variable Pay Plan would total $63,688. On February 28, 2008, the compensation committee approved a performance bonus of $29,305, based on the Bank of Canada daily noon exchange rate on December 31st, 2007 or U.S. $1.00: Cdn. $0.9881, for Dr. Koganty.
      Equity-based Incentives
     We grant equity-based incentives to employees, including our executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines, and our equity incentive plans have provided the principal method for our executive officers to acquire an equity position in our company, whether in the form of restricted share units, or RSUs, or options.
     Historically, we have granted options and other equity incentives to our officers under our share option plan and restricted share unit plan. Our share option plan permits the grant of stock options for shares of common stock, and our restricted share unit plan permits the allocation of a restricted stock unit settled in shares of common stock. All equity incentive programs are administered by our compensation committee. To date, our equity incentive grants have consisted principally of options under the share option plan and, in limited cases, restricted share units under the restricted share unit plan.
     The size and terms of any initial option or restricted share units to new employees, including executive officers, at the time they join us is based largely on competitive conditions applicable to the specific position. For non-executive officer grants, our compensation committee has pre-approved a matrix showing appropriate levels of option grants for use in making offers to new employees.
     In making its determination of the size of initial option grants for our current officers, our board of directors relied in part on survey data and peer group comparisons. In connection with his becoming our chief executive officer on September 5, 2006, our board of directors approved the grant of an option to Dr. Kirkman to acquire 450,000 shares of our common stock at an exercise price of Cdn. $7.38 which vested, or will vest, in three annual installments of 150,000 shares on August 29, 2007, 2008, and 2009. Consistent with the provisions of our share option plan as in effect at the time of grant, the option was priced at the closing price of our shares of common stock on the Toronto Stock Exchange on the day immediately prior to the date of board approval. The exercise prices of all outstanding options have been based on the Toronto Stock Exchange trading price; all options were priced in Canadian dollars. On April 3, 2008 our board of directors amended our share option plan to provide that each option granted pursuant to the plan be priced at the closing price of our shares of common stock on the NASDAQ Global Market on the day of the option grant. Dr. Kirkman also received an additional option to purchase 137,537 shares of our common stock on May 3, 2007 at an exercise price of Cdn. $8.04, in connection with the terms of his offer letter, under which he was eligible to receive an additional option award to purchase a number of shares equal to 3% of any shares issued during his first year of employment with us. The additional grant has vested or will vest, in four equal annual installments of 34,384 shares on May 3, 2007, 2008, 2009, and 2010. Our compensation committee believes that the size and terms of Dr. Kirkman’s stock option grant were reasonable given our early stage of product development and skill requirements for senior management, Dr. Kirkman’s industry experience and background, and equity compensation arrangements for experienced chief executive officers at comparably situated companies.
     In addition, our practice has been to grant refresher options to employees, including executive officers, when our board of directors or compensation committee believes additional unvested equity incentives are appropriate as a retention incentive. For example, in May 2007, we granted refresher options to all of our employees (including our executive officers) pursuant to the standard vesting and other terms of our share option plan. We expect to continue this practice in the future in connection with the compensation committee’s annual performance review at the beginning of each year. In making its determination concerning additional option grants, our compensation committee will also consider, among other factors, individual performance and the size of the individual’s equity grants in the then-current competitive environment. Where our board of directors has approved option grants for executive officers or other employees during a regular quarterly closed trading window under our insider trading policy, we have priced the options based on the closing sales price of our common stock on the first trading day after the window opened.
     To date, our equity incentives have been granted with time-based vesting. Most new hire option grants, including for executive officers other than Dr. Kirkman as described above, vest and become exercisable over a four year period with 25% vesting at the end of the first year of employment and the balance vesting annually after the first anniversary of the grant. We expect that additional option grants to continuing employees will typically vest over the same schedule. Although our practice in recent years has been to provide equity incentives principally in the form of stock option grants that vest over time, our compensation committee may consider alternative forms of equity in the future, such as performance shares, restricted share units or restricted stock awards with alternative vesting strategies based on the achievement of performance milestones or financial metrics.
     As noted above, consistent with the terms of the share option plan and subject to the policy against pricing options during regularly scheduled closed quarterly trading windows, we have historically priced option grants based on the closing sales price of our shares of common stock trading on the Toronto Stock Exchange. On April 3, 2008 our board of directors amended our share option plan to provide that each option granted pursuant to the plan be priced at the closing price of our shares of common stock on the NASDAQ Global Market on the day of the option grant
      Benefits
     We provide the following benefits to our named executive officers, generally on the same basis provided to all of our employees:
     For employees based in the United States:
•	health, dental insurance and vision (for the employee and eligible dependents);

•	life insurance;

•	employee assistance plan (for employee and eligible dependents);

•	medical and dependant care flexible spending account for employees and eligible dependents;

•	short-and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan for employees based in the United States with an employer match into the plan.
     For employees based in Canada, we provide a flexible benefits plan under which each employee receives “credits” to purchase benefits from the following list:
•	extended health;

•	dental;

•	health spending account;

•	provincial health care coverage;

•	life insurance;

•	optional term life insurance;

•	accidental death and dismemberment insurance;

•	option accidental death and dismemberment (family option available); and

•	purchase of vacation days.
     Additionally, we provide the following benefits to Canadian employees outside our flexible benefits plan:
•	short and long term disability;

•	employee and family assistance; and

•	group RRSP plan with an employer match into the plan.
     We believe these benefits are consistent with companies with which we compete for employees.
Accounting and Tax Considerations
     Section 162(m) limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility. While the compensation committee cannot determine with certainty how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. While the compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our chief executive officer and our four most highly compensated officers, the compensation committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.
Compensation Committee Interlocks and Insider Participation
     During 2007, Richard L. Jackson, Christopher S. Henney and W. Vickery Stoughton served on our compensation committee. During 2007, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.
Compensation Committee Report
     In reliance on the reviews and discussions referred to above and the review and discussion of the section captioned “Compensation Discussion and Analysis” with our management, the compensation committee has recommended to the board of directors and the board of directors has approved, that the section captioned “Compensation Discussion and Analysis” be included in this filing and the definitive proxy statement.
COMPENSATION COMMITTEE
Richard L. Jackson, Chairman
Christopher S. Henney
W. Vickery Stoughton

Summary Compensation Table — 2007 and 2006
     The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during each of 2006 and 2007. We refer to these officers in this filing as the “named executive officers.” All compensation data in the table below is expressed in U.S. dollars.

						Non-Equity
						Incentive
						Plan
				Stock	Option Awards	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Awards	(2)(1)	(3)(1)	Compensation(1)	Total
		($)	($)	($)	($)	($)	($)	($)

Robert L. Kirkman	2007	320,000	—	—	984,566	116,000	9,936	1,430,502
Chief Executive Officer	2006	92,308	100,000	—	264,293	—	3,759	460,360
President and Director

Edward A. Taylor	2007	240,223	—	—	50,745	92,954	8,064	391,986
Chief Financial Officer	2006	220,186	—	—	171,630	70,900	12,115	474,831
Vice President, Finance & Administration

D. Lynn Kirkpatrick	2007	250,000	—	—	29,845	63,500	8,046	351,391
Chief Scientific Officer	2006	41,667	—	—	2,896	7,938	1,306	53,807

R. Rao Koganty	2007	141,527	—	—	25,373	29,305	7,359	203,505
Vice President and General	2006	129,595	—	—	—	29,801	5,382	164,778
Manager Synthetic Biologics Business Unit

Marilyn Olson (4)	2007	202,979	—	—	53,536	—	10,889	267,404
Vice President, Clinical &	2006	184,976	—	—	—	45,088	9,564	239,629
Regulatory Affairs

Robert D. Aubrey (5)	2007	42,231	—	—	—	—	191,362	233,593
Former Vice President, Business Development	2006	172,794	—	—	—	55,295	11,714	239,802

(1)	Other than our chief executive officer and chief scientific officer, all of the named executive officers receive their cash compensation denominated in Canadian dollars. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2006, or U.S. $1.00: Cdn. $1.1343 when translating cash compensation and when translating 2006 stock compensation under SFAS 123(R), we used an exchange rate of U.S. $1.00: Cdn. $1.1653, the Bank of Canada daily noon exchange rate for December 29, 2006, the last trading day of 2006. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2007, or U.S. $1.00: Cdn. $1.0740 when translating (a) 2007 cash compensation and when translating compensation earned under the 2007 Variable Pay Plan in 2007 and paid in 2008 and (b) 2007 stock compensation under SFAS 123(R), we used an exchange rate of Cdn. $0.9881, the Bank of Canada daily noon exchange rate for December 31, 2007, the last trading day of 2007. The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.

(2)	Amounts reflect the grant date fair value of stock options granted in the year, calculated in accordance with SFAS No. 123(R). See Note 14 of Notes to the Consolidated Financial Statements contained in our 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	The amounts in this column represent total performance-based bonuses earned for services rendered the during year under our year Variable Pay Plan for executive officers, in which all employees were eligible to participate. Under the year Variable Pay Plan for executive officers, each executive was eligible to receive a cash bonus based on achievement of a combination of corporate or divisional objectives. Please see “—Compensation Discussion and Analysis—Variable Cash Compensation—Incentive Bonuses” above for additional information regarding our Variable Pay Plan for executive officers.

(4)	Left our employ December 18, 2007 and is receiving severance payments.

(5)	All other compensation includes severance payments in an aggregate amount of $184,320 in fiscal year 2007.

Grants of Plan-Based Awards
     The following table sets forth each grant of an award made to a named executive officer during 2007 under any of our incentive plans or equity plans. Other than the cash exercise price for options, which we denominated in Canadian dollars for 2007, all data in the following table is expressed in U.S. dollars and has been converted into U.S. dollars based on the average Bank of Canada daily noon exchange rate for 2007 of U.S. $1.00: Cdn. $1.074. The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.

									All Other
									Option		Grant
								All Other	Awards:		Date Fair
								Stock	Number		Value of
		Estimated Future Payouts Under						Awards:	of	Exercise or	Stock
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Number of	Securities	Base Price	and
		Awards(2)			Equity Incentive Plan Awards			Shares of	Underlying	of Option	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks	Options	Awards	Awards
Name	Grant Date (1)	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)(1)	($)

Robert L. Kirkman (3)	May 3, 2007	80,000	160,000	240,000	—	—	—	—	137,537	Cdn. $8.04	837,516
Edward A. Taylor (5)	May 3, 2007	48,045	96,089	144,134	—	—	—	—	8,333	Cdn. $8.04	50,745
D. Lynn Kirkpatrick (6)	May 3, 2007	50,000	100,000	150,000	—	—	—	—	8,333	Cdn. $8.04	50,745
R. Rao Koganty (7)	May 3, 2007	21,230	42,459	63,688	—	—	—	—	4,166	Cdn. $8.04	25,372
Marilyn Olson	May 3, 2007	30,447	60,894	91,341	—	—	—	—	4,166	Cdn. $8.04	25,372

(1)	Consistent with the provisions of our share option plan in effect for 2007, options were priced at the closing sales price of our shares of common stock in trading on the Toronto Stock Exchange on the date immediately prior to the date that the grants have been approved. Accordingly, the grant date shown is the date the options were approved, but the exercise price is shown in Canadian dollars based on the trading price of our shares of common stock on the Toronto Stock Exchange on the date immediately prior to the grant date

(2)	The “target” payments under our 2007 Variable Pay Plan were set at different levels for different officers. Threshold, target, and maximum amounts are based on a percentage of base salary, as indicated in the table below for the officers who were employed by us as of December 31, 2007. Please see “—Compensation Discussion and Analysis—Variable Cash Compensation—Incentive Bonuses” above for additional information regarding our 2007 Variable Pay Plan for executive officers.

Name	Threshold	Target	Maximum
Robert L. Kirkman	25%	50%	75%
Edward A. Taylor	20%	40%	60%
D. Lynn Kirkpatrick	20%	40%	60%
Marilyn Olson	15%	30%	45%
R. Rao Koganty	15%	30%	45%

(3)	On February 28, 2008, the compensation committee approved a performance bonus of $116,000 for goal achievement in 2007.

(4)	Amounts reflect the total fair value of stock options granted in 2007, calculated in accordance with SFAS No. 123(R) without regard to estimated forfeitures.

(5)	On February 28, 2008, the compensation committee approved a performance bonus of Cdn. $91,848 / U.S. $92,954 for goal achievement in 2007.

(6)	On February 28, 2008, the compensation committee approved a performance bonus of $63,500 for goal achievement in 2007.

(7)	On February 28, 2008, the compensation committee approved a performance bonus of Cdn. $28,956 / U.S. $29,305 for goal achievement in 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End
     The following table sets forth the equity awards outstanding at December 31, 2007 for each of the named executive officers. Except as set forth in the footnotes to the following table, each stock option is fully vested.

	OPTION AWARDS
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise
	Options (#)	Options (#)		Price	Option
Name	Exercisable	Unexercisable		(Cdn. $)	Expiration Date

Robert L. Kirkman	150,000	300,000	(1)	Cdn. $7.38	August 29, 2014
	—	137,537	(2)	Cdn. $8.04	May 3, 2015

Edward A. Taylor	5,000	—		Cdn. $89.70	September 18, 2008
	5,000	—		Cdn. $37.62	December 3, 2009
	5,000	—		Cdn. $12.60	November 1, 2010
	16,666	—		Cdn. $10.38	March 25, 2011
	2,500	—		Cdn. $11.10	December 9, 2011
	3,125	1,042	(3)	Cdn. $13.20	January 20, 2012
	4,166	4,167	(4)	Cdn. $13.62	May 24, 2013
	6,666			Cdn. $9.60	December 14, 2013
	8,333	8,333	(5)	Cdn. $6.72	July 28, 2014
	4,167	12,500	(6)	Cdn. $7.92	October 10, 2014
	—	8,333	(7)	Cdn. $8.04	May 3, 2015

Lynn Kirkpatrick	3,125	9,375	(8)	Cdn. $9.00	November 7, 2014
	—	8,333	(9)	Cdn. $8.04	May 3, 2015

R. Rao Koganty	3,333	—		Cdn. $89.70	September 18, 2008
	1,666	—		Cdn. $37.62	December 3, 2009
	2,500	—		Cdn. $12.60	November 1, 2010
	1,666	—		Cdn. $11.10	December 9, 2011
	2,500	833	(10)	Cdn. $13.20	January 20, 2012
	6,250	6,250	(11)	Cdn. $13.62	May 24, 2013
	3,333	—		Cdn. $9.60	December 14, 2013
	—	4,166	(12)	Cdn. $8.04	May 3, 2015

Marilyn Olson	3,333	—		Cdn. $89.70	September 18, 2008
	1,666	—		Cdn. $37.62	December 3, 2009
	3,125	—		Cdn. $12.60	December 18, 2009
	1,875	—		Cdn. $11.10	December 18, 2009
	1,875	625	(13)	Cdn. $13.20	December 18, 2009
	8,333	8,333	(14)	Cdn. $13.62	December 18, 2009
	—	4,166	(15)	Cdn. $8.04	December 18, 2009

(1)	This stock option fully vests on August 29, 2009, and vests at a rate of 1/3 annually on the anniversary of grant.

(2)	This stock option fully vests on May 3, 2015, and vests at a rate of 1/4 annually on the anniversary of grant.

(3)	This stock option fully vests on January 20, 2008, and vests at a rate of 1/4 annually on the anniversary of grant.

(4)	This stock option fully vests on May 24, 2009, and vests at a rate of 1/4 annually on the anniversary of grant.

(5)	This stock option fully vests on July 28, 2008, and vests at a rate of 1/4 every 6 months from the anniversary of grant.

(6)	This stock option fully vests on October 10, 2010, and vests at a rate of 1/4 annually on the anniversary of grant.

(7)	This stock option fully vests on May 3, 2015, and vests at a rate of 1/4 annually on the anniversary of grant.

(8)	This stock option fully vests on November 07, 2010, and vests at a rate of 1/4 annually on the anniversary of grant.

(9)	This stock option fully vests on May 3, 2015, and vests at a rate of 1/4 annually on the anniversary of grant.

(10)	This stock option fully vests on January 20, 2008, and vests at a rate of 1/4 annually on the anniversary of grant.

(11)	This stock option fully vests on May 24, 2009, and vests at a rate of 1/4 annually on the anniversary of grant.

(12)	This stock option fully vests on May 3, 2015, and vests at a rate of 1/4 annually on the anniversary of grant.

(13)	This stock option fully vested on January 20, 2008.

(14)	This stock option will continue to vest and be exerciseable to December 18, 2008 (3/4 of the common stock underlying this stock option will have vested on May 24, 2008, the third anniversary of grant).

(15)	This stock option will continue to vest and be exerciseable to December 18, 2008 (1/4 of the common stock underlying this stock option will vest on May 3, 2008, the first anniversary of grant).
Employment Agreements and Offer Letters
     Unless stated otherwise, all compensation data in the section below is expressed in U.S. dollars. Other than our chief executive officer and chief scientific officer, all of the named executive officers receive their cash compensation denominated in Canadian dollars. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2007, or U.S. $1.00: Cdn. $1.0740 when translating 2007 cash compensation and when translating 2007 stock compensation under SFAS 123(R), we used an exchange rate of U.S. $1.00: Cdn. $0.9881, the Bank of Canada daily noon exchange rate for December 31, 2007, the last trading day of 2007. The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.
     Employee Benefit Plans
     Our share option plan and restricted share unit plan provide for the acceleration of vesting of awards in connection with or following a change in control of the company. A “change in control” shall be deemed to have occurred if (i) our board of directors passes a resolution to the effect that, for purposes of the share option plan, a change in control has occurred or (ii) any person or any group of two or more persons acting jointly or in concert becomes the beneficial owner, directly or indirectly, or acquires the right to control or direct, twenty-five (25)% per cent or more of our outstanding voting securities or any successor entity in any manner, including without limitation as a result of a takeover bid or an amalgamation with any other corporation or any other business combination or reorganization. See “—Share Option Plan” and “—Restricted Share Unit Plan” below.
     Robert L. Kirkman
     On September 5, 2006, we entered into an offer letter with Robert L. Kirkman, M.D., our president and chief executive officer. In consideration for his services, Dr. Kirkman is entitled to receive a base salary of $320,000 per year, subject to increases as may be approved by our board of directors. Dr. Kirkman is also entitled to receive a performance bonus of up to 50% of his base salary at target based on his achievement of predetermined objectives. In addition, our board of directors may award, in its sole discretion, Dr. Kirkman additional performance bonuses in recognition of his performance. On February 28, 2008, Dr. Kirkman received a performance bonus of $116,000.
     In accordance with the offer letter of August 28, 2006, our board of directors granted Dr. Kirkman an option to purchase 450,000 shares of our common stock at a price of Cdn. $7.38 per share. As a result of the ProlX acquisition, which we completed in October 2006, and the financing we completed in December 2006, on May 3, 2007, our board of directors granted Dr. Kirkman an additional option to purchase 137,537 shares of our common stock on May 3, 2007 at an exercise price of Cdn. $8.04, in connection with the terms of his offer letter, under which he was eligible to receive an additional option award to purchase a number of shares equal to 3% of any shares issued during his first year of employment with us and 100% of these shares will vest if there is a change of control transaction.

     In addition to the stock option vesting acceleration, Dr. Kirkman will receive the following benefits if we undergo a change of control transaction or if he is terminated without cause:
•	lump sum payment of one year base salary, less required withholding; and

•	lump sum payment of bonus at the target level for one year following the termination, less required withholding.
     Edward Taylor
     We are parties to an offer letter dated May 3, 1995 with Edward Taylor, currently our chief financial officer, vice president finance and administration and corporate secretary. Under the offer letter, Mr. Taylor’s employment does not have a specified term. We initially agreed to pay Mr. Taylor a base salary of $88,161, which had increased to $240,233 in 2007.
     Lynn Kirkpatrick
     We are parties to an offer letter dated October 30, 2006 with Lynn Kirkpatrick, currently our chief scientific officer. Under the offer letter, Dr. Kirkpatrick’s employment does not have a specified term. We initially agreed to pay Dr. Kirkpatrick a base salary of $250,000, which was not increased in 2007. Pursuant to the offer letter, our board of directors granted Dr. Kirkpatrick an option to purchase 12,500 shares of our common stock.
     In addition, Dr. Kirkpatrick’s offer letter specifies a lump sum payment of two year’s base pay less any base pay paid to the termination date if employment is severed prior to October 30, 2008 for reasons other than cause as defined in her employment letter.
     R. Rao Koganty
     We are parties to an offer letter dated December 16, 1985 with Dr. Koganty, currently our vice president and general manager, synthetic biologics business unit. At the time we entered the offer letter, Dr. Koganty served as senior scientist in our chemistry group. Under the offer letter, Dr. Koganty’s employment does not have a specified term. We initially agreed to pay Dr. Koganty a base salary of $35,261, which had increased to $141,527 in 2007.
     The remaining named executive officer Marilyn E. Olson was not employed by us as at December 31, 2007.
Potential Payments on Termination or Change in Control
     We have also entered into severance agreements with Mr. Taylor, Ms. Olson and Dr. Koganty. In addition, pursuant to the offer letter described in “—Employment Agreements and Offer Letter — Robert L. Kirkman”, above, our chief executive officer is entitled to certain payments in connection with change of control transactions. Dr. Kirkpatrick is also entitled to certain payments for termination other than for cause. The tables below describe the payments and benefits our named executive officers would be entitled to receive assuming that their employment was terminated on December 31, 2007.
     Chief Executive Officer

	Change of Control			Termination Other Than For Cause (3)
	Equity		Insurance	Equity		Insurance
Name	Acceleration (1)	Salary (2)	Benefits	Acceleration (1)	Salary (2)	Benefits
Robert L. Kirkman	$—	$480,000	—	$—	$480,000	—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2007, assuming a stock price of $2.23 the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Dr. Kirkman’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.

(2)	The amount shown in this column is equal to Dr. Kirkman’s base salary for 2007 plus 100% of his eligible bonus if he were to perform at target.

(3)	For purposes of Dr. Kirkman’s offer letter, “cause” includes, among other things (i) willful engaging in illegal conduct or gross misconduct which is injurious to us, (ii) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (iii) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (iv) material breach of any of our written policies, or (v) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
     Edward Taylor
     Pursuant to the severance agreement that we entered into with Mr. Taylor on July 6, 1998, as amended by our share option plan with respect to continued vesting, we are required to pay Mr. Taylor the following amounts upon a termination without cause or if there is a constructive termination, to be paid in equal installments over 18 months:
•	one and one half times his base salary;

•	an amount equal to the annual bonus earned in the preceding year;

•	an additional 20% of his base salary in lieu of other benefits; and

•	shares subject to outstanding stock options will continue to vest for two years after the date of termination.
     In addition, if Mr. Taylor’s employment is terminated or he ceases to be chief financial officer/vice president, finance and administration within two years of a change of control, or if Mr. Taylor voluntarily resigns within one year of a change of control because he is unable to effectively discharge the duties of the position he occupied immediately prior to the change of control, then we will be required to pay him the following amounts in equal installments over 24 months:
•	two times his base salary;

•	an amount equal to the annual bonus earned in the preceding year; and

•	an additional 20% of his base salary in lieu of other benefits.
     Assuming Mr. Taylor’s employment terminated without cause on December 31, 2007, by virtue of the agreements described above, he would be entitled to benefits with the value set forth in the table below:

	Termination After a Change of Control (1)			Termination Outside a Change of Control (2)
	Equity		Insurance	Equity		Insurance
Name	Acceleration (3)	Salary (4)	Benefits	Acceleration (5)	Salary (6)	Benefits
Edward Taylor	$—	$655,827	—	$—	$525,273	—

(1)	Includes involuntary termination within two years of a change of control, or a voluntary termination within one year of the change of control because Mr. Taylor is unable to effectively discharge the duties of the position he occupied immediately prior to the change of control.

(2)	Includes involuntary termination, other than for cause, or voluntary termination due to a demotion resulting in constructive dismissal.

(3)	Under the terms of our share option plan, upon a change of control of our company, all outstanding options will immediately vest and become exercisable. See “—Employment Agreements and Offer Letters—Employee Benefit Plans.” The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Taylor on December 31, 2007 that would vest if we had a change of control on December 31, 2007, assuming a stock price of $2.23, the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Mr. Taylor’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.

(4)	The amount shown in this column is two times Mr. Taylor’s base salary for 2007, plus an amount equal to the annual bonus earned with respect to the preceding year, plus an additional 20% of his base salary in lieu of benefits.

(5)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Taylor on December 31, 2007 that would continue to vest for two years after his termination date, assuming a stock price of $2.23, the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Mr. Taylor’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.

(6)	The amount shown in this column is one and one half times Mr. Taylor’s base salary for 2007, plus an amount equal to the annual bonus earned with respect to the preceding year, plus an additional 20% of his base salary in lieu of other benefits.
     The payments described above for Mr. Taylor are based upon his agreement to (1) not become engaged or employed by one of our competitors, and (2) not recruit any of our employees for a period of two years form the date of termination.
     Lynn Kirkpatrick
     Dr. Kirkpatrick’s offer letter specifies a lump sum payment of two year’s base pay less any base pay paid to the termination date if employment is severed prior to October 30, 2008 for reasons other than cause as defined in her employment letter.
     Assuming Dr. Kirkpatrick’s employment terminated without cause on December 31, 2007, by virtue of the agreements described above, she would be entitled to benefits with the value set forth in the table below:

	Termination After a Change of Control			Termination Outside a Change of Control
	Equity			Equity
	Acceleration		Insurance	Acceleration		Insurance
Name	(1)	Salary (2)	Benefits	(1)	Salary (2)	Benefits
D. Lynn Kirkpatrick	$—	$208,333	—	$—	$208,333	—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2007, assuming a stock price of $2.23, the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Dr. Kirkpatrick’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.

(2)	The amount shown in this column is two times Dr. Kirkpatrick’s base salary for 2007 less any base salary earned in the two year period from hire.

     The payments described above for Dr. Kirkpatrick are based upon her agreement to (1) not become engaged or employed by one of our competitors, and (2) not recruit any of our employees for a period of two years form the date of termination .
     R. Rao Koganty
     The severance agreement that we entered into with Dr. Koganty on March 21, 2006, as amended by our share option plan with respect to continued vesting, requires us to pay him the following amounts upon a termination without cause or if there is a constructive termination, to be paid in equal installments over 18 months:
•	one and one half times his base salary;

•	an amount equal to the annual bonus earned in the preceding year;

•	an additional 20% of his base salary in lieu of other benefits; and

•	shares subject to outstanding stock options will continue to vest for two years after the date of termination.
     In addition, if Dr. Koganty’s employment is terminated or he ceases to be vice president and general manager, synthetic biologics business unit (or a comparable position) within two years of a change of control, or if Dr. Koganty voluntarily resigns within one year of a change of control because he was unable to effectively discharge the duties of the position he occupied immediately prior to the change of control, then we will be required to pay him the following amounts in equal installments over 18 months:
•	one and one half times his base salary;

•	an amount equal to the annual bonus earned in the preceding year; and

•	an additional 20% of his base salary in lieu of other benefits.
     Assuming Dr. Koganty’s employment terminated without cause on December 31, 2007, by virtue of the agreements described above, he would be entitled to benefits with the value set forth in the table below:

	Termination After a Change of Control (1)			Termination Outside a Change of Control (2)
	Equity		Insurance	Equity		Insurance
Name	Acceleration (3)	Salary (4)	Benefits	Acceleration (5)	Salary (4)	Benefits
R. Rao Koganty	—	$296,660	—	$—	$296,660	—

(1)	Includes involuntary termination, other than for cause, within two years of a change of control, or a voluntary termination within one year of the change of control because Dr. Koganty is unable to effectively discharge the duties of the position he occupied immediately prior to the change of control.

(2)	Includes involuntary termination, other than for cause, or voluntary termination due to a demotion resulting in constructive dismissal.

(3)	Under the terms of our share option plan all outstanding options vest immediately and become fully exercisable upon a change of control. See “—Employment Agreements and Offer Letters—Employee Benefit Plans.” The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Koganty on December 31, 2007 that would vest if we had a change of control on December 31, 2007, assuming a stock price of $2.23, the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Dr. Koganty’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.

(4)	The amount shown in this column is one and one half times Dr. Koganty’s base salary for 2007, plus an amount equal to the annual bonus earned in the preceding year, plus an additional 20% of his base salary in lieu of other benefits.

(5)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Koganty on December 31, 2007 that would continue to vest for two years after his termination date, assuming a stock price of $2.23, the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007. Because the exercise price of all of Dr. Koganty’s options were greater than the market price on December 31, 2007, the value of the accelerated options would be zero.
     The payments described above for Dr. Koganty are based upon his agreement to (1) not become engaged or employed by one of our competitors, and (2) not recruit any of our employees for a period of two years form the date of termination.
Share Option Plan
     Our board of directors adopted our share option plan on December 9, 1992 and our stockholders approved it on May 26, 1993. Our share option plan was amended and restated as of May 3, 2007. Unless further amended by our stockholder, our share option plan will terminate on May 3, 2017. Our share option plan provides for the grant of nonstatutory stock options to selected employees, directors and persons or companies engaged to provide ongoing management or consulting services for us, or any entity controlled by us. The employees, directors and consultants who have been selected to participate in our share option plan are referred to below as “participants.”
     Share Reserve
     The total number of shares of common stock issuable pursuant to options granted under our share option plan shall, at any time be 10% of our issued and outstanding shares of common stock. We had reserved a total of 1,948,588 shares of our common stock for issuance pursuant to our share option plan as of December 31, 2007. As of December 31, 2007, options to purchase 1,315,036 shares of our common stock were outstanding and 633,552 shares of our common stock were available for future grant under our share option plan.
     Administration
     The compensation committee of our board of directors administers our share option plan. Under our share option plan, the plan administrator has the power, subject to certain enumerated restrictions in our share option plan, to determine the terms of the awards, including the employees, directors and consultants who will receive awards, the exercise price of the award, the number of shares subject to each award, the vesting schedule and exercisability of each award and the form of consideration payable upon exercise.
     Share Options
     The exercise price of the shares subject to options granted under our share option plan shall be determined by our board of directors but shall not be less than the fair market value of the shares. Until April 3, 2008, for purposes of our share option plan, the fair market value meant the closing price of our common stock as reported by the Toronto Stock Exchange on the day preceding the day on which the option is granted. If no trade of shares of our common stock was reported on the Toronto Stock Exchange that day, then the fair market value was not less than the mean of the bid and ask quotations for our common on the Toronto Stock Exchange at the close of business on such preceding day. On April 3, 2008, our board of directors amended our option plan to provide that options granted pursuant to the plan be priced at the closing price of our shares of common stock on the NASDAQ Global Market on the day of the option grant.

     Termination of Service Provider Relationship
     Upon the termination without cause of a participant’s employment or service with us (or any of our subsidiaries), other than a termination due to death or retirement (as such terms are defined in our share option plan), the participant’s option will continue to vest and may be exercised at any time up to and including, but not after, the date which is 180 days after the date of the termination or the date prior to the close of the business on the expiry date of the option, whichever is the earlier. If termination is for cause, the option will immediately terminate in its entirety. An option may never be exercised after the expiration of its term.
     For our president or any of our vice presidents, in the event of a termination of the participant’s service or employment with us (or any of our subsidiaries) without cause, any option granted to the participant will continue to vest and may be exercised at any time up to and including, but not after, the date which is the second anniversary of the date of his or her termination or the date before the close of business on the expiry date of his or her option, whichever is the earlier.
     In the event of the retirement, as such term is defined in our share option plan, of the participant while in the employment of us (or any of our subsidiaries), any option granted to the participant will continue to vest and may be exercised by the participant in accordance with the terms of the option at any time up to and including, but not after, the expiry date of the option.
     In the event of the death of the participant while in the employment or service of us (or any of our subsidiaries), the option will continue to vest and may be exercised by a legal representative of the participant at any time up to and including, but not after, the date which is 180 days after the date of the death of the optionee or before the close of business on the expiry date of the option, whichever is earlier.
     Effect of a Change in Control
     Our share option plan provides that, if a change in control occurs, as such term is defined in our share option plan, including our merger with or into another corporation or the sale of all or substantially all of our assets, or if there is an offer to purchase, a solicitation of an offer to sell, or an acceptance of an offer to sell our shares of common stock made to all or substantially all of the holders of shares of common stock, a participant, who at the time of the change of control is an employee, director or service provider, shall have the right to immediately exercise his or her option as to all shares of common stock subject to such option, including as to those shares of common stock with respect to which such option cannot be exercised immediately prior to the occurrence of the change of control, and the participant shall have 90 days from the date of the change of control to exercise his or her option (unless the option expires prior to such date).
     Transferability
     Unless otherwise determined by the plan administrator, our share option plan generally does not allow for the sale or transfer of awards under our share option plan other than by will or the laws of descent and distribution, and may be exercised only during the lifetime of the participant and only by that participant.
     Additional Provisions
     Our board of directors has the authority to amend (subject to stockholder approval in some circumstances) or discontinue our share option plan, so long as that action does not materially and adversely affect any option rights granted to a participant without the written consent of that participant.

     During the period January 1 to December 31, 2007, options to purchase 246,266 shares of common stock were granted under our share option plan at exercise prices between Cdn.$6.72 and Cdn.$8.04 per share.
Restricted Share Unit Plan
     Our board of directors adopted our restricted share unit plan on May 18, 2005 and our stockholders approved it on May 18, 2005. Our restricted share unit plan was amended May 3, 2007. Our restricted share unit plan provides for the grant of restricted share units to non-employee members of our board of directors. The directors who receive restricted share units under our restricted share unit plan are referred to below as participants.
     Share Reserve
     We have reserved a total of 166,666 of our shares of common stock for issuance pursuant to our restricted share unit plan. As of December 31, 2007, grants covering 86,092 shares of our common stock were outstanding, 77,408 shares of our common stock were available for future grant under our restricted share unit plan and 3,166 shares had been issued upon conversion of RSUs.
     Administration
     The compensation committee of our board of directors administers our restricted share unit plan. Under our restricted share unit plan, the plan administrator has the power, subject to certain enumerated restrictions in our restricted share unit plan, to determine the terms of the grants, including the directors who will receive grants, the grant period (as such term is defined in our restricted share unit plan) of any awards, and any applicable vesting terms in order for the restricted share units to be issued, and such other terms and conditions as the board of directors deems appropriate.
     Each grant of restricted share units will be evidenced by a written notice, which we call the notice of grant, with such notice, in connection with our restricted share unit plan, governing the terms and conditions of the grant. Each notice of grant will state the number of restricted share units granted to the participant and state that each restricted share unit, subject to and accordance with the terms of our restricted share unit plan, will entitle the participant to receive one share of our common stock in settlement of a restricted share unit granted pursuant to our restricted share unit plan.
     Right to Restricted Share Units in the event of Death, Retirement, or Resignation
     In the event of the death of a participant while a director of us, and with respect to each grant of restricted share units for which the grant period has not ended and for which the restricted share units have not been otherwise issued prior to the date of death, all unvested restricted share units will immediately vest and the shares of our common stock subject to such restricted share units will be issued by the later of the end of the calendar year of the date of death, or by the 15th day of the third calendar month following the participant’s date of death.
     In the event the participant’s service as a director terminates for any reason other than death, and provided such participant is not a specified employee (as such term is defined in our restricted share unit plan) on the date of his or termination, with respect to the restricted share units as to which the release date (as such term is defined in our restricted share unit plan) has not occurred, and for which shares of our common stock have not been issued, the participant will receive such shares as if the grant period had ended and such shares will be issued by the later of the end of the calendar year of the date of termination or by the 15th day of the third calendar month following the date of the termination. If the participant is a specified employee on the date of his or her termination, and if such termination is for any reason other than death, with respect to the restricted share units as to which the release date has not occurred, and for which shares of our common stock have not been issued, the participant will receive such shares as if the grant period had ended and such shares will be delivered by the 30th day of the date following the date which is six months following the participant’s date of termination.
     Effect of a Change in Control
     In the event of a change in control (as such term is defined in our restricted share unit plan), with respect to all grants of restricted share units that are outstanding as of the date of such change in control, all unvested restricted share units will immediately vest and each participant who has received any such grants will be entitled to receive, on the date that is ten business days following the change in control date, an amount in full settlement of each restricted share unit covered by the grant. Such amount will be either one share of our common stock for each restricted share unit, or if so specified in a written election by the participant, a cash payment equal to the special value (as such term is defined in our restricted share unit plan) for each covered restricted share unit.
     Transferability
     The rights or interests of a participant under our restricted share unit plan will not be assignable or transferable, other than by will or the laws governing the devolution of property in the event of death and such rights or interests will not be encumbered.
     Additional Provisions
     Our board of directors has the authority to amend (subject to stockholder approval in some circumstances), suspend or terminate our restricted share unit plan in whole or in part from time to time.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 31, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Stock		Preference Stock
	Beneficially Owned		Beneficially Owned		Percent of
	Number of	Percent of	Number of	Percent of	Combined
Name of Beneficial Owner (1)	Shares (2)	Class (3)	Shares	Class (4)	Classes (5)
5% Stockholders:
Garth Powis (6)(15)	813,633	4.18%	—	*	4.18%
University of Alberta (7)	—	*	12,500	100%	*

Directors and Executive Officers:
S. Robert Blair (8)	3,999	*	—	*	*
Christopher S. Henney (9)	44,601	*	—	*	*

	Common Stock		Preference Stock
	Beneficially Owned		Beneficially Owned		Percent of
	Number of	Percent of	Number of	Percent of	Combined
Name of Beneficial Owner (1)	Shares (2)	Class (3)	Shares	Class (4)	Classes (5)
Richard L. Jackson (10)	9,632	*	—	*	*
W. Vickery Stoughton (11)	19,633	*	—	*	*
Michael C. Welsh (12)	15,343	*	—	*	*
Robert L. Kirkman (13)	192,717	*	—	*	*
Lynn Kirkpatrick (14)(15)	805,447	4.13%	—	*	4.13%
R. Rao Koganty (16)	28,755	*	—	*	*
Edward A. Taylor (17)	81,013	*	—	*	*
Marilyn Olson (18)	21,456	*	—	*	*
All directors and executive officers as a group (10 persons) (19)	1,222,326	6.16%	—	*	6.15%

*	Represents less than 1% of class or combined classes.

(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Oncothyreon Inc., 110 — 110th Avenue NE, Suite 685, Bellevue, Washington 98004. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)	Options and warrants exercisable within 60 days of the record date are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based on 19,485,889 shares of common stock issued and outstanding as of March 31, 2008.

(4)	Based on 12,500 shares of Class UA preferred stock issued and outstanding as of March 31, 2008.

(5)	Based on 19,498,389 shares of common stock and Class UA preferred stock issued and outstanding as of March 31, 2008.

(6)	The business address for Garth Powis is MD Anderson Cancer Center, 1400 Holcombe Blvd., FC6. 3044, Unit 422, Houston, Texas 77030.

(7)	The business address for the University of Alberta is 222, 8625 — 112 Street, Edmonton, Alberta T6G 2E1.

(8)	Includes 833 shares of common stock that Dr. Blair has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(9)	Includes 19,601 shares of common stock that Dr. Henney has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(10)	Includes 9,362 shares of common stock that Dr. Jackson has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(11)	Includes 15,467 shares of common stock that Mr. Stoughton has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(12)	Includes 14,727 shares of common stock that Mr. Welsh has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(13)	Includes 184,384 shares of common stock that Dr. Kirkman has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(14)	Includes 5,208 shares of common stock that Dr. Kirkpatrick has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(15)	Lynn Kirkpatrick and Garth Powis are husband and wife. In accordance with Rule 13d-5(b)(l) under the Exchange Act and by virtue of their relationship, Dr. Kirkpatrick and Dr. Powis may be deemed to be part of a “group” for purposes of Section 13(d)(3) of the Exchange Act. Dr. Kirkpatrick and Dr. Powis disclaim that they are part of a “group” by virtue of the relationship described herein, and each disclaims beneficial ownership of all securities of Oncothyreon held by the other, except to the extent of his or her pecuniary interest therein.

(16)	Includes 26,248 shares of common stock that Dr. Koganty has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(17)	Includes 69,997 shares of common stock that Mr. Taylor has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(18)	Includes 19,790 shares of common stock that Ms. Olson has the right to acquire under outstanding options exercisable within 60 days after March 31, 2008.

(19)	Includes 365,617 shares of common stock that can be acquired under outstanding options exercisable within 60 days after March 31, 2008.
     The following table sets forth the securities authorized for issuance under Oncothyreon’s equity compensation plan.
Equity Compensation Plan Information as of December 31, 2007

Number of
securities
remaining
available for future
	Number of		issuance under
	securities to be	Weighted average	equity
	issued upon	exercise price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding	options and rights	securities reflected
Plan Category	options and rights	(Cdn. $)	in column (1))
Equity compensation plans approved by security holders:
Share option plan	1,315,036	$13.99	633,533
RSU plan	86,092	$8.61	163,500

Equity compensation plans not approved by security holders	—	N.A.	—
Total	1,401,128	13.66	797,033

(1)	All of these are available for grants of restricted stock, restricted stock units and other full-value awards, as well as for grants of stock options and stock appreciation rights.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
     In addition to the arrangements described below, we have also entered into the arrangements which are described where required in “Item 12—Executive Compensation—Employment Agreements and Offer Letters” and “—Potential Payments in Termination or Change in Control” above.
     Approval of Related Party Transactions
     We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described below were entered into prior to the adoption of this policy.
     Acquisition of ProlX Pharmaceuticals Corporation
     On October 30, 2006, we completed the acquisition of ProlX in connection with which we hired Dr. Lynn Kirkpatrick, the chief executive officer and president of ProlX, to be our chief scientific officer. Dr. Kirkpatrick continues to serve as our chief scientific officer. Under the terms of the merger agreement with ProlX, we paid the ProlX stockholders $3.0 million in cash and an aggregate of 17,877,777 shares of common stock of Biomira (which were exchanged for an aggregate of 2,979,629 shares of our common stock in connection with the transaction pursuant to which we became the successor corporation to Biomira).
     In addition, and subject to applicable regulatory requirements, we may make up to three future payments to former ProlX stockholders, including Dr. Kirkpatrick, based on the achievement of specified milestones. We are obligated to issue shares of our common stock with a fair market value equal to $5.0 million at the time of issuance to former stockholders of ProlX upon the initiation of the first phase 3 clinical trial of a ProlX product. We are further obligated to issue shares of our common stock with a fair market value equal to $10.0 million at the time of issuance upon regulatory approval of a ProlX product in a major market. For purposes of determining the number of our shares issuable in connection with these milestones, if any, we will use the average closing sale price of our common stock as reported on the NASDAQ Global Market for the ten consecutive trading days ending three trading days immediately preceding the date of issuance. As described under the caption “—Registration Rights,” we have agreed to provide registration rights under the Securities Act of 1933, as amended, with respect to these shares. Finally, under certain circumstances, ProlX stockholders may also receive a 50% share of revenue from any potential collaboration agreement for a ProlX product in a specified non-oncology indication executed no later than two years after the closing date of the acquisition.
     Of the total consideration paid at closing, Dr. Kirkpatrick and her husband, Dr. Garth Powis, who was also a ProlX stockholder, were entitled to receive 4,801,438 and 4,881,798 shares of common stock of Biomira, respectively (which were exchanged for 800,239 and 813,633 shares of our common stock, respectively, in connection with the transaction pursuant to which we became the successor corporation to Biomira). In addition, Dr. Kirkpatrick and Dr. Powis received cash payments of $800,783 and $814,594 respectively. If any future payments are made, Dr. Kirkpatrick and Dr. Powis will receive approximately 26.86% and 27.31% of such payments, respectively, based on their prior ownership interest in ProlX.
     Registration Rights
     Subject to applicable regulatory requirements, we are required to use commercially reasonable efforts to file a resale registration statement with respect to the shares of our common stock issued in connection with the achievement of each milestone described in “—Acquisition of ProlX” above within thirty (30) business days following the date of issuance of such shares and use commercially reasonable efforts to have such registration statement declared effective as promptly as practicable following the filing. This obligation is subject to our ability to postpone the filing or effectiveness of the registration statement for a period of 60 days if we believe disclosure of the information in the registration statement would be materially detrimental to us.
     Indebtedness of Directors and Officers
     No current or former directors, executive officers or employees of our or any of our subsidiaries is indebted to us, or any our subsidiaries, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us, or any of our subsidiaries.
     None of our directors, executive officers, or associates of any of them, is, or, at any time since the beginning of the most recently completed financial year has been, indebted to us or any of our subsidiaries, to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us or any of our subsidiaries, or pursuant to any stock purchase program or any other program.
     Agreement with Former Chief Executive Officer
     Our former chief executive officer, Dr. T. Alexander McPherson retired from his position as president and chief executive officer in May 2006. In connection with his retirement, we paid Dr. McPherson a retiring lump sum bonus payment of $44,949. Effective July 1, 2006, we entered into a consulting agreement with Dr. McPherson pursuant to which we agreed to pay Dr. McPherson an amount equal to $491,732 to be paid over a 24-month period, in exchange for certain advisory services.
Determinations Regarding Director Independence
     The board of directors has determined that each of our current directors, except Dr. Kirkman, is an “independent director” as that term is defined in NASDAQ Marketplace Rule 4200(a)(15). The independent directors generally meet in executive session at each quarterly board of directors meeting.
     The board of directors has also determined that each member of the audit committee, the compensation committee, and the nominating and governance committee meets the independence standards applicable to those committees prescribed by the NASDAQ, the SEC, and the Internal Revenue Service.
     Finally, the board of directors has determined that W. Vickery Stoughton, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.
ITEM 14. Principal Accountant Fees and Services
Fees Billed to Us by Deloitte & Touche LLP during Fiscal 2007
     Audit Fees
     Fees and related expenses for the 2007 and 2006 audits by Deloitte & Touche LLP of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that are provided in connection with statutory and regulatory filings totaled $1,016,155 and $159,855, respectively.
     Audit-Related Fees
     For the years 2007 and 2006, Deloitte & Touche LLP billed us $22,601 and $15,631, respectively, for its services related to acquisitions, consultations on accounting issues, and other audit-related matters.
     Tax Fees
     For the years 2007 and 2006, Deloitte & Touche LLP billed us $828,072 and $93,948, respectively, for professional services related to preparation of our tax returns and tax consulting.

     All Other Fees
     For the years 2007 and 2006, Deloitte & Touche LLP billed us $10,621 and $9,947, respectively, for other services.
     Audit fees and tax fees increased in 2007 relative to 2006 primarily as a result of our reorganization as a U.S. company.
Policy on Audit Committee Pre-Approval of Fees
     In its pre-approval policy, the audit committee has authorized our chief executive officer or our chief financial officer to engage the services of Deloitte & Touche LLP with respect to the following services:
•	audit related services that our outside the scope of our annual audit and generally are (i) required on a project, recurring, or one-time basis, (ii) requested by one of our business partners (e.g., a review or audit of royalty payments), or (iii) needed by us to assess the impact of a proposed accounting standard;

•	audits of the annual statutory financial statements required by the non-U.S. governmental agencies for our overseas subsidiaries;

•	accounting services related to potential or actual acquisitions or investment transactions that if consummated would be reflected in our financial results or tax returns (this does not include any due diligence engagements, which must be pre-approved by the audit committee separately); and

•	other accounting and tax services, such as routine consultations on accounting and/or tax treatments for contemplated transactions.
     Notwithstanding this delegation of pre-approval authority, the audit committee is informed of all audit and non-related services performed by Deloitte & Touche LLP. On an annual basis prior to the completion of the audit, the audit committee will review a listing prepared by management of all proposed non-audit services to be performed by the external auditor for the upcoming fiscal year, such listing to include scope of activity and estimated budget amount. On an annual basis, prior to completion of the external audit, the audit committee will review a listing prepared by the external auditors of all non-audit services performed during the immediately preceding fiscal year. The audit committee, if satisfied with the appropriateness of the services, will provide ratification to all services prior to completion of the audit. If non-audit services are required subsequent to the annual pre-approval of services, management will seek approval of such services at the next regularly scheduled audit committee meeting. If such services are required prior to the next audit committee meeting, management will confer with the audit committee chairman regarding either conditional approval subject to full audit committee ratification or the necessity to reconvene a meeting. The audit committee has considered the non-audit services provided to us by Deloitte & Touche LLP and has determined that the provision of such services is compatible with Deloitte & Touche’s independence.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
     1. Financial Statements:
     The consolidated financial statements of the Company are contained in Item 8 of the annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.
     2. Financial Statement Schedules:
     All financial statement schedules have been omitted because the required information is either included in the financial statements or notes thereto, or is not applicable.
     3. Exhibits:
     The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits:
     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description
21.1	Subsidiaries of Oncothyreon Inc.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/s/ ROBERT L. KIRKMAN Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2008

/s/ EDWARD A. TAYLOR Edward A. Taylor	Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)	April 7, 2008

/s/ CHRISTOPHER S. HENNEY Christopher S. Henney	Chairman and Director	April 7, 2008

/s/ MICHAEL C. WELSH Michael C. Welsh	Director	April 7, 2008

/s/ RICHARD L. JACKSON Richard L. Jackson	Director	April 7, 2008

/s/ ROBERT BLAIR Robert Blair	Director	April 7, 2008

/s/ W. VICKERY STOUGHTON W. Vickery Stoughton	Director	April 7, 2008