Form 10-K/A
period 2007-12-31
Oncothyreon Inc.
filed 2008-04-24
CIK 1412067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0868560 (I.R.S. Employer Identification Number)

110 — 110th Avenue NE, Suite 685 Bellevue, Washington (Address of principal executive offices)	98004 (Zip Code)
Registrant’s telephone number, including area code: (425) 450-0370
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $120 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
     There were 19,485,889 shares of the Registrant’s common stock, $0.0001 par value, outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ONCOTHYREON INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE
     This Amendment No. 2 to our annual report on Form 10-K (filed with the Securities and Exchange Commission on March 17, 2008) is being filed to correct certain information required by Part III of Form 10-K, which information was previously included in Amendment No. 1 to the Form 10-K. Such information will also be included in our definitive proxy statement to be filed with the Securities and Exchange Commission on or about April 29, 2008.
     Except for the specific information included herein, this Amendment No. 2 does not modify, amend or update in anyway the financial statements or any other items or disclosures contained in our annual report on Form 10-K (which continues to speak as of the date the filing thereof), as amended.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The “Fiscal Year 2007 Director Compensation” table is amended in its entirety to read as follows:
Fiscal Year 2007 Director Compensation
     The following table sets forth compensation information for our directors for the year ended December 31, 2007. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2007. All compensation numbers are expressed in U.S. dollars. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2007, or U.S. $1.00: Cdn. $1.0740 when translating (a) 2007 cash compensation and (b) 2007 stock compensation under SFAS 123(R). The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.

	Fees earned or Paid	Stock Awards	Option Awards	All Other
Name	in Cash ($)	($)(1)(8)	($)(1)(8)(9)	Compensation ($)	Total ($)
Christopher S. Henney (2)	75,000	7,408	79,944	—	162,352
Michael C. Welsh (3)	26,071	7,408	9,609	—	43,088
Richard L. Jackson (4)	28,000	7,408	2,161	—	37,569
S. Robert Blair (5)	23,277	7,408	5,497	—	36,182
W. Vickery Stoughton (6)	35,000	7,408	6,872	—	49,280
Eric E. Baker (7)	1,940	7,408	—	—	9,348

(1)	Amounts in these columns represent the aggregate expense recognized for financial statement reporting purposes in 2007 with respect to restricted stock units (“RSUs”), and options granted to our directors, calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, (“SFAS 123(R)”) without regard to estimated forfeitures. See Note 14 of Notes to Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K for a discussion of assumptions made in determining these values.

(2)	On May 7, 2007, Dr. Henney was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(3)	On May 7, 2007, Mr. Welsh was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(4)	On May 7, 2007, Dr. Jackson was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(5)	On May 7, 2007, Dr. Blair was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(6)	On May 7, 2007, Mr. Stoughton was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(7)	On May 7, 2007, Mr. Baker was granted 989 RSUs. The grant date fair value of such RSU, computed in accordance with SFAS 123(R) was $7,408.

(8)	As of December 31, 2007, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (53,602 options, 56,543 RSUs); Dr. Blair (3,333 options, 3,377 RSUs); Dr. Jackson (9,362 options, 6,543 RSUs); Mr. Stoughton (15,467 options, 6,543 RSUs); Mr. Welsh (14,727 options, 6,543 RSUs).

(9)	Each RSU may be converted into one share of our common stock at the end of the grant period, which has been five years for each of the RSUs we have granted.
ITEM 11. Executive Compensation
Footnotes 1 and 2 to “Summary Compensation Table — 2007 and 2006” are amended in their entirety to read as follows:

(1)	Other than our chief executive officer and chief scientific officer, all of the named executive officers receive their cash compensation denominated in Canadian dollars. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2006, or U.S. $1.00: Cdn. $1.1343 when translating cash compensation and when translating 2006 stock compensation under SFAS 123(R), we used an exchange rate of U.S. $1.00: Cdn. $1.1653, the Bank of Canada daily noon exchange rate for December 29, 2006, the last trading day of 2006. For currency translation purposes, we used the average of the Bank of Canada daily noon exchange rate for 2007, or U.S. $1.00: Cdn. $1.0740 when translating (a) 2007 cash compensation and when translating compensation earned under the 2007 Variable Pay Plan in 2007 and paid in 2008 and (b) 2007 stock compensation under SFAS 123(R). The Bank of Canada “noon exchange rate” is a benchmark rate established by the Bank of Canada.

(2)	Amounts represent the aggregate expense recognized for financial statement purposes, calculated in accordance with SFAS No. 123(R). See Note 14 of Notes to the Consolidated Financial Statements contained in our 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 for a discussion of assumptions made in determining the compensation expense of our stock options.
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

Signature	Title	Date

/s/ Robert L. Kirkman Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2008

/s/ Edward A. Taylor Edward A. Taylor	Chief Financial Officer and Vice President of Finance (Principal Accounting and Financial Officer)	April 24, 2008

/s/ Christopher S. Henney Christopher S. Henney	Chairman and Director	April 24, 2008

/s/ Michael C. Welsh Michael C. Welsh	Director	April 24, 2008

/s/ Richard L. Jackson Richard L. Jackson	Director	April 24, 2008

Robert Blair	Director	April 24, 2008

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	April 24, 2008