Form 10-Q
period 2008-03-31
Oncothyreon Inc.
filed 2008-05-09
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 - 110th Avenue NE, Suite 685
Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
(425) 450-0370
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   ☑     No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes   ☐     No   ☑
     As of May 6, 2008, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 19,492,432.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
          In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except Stock amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$5,885	$12,035
Short-term investments	10,566	12,151
Accounts receivable	2,741	2,024
Government grant receivable	210	552
Notes receivable	350	364
Prepaid expenses	400	528
Inventory (See Note 5)	6,395	5,069

	26,547	32,723
Plant and equipment	1,375	1,378
Goodwill	2,117	2,117

	$30,039	$36,218

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,980	$5,768
Current portion of capital lease obligations	100	104
Current portion of deferred revenue	5,894	5,801

	9,974	11,673
Capital lease obligations	40	66
Notes payable	199	199
Warrant liability (See Note 6)	—	64
Deferred revenue	12,555	12,167
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	29	30

	22,797	24,199

Contingencies, commitments, and guarantees (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,485,889 and 19,485,889 shares issued and outstanding	324,992	324,992
Warrants (See Note 6)	64	—
Additional paid-in capital	14,012	13,636
Accumulated deficit	(326,657)	(321,543)
Accumulated other comprehensive loss	(5,169)	(5,066)

	7,242	12,019

	$30,039	$36,218

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue
Contract research and development	$—	$99
Contract manufacturing	1,718	—
Licensing revenue from collaborative agreements	302	63
Licensing, royalties, and other revenue	—	9

	2,020	171

Expenses
Research and development (see Note 4)	2,308	2,972
Manufacturing	2,080	—
General and administrative	2,703	1,911
Marketing and business development	—	478
Depreciation	103	57
Investment and other income (See Note 8)	(60)	(305)
Change in fair value of warrant liability (See Note 6)	—	(266)

	7,134	4,847

Net loss	(5,114)	(4,676)
Other comprehensive loss	(103)	(1,227)

Comprehensive loss	$(5,217)	$(5,903)

Basic and diluted loss per share	$(0.26)	$(0.24)

Weighted average number of common shares outstanding	19,485,889	19,485,889

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(expressed in thousands of U.S. dollars, except number of common shares issued and outstanding)
(Unaudited)

						Accumulated
				Additional		Other
	Common Stock			Paid-in	Accumulated	Comprehensive
	Number	Amount	Warrants	Capital	Deficit	Loss
Balance at December 31, 2006	19,485,889	$324,992	$—	$11,955	$(301,203)	$(8,309)

Stock-based compensation	—	—	—	1,681	—	—

Net loss	—	—	—	—	(20,340)	—
Unrealized holding loss on available-for-sale-securities	—	—	—	—	—	(48)
Foreign currency translation adjustments	—	—	—	—	—	3,291

Other comprehensive income						3,243

Balance at December 31, 2007	19,485,889	$324,992	$—	$13,636	$(321,543)	$(5,066)

Stock-based compensation	—	—	—	376	—	—
Net loss	—	—	—	—	(5,114)	—
Warrants (Note 6)	—	—	64	—	—	—
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(103)

Other comprehensive loss						(103)

Balance at March 31, 2008	19,485,889	$324,992	$64	$14,012	$(326,657)	$(5,169)

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating
Net loss	$(5,114)	$(4,676)
Depreciation	103	57
Stock-based compensation expense	376	358
Change in fair value of warrant liability (See Note 6)	—	(266)
Gain on disposal of short-term investments	—	(44)
Proceeds from collaborative agreements	—	2,497
Deferred revenue	481	(63)
Net change in non-cash working capital balances from operations
Accounts receivable	(717)	793
Government grant receivable	342	—
Prepaid expenses	128	32
Inventory	(1,326)	(2,050)
Accounts payable and accrued liabilities	(1,501)	78

	(7,228)	(3,284)

Investing
Purchase of short-term investments	(10,397)	(8,416)
Redemption of short-term investments	11,879	9,561
Purchase of plant and equipment	(387)	(37)
Payment of accrued business acquisition cost	—	(236)

	1,095	872

Financing
Repayment of share issuance costs	—	(164)
Repayment of capital lease obligations	(30)	(12)

	(30)	(176)

Net cash outflow	(6,163)	(2,588)
Effect of exchange rate fluctuations on cash and cash equivalents	13	96

Decrease in cash and cash equivalents	(6,150)	(2,492)
Cash and cash equivalents, beginning of period	12,035	13,409

Cash and cash equivalents, end of period	$5,885	$10,917

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$2	$1
Amount of income taxes paid in the period	$—	$—

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
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
     Change in reporting entity
          On December 10, 2007, Oncothyreon became the successor corporation to Biomira Inc. (“Biomira”) by way of a plan of arrangement approved at special meeting of the Stockholders of Biomira held in Edmonton, Alberta, Canada on December 4, 2007 and approved by the Alberta Court of Queen’s Bench under Canadian law on December 5, 2007. Biomira was incorporated under the Canada Business Corporations Act in 1985.
          On December 11, 2007, Oncothyreon’s common stock began trading on the NASDAQ Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. Holders of common shares of the former Biomira received one-sixth of a share of common stock of Oncothyreon in exchange for each common share of Biomira, which had the effect of a 6 for 1 reverse stock split of the outstanding common shares. The holder of the 12,500 outstanding Biomira Class A preference shares received one share of Class UA Preferred Stock of Oncothyreon for each Biomira Class A preference share. The condensed consolidated financial statements have been prepared giving effect to the 6 for 1 reverse share exchange, including basic and diluted loss per share, for all periods presented.
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
          In accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Accounting for Business Combinations, the plan of arrangement represents a transaction among entities under common control. Assets and liabilities transferred between entities under common control are accounted for at historical cost. Accordingly, the assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon. In addition, these condensed consolidated financial statements reflect the historical accounts of Biomira up to December 10, 2007 with the exception of basic and diluted loss per share amounts, descriptions and amounts of all common stock, stock options, restricted share units and warrants and their corresponding exercise prices where applicable; which have been recast to reflect the 6 for 1 common share exchange effected by the plan of arrangement.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
          In these condensed consolidated financial statements, the reference to “Company” means Biomira for periods prior to December 10, 2007 and Oncothyreon for periods thereafter.
2. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements for the year ended December 31, 2007, except as disclosed in Note 3 below.
          Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three months ended March 31, 2008 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 filed on Form 10-K with the United States Securities and Exchange Commission.
          These condensed consolidated financial statements have been prepared using U.S. GAAP, which except as described in Note 12, conform, in all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”).
     Foreign currency translation
          Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which it operates as a result of the Company’s redomicile into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. As the Company’s reporting currency is also the U.S. dollar, the March 31, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS 52, Foreign Currency Translation, which provides that transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
3. ACCOUNTING POLICY CHANGES
     Accounting standards adopted in the current year
     Fair Value Measurements
          Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The adoption of SFAS 157 had no impact on the Company’s financial position or results of operations for the current or comparative periods presented.
     The Fair Value Option for Financial Assets and Financial Liabilities
          Effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The adoption of SFAS 159 had no impact on the Company’s financial position or results of operations for the current or comparative periods presented.
     Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities
          Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed and is to be applied prospectively for new contracts entered into on or after January 1, 2008. The adoption of EITF 07-3 did not result in a material impact on the Company’s financial position or results of operations.
     Accounting standards effective in future years
     Collaborative Arrangements
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

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact EITF 07-1 will have on its consolidated financial statements.
     Business Combinations
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.
     Noncontrolling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.
     Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued SFAS 161, Disclosure about Derivative Investments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company currently does not utilize derivative instruments and, therefore; does not expect that there will be any impact of SFAS 161 on its consolidated financial statements.
4. RESEARCH AND DEVELOPMENT COSTS
          Government grant funding of $284 (compared to $488 for the three months ended March 31, 2007) was credited against research and development costs during the three months ended March 31, 2008.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
5. INVENTORY

	March 31,	December 31,
	2008	2007
Raw material supplies	$1,958	$1,693
Work-in-process	4,217	2,454
Finished goods	220	922

	$6,395	$5,069

6. SHARE CAPITAL
     Warrants
          Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of these warrants are recognized in the consolidated statements of operations.
          As disclosed in Note 2, effective January 1, 2008 the Company changed its functional currency to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, the previously recognized liability represented by the fair value of the warrants as of December 31, 2007 of $64 was credited to stockholders’ equity in the accompanying condensed consolidated balance sheet effective January 1, 2008 and there is no further requirement under SFAS 133 to adjust the warrants to fair value through earnings at each reporting date.
     Stock transactions
     (a) Loss per Share
          For the three months ended March 31, 2008 and 2007, shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units, shares issuable upon the occurrence of certain contingencies pursuant to the terms of the May 2, 2001 Merck KGaA agreement, shares issuable upon the occurrence of certain contingencies pursuant to the agreement governing the October 30, 2006 ProlX acquisition, and purchase warrants issued in connection with the July 13, 2004 and September 26, 2006 offerings of equity securities, have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
     (b) Registration Statement
          On March 20, 2008, the Company filed a shelf registration statement on Form S-3 to issue up to $50,000 in common stock, preferred stock, debt securities, depositary shares, warrants, units and guarantees.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
7. STOCK-BASED COMPENSATION
     Stock Option Plan
          The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. The exercise price of each option equals the closing market value at the date immediately preceding the date of the grant in Canadian dollars as quoted on the Toronto Stock Exchange. In general, options issued under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of the initial grant.
          During the three months ended March 31, 2008, the Company granted 8,000 (2007 – 6,165) stock options. The options have an exercise price of $4.60 (2007 — $7.56), vest over four years and expire eight years from the grant date.
          The Company uses the Black-Scholes option pricing model to value the options at each grant date, under the following weighted average assumptions:

	Three months ended
	March 31,
	2008	2007
Weighted average grant-date fair value per stock option $CDN	$3.84	$6.18
Expected dividend rate	0%	0%
Expected volatility	109.34%	102.63%
Risk-free interest rate	3.09%	3.90%
Expected life of options in years	6.0	6.0
8. IMPACT OF FOREIGN CURRENCY TRANSLATION
          Included in investment and other income of $60 (2007 - $305) in the condensed consolidated statements of operations is a net foreign exchange loss of $146 (2007 - $22).
9. CONTINGENCIES, COMMITMENTS, AND GUARANTEES
     Royalties
          In connection with the issuance of the Class UA preferred stock, the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
          Pursuant to various license agreements, the Company is obligated to pay royalties based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology.
          In addition, commencing December 31, 2005, the Company is committed to minimum annual payments of $100 during the existence of a royalty term in exchange for a non exclusive worldwide royalty-bearing license of technology. Upon the achievement of certain milestones, additional payments will be triggered under the terms of the licensing agreement. These payments will be recognized as expense upon performance of obligations defined as milestones in the agreement.
     Guarantees
          The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the collaborative agreements.
          In the normal course of operations, the Company indemnifies counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities, changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification agreements and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
          Under the Agreement and Plan of Reorganization between Oncothyreon, Biomira Acquisition Corporation, ProlX and two of the principal stockholders of ProlX, the Company has indemnified the former ProlX stockholders against certain liabilities, including with respect to certain tax liabilities that may arise as a result of actions taken by the Company through 2011. The estimated maximum potential amount of future payments that could potentially result from hypothetical future claims is $15 million. The Company believes the risk of having to make any payments under this agreement to be remote and therefore no amounts have been recorded thereon.
10. FINANCIAL INSTRUMENTS
          Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, government grant receivable and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities, capital lease obligations, notes payable and Class UA preferred stock that require future cash outlays.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
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
     Interest rate risk
          The Company’s short-term investments are primarily comprised of fixed interest securities. The Company’s earnings from its short-term investments are exposed to interest rate risk since individual investments held within the portfolio re-price to market interest rates as they mature and new investments are purchased. A 100 basis points decline in interest rates, occurring January 1, 2008 and sustained throughout the period ended March 31, 2008, would result in a decline in investment income of approximately $200 for that same period.
     Foreign exchange risk
          The Company purchases goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. To manage its Canadian dollar exposure to foreign exchange risk, the Company has considered, but generally does not utilize, derivative instruments. The effect of exchange rate fluctuations may adversely affect our results in the future. A 10% strengthening of the Canadian dollar against the U.S. dollar, occurring January 1, 2008 and sustained throughout the period ended March 31, 2008, would result in an increase in expenses of approximately $320. This analysis assumes that all other variables, in particular interest rates, remain constant.
          At March 31, 2008, the Company has Canadian dollar denominated cash, cash equivalents, and short-term investments of $7,172 and therefore, the carrying value of cash, cash equivalents and short-term investments may also be impacted by exchange rate fluctuations. At March 31, 2008, a 10% strengthening of the Canadian dollar against the U.S. dollar would result in a decrease in net loss and an increase in other comprehensive income of approximately $231 and $387, respectively for the period ended March 31, 2008.
          During the periods presented, the Company did not enter into any derivative contracts to reduce its exposure to fluctuating foreign currency exchange rates. As there were no open foreign exchange forward or other derivative contracts at March 31, 2008 and December 31, 2007, no assets or liabilities with respect to such contracts have been recorded in the condensed consolidated balance sheets as at those dates.
     Short-term investments
          The fair values of short-term investments are based upon quoted market prices.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
     Accounts receivable, government grant receivable and accounts payable and accrued liabilities
          The carrying amounts of accounts receivable, government grant receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable
          The fair value of notes receivable are assumed to be equal to their carrying value as the interest rate charged approximates market.
     Capital lease obligations
          The estimated fair value of the capital lease obligations is based on the present value of expected future cash flows discounted using an estimate of the Company’s current borrowing rate.
     Notes payable
          The fair value of notes payable is assumed to be equal to their carrying value as the amounts that will be paid and the timing of the payments cannot be determined with any certainty.
     Limitations
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair values
          The estimated fair values of financial instruments are as follows:

	March 31, 2008		December 31, 2007
		Carrying		Carrying
	Fair Value	Amount	Fair Value	Amount
Assets
Cash and cash equivalents	$5,885	$5,885	$12,035	$12,035
Short-term investments	10,566	10,566	12,151	12,151
Accounts receivable	2,741	2,741	2,024	2,024
Government grant receivable	210	210	552	552
Notes receivable	350	350	364	364
Liabilities
Accounts payable and accrued liabilities	3,980	3,980	5,768	5,768
Capital lease obligations	147	140	177	170
Notes payable	199	199	199	199
Warrant liability	—	—	64	64

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
11. SEGMENTED INFORMATION
     The Company is engaged world wide primarily in the biotechnology health care industry in a single business segment—research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	Three months ended
	March 31,
	2008	2007
Revenue from operations in
Canada	$4	$13
United States	1,975	—
Barbados	28	141
Europe	13	17

	$2,020	$171

Depreciation
Canada	$73	$9
United States	30	48

	$103	$57

	March 31, 2008	December 31, 2007
Long-lived assets
Canada	$837	$833
United States	2,655	2,662

	$3,492	$3,495

     Long-lived assets consist of plant and equipment and goodwill.
     The Company derives significant revenue from certain customers. The number of customers that individually accounts for more than 10% of revenue and total revenue from transactions with those customers is as follows:

	Customers	Revenue
Three months ended March 31, 2007	1	$154
Three months ended March 31, 2008	1	$2,016

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
12. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA
These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP that differs in some respects from Canadian GAAP. The following adjustments and disclosures would be required in order to present these condensed consolidated financial statements in accordance with Canadian GAAP.

	Three months ended
	March 31,
	2008	2007
Consolidated statements of operations and other comprehensive income

Net loss — U.S. GAAP	$(5,114)	$(4,676)
Intangible assets (a), (c)	(783)	(679)
Future income taxes (a)	521	629
Acquired in-process research and development, net of future income taxes (b)	—	421
Change in fair value of warrants (c)	—	(266)

Net loss — Canadian GAAP	$(5,376)	$(4,571)

Weighted average number of common shares outstanding	19,485,889	19,485,889

Loss per common share
Basic and diluted loss per share — U.S. GAAP	$(0.26)	$(0.24)
Basic and diluted loss per share — Canadian GAAP	$(0.28)	$(0.23)

	Three months ended
	March 31,
	2008	2007
Other comprehensive loss — U.S. GAAP	$(103)	$(1,227)
Foreign currency translation adjustments	—	623

Other comprehensive loss — Canadian GAAP	$(103)	$(604)

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	March 31, 2008		December 31, 2007
	U.S. GAAP	Canadian GAAP	U.S. GAAP	Canadian GAAP
Consolidated balance sheets
Intangible assets (a), (b)	$—	$37,189	$—	$37,972
Future income taxes (a)	—	9,947	—	10,468
Warrant liability (c)	—	—	64	—
Share Capital (a), (c)	324,992	324,137	324,992	324,137
Additional paid-in capital (c)	14,012	21,979	13,636	21,603
Deficit (a), (b), (c)	(326,657)	(315,061)	(321,543)	(309,685)
Accumulated other comprehensive loss	(5,169)	(1,349)	(5,066)	(1,246)
Warrants (c)	64	4,778	—	4,778
Total Stockholders’ equity	7,242	34,484	12,019	39,587
The cumulative effect of these adjustments on consolidated stockholder’s equity is as follows:

	March 31,	December 31,
	2008	2007
Stockholders’ equity — U.S. GAAP	$7,242	$12,019
Intangible assets (a), (b)	37,189	37,972
Future income taxes (a)	(9,947)	(10,468)
Warrant liability reclassification (c)	—	64

Stockholders’ equity — Canadian GAAP	$34,484	$39,587

     The only effect of these differences on accumulated other comprehensive loss are foreign currency translation adjustments arising before the Company’s change in functional currency as follows:

	Three months ended
	March 31,
	2008	2007
Accumulated other comprehensive loss— U.S. GAAP	$(5,169)	$(8,281)
Foreign currency translation adjustments	3,820	(1,214)

Accumulated other comprehensive loss — Canadian GAAP	$(1,349)	$(9,495)

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Consolidated statements of cash flow — Canadian GAAP

Cash and cash equivalents, beginning of period	$12,035	$13,409
Cash used in operating activities (b)	(7,228)	(2,863)
Cash provided by investing activities (b)	1,095	451
Cash used in financing activities	(30)	(176)
Effect of exchange rate fluctuations on cash and cash equivalents	13	96

Cash and cash equivalents, end of period	$5,885	$10,917

(a) Business acquisitions. Under U.S. GAAP, the acquisition of Biomira USA Inc. (formerly OncoTherapeutics Inc.) in 1995 was valued at the stock market price of the shares issued at the date of closing. Under Canadian GAAP, the acquisition is valued at the fair value of the net assets acquired at the time the agreement was negotiated. The effect of this difference is that under U.S. GAAP the value of the net shares issued was higher, increasing the research and development acquired on acquisition by an equal amount. In addition, under U.S. GAAP, acquired technologies, which require regulatory approval to be commercialized and which have no proven alternative future uses are considered in-process research and development, and are immediately expensed on the date of acquisition. Under Canadian GAAP, the acquired technologies are considered to be development assets which are capitalized and amortized over their expected useful lives.
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
(b) Intangible assets acquired from others for use in research and development. Under U.S. GAAP, amounts paid for intangible assets used solely in research and development activities with no alternative future use are expensed. Under Canadian GAAP, finite life intangible assets, such as patents and licenses, acquired from others for use in research and development activities, are deferred and recognized over the period of the related development project for which reasonable certainty exists.
(c) Warrants. Under U.S. GAAP, the application of SFAS 133 requires share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency to be recorded as

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
liabilities. Changes in the fair value of the warrants are required to be recognized in income through realized gains or losses each reporting period. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares and convertible debentures, with the offset to the warrant component of stockholders’ equity. The warrants are not re-valued under Canadian GAAP.
     As disclosed in Note 2, effective January 1, 2008 the Company changed its functional currency to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, under U.S. GAAP the previously recognized liability associated with the fair value of the warrants as at December 31, 2007 of $64 was credited to stockholders’ equity on January 1, 2008.
Canadian GAAP accounting standards adopted in the current year
Inventories
     In June 2007, the Accounting Standards Board (“AcSB”) of the Canadian Institute of Chartered Accountants (“CICA”) issued Handbook Section 3031, Inventories. Section 3031 proscribes the measurement of inventory at the lower of cost and net realizable value. The cost of inventories shall comprise all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Section 3031 applies to interim and annual consolidated financial statements for fiscal years beginning on or after January 1, 2008. The adoption of Section 3031 resulted in a change to the Company’s accounting policy for raw material supplies to be valued at the lower of cost and net realizable value, instead of at the lower of cost and replacement cost under the Company’s previous accounting policy; however this change did not result in a material impact on the Company’s financial position or results of operations, for the current and prior periods presented.
Financial instruments — Disclosures and Presentations
     In December 2006, the AcSB of the CICA issued Handbook Section 3862, Financial Instruments — Disclosures, which modifies the disclosure requirements of Section 3861, Financial Instruments — Disclosures and Presentation, and Section 3863, Financial Instruments — Presentations, which carries forward unchanged the presentation requirements for financial instruments of Section 3861. Section 3862 requires entities to provide disclosures in their financial statements that enable users to evaluate the significance of financial instruments on the entity’s financial position and its performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset. Sections 3862 and 3863 apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The adoption of these revised Sections did not result in a material impact on the Company’s financial position or results of operations. The above additional disclosures with

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
respect to the potential impact of risks arising from financial instruments as required by the Section 3862 are provided in Note 10.
Capital Disclosures
     In November 2006, the AcSB of the CICA issued Handbook Section 1535, Capital Disclosures. Section 1535 establishes standards for disclosing information about an entity’s capital and how it is managed. The standard is effective for interim and annual consolidated financial statements relating to fiscal years beginning on or after October 1, 2007. The adoption of Section 1535 did not result in a material impact on the Company’s financial position or results of operations; however, the additional disclosures as required by Section 1535 have been provided below.
     Neither the Company nor any of its subsidiaries are subject to externally imposed capital requirements.
     The Company monitors capital by ensuring that cash, cash equivalents and short-term investments are sufficient to fund budgeted expenditures over a minimum of the next 12 months. The Company issues additional equity securities as required to finance its operations.
     At March 31, 2008 cash, cash equivalents and short-term investments were approximately $16,500. The Company’s cash equivalents and short-term investments are invested in money market funds, short-term obligations of the certain provinces and commercial paper.
Going Concern
     In April 2007, the CICA approved amendments to Handbook Section 1400, General Standards of Financial Statement Presentation. These amendments require management to assess an entity’s ability to continue as a going concern. When management is aware of material uncertainties related to events or conditions that may cast doubt on an entity’s ability to continue as a going concern, those uncertainties must be disclosed. In assessing the appropriateness of the going concern assumption, the standard requires management to consider all available information about the future, which is at least, but not limited to, 12 months from the balance sheet date. The adoption of these amendments did not result in a material impact on the Company’s financial position or results of operations.
Canadian GAAP accounting standards effective in future years
Goodwill and Intangible Assets
     In February 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets. Section 3064, which replaces Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets, including internally generated intangible assets, are equivalent to the corresponding provisions of International Financial Reporting Standard (“IAS”) 38, Intangible Assets. Section 3064 is effective for the

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)
Company’s interim and annual consolidated financial statements commencing January 1, 2009. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Financial Statement Concepts
     Also, in February 2008, the CICA adopted conforming amendments based on Section 3064. The amendments clarify the relationship between incurring expenditures and creating assets. Incurring expenditures may or may not provide evidence that future economic benefits have been obtained and, therefore, is not conclusive proof that the definition of an asset has or has not been achieved. In addition, the amendments clarify that the application of the matching concept does not allow the recognition of items in the balance sheet which do not meet the definition of assets or liabilities. The effective date of these amendments is interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. Earlier adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
13. OTHER INFORMATION
     Concurrent with the change in the reporting entity (Note 1) the Company commenced preparing its financial statements in U.S. GAAP and adopted the U.S. dollar as the reporting currency.
     The following presents the conversion of the Company’s comparative financial information from Canadian dollars and Canadian GAAP to U.S. dollars and U.S. GAAP:
     (a) Consolidated statement of operations and other comprehensive income for the three months ended March 31, 2007:

	As previously
	reported
	Canadian	As restated
	GAAP	U.S. GAAP
	CDN $	U.S. $
Revenue
Contract research and development	$116	$99
Licensing revenue from collaborative agreements	74	63
Licensing, royalties, and other revenue	11	9

	201	171

Expenses
Research and development	2,989	2,972
General and administrative	2,243	1,911
Marketing and business development	560	478
Amortization	862	57
Investment and other income	(357)	(305)
Change in fair value of warrant liability	—	(266)

	6,297	4,847

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	As previously
	reported
	Canadian	As restated
	GAAP	U.S. GAAP
	CDN $	U.S. $
Loss before income taxes	(6,096)	(4,676)

Income tax recovery:
Future	737	—

	737	—

Net loss	(5,359)	(4,676)
Other comprehensive loss	(52)	(1,227)

Comprehensive loss	$(5,411)	$(5,903)

Basic and diluted loss per share	$(0.28)	$(0.24)

Weighted average number of common shares outstanding	19,485,889	19,485,889

(b) Consolidated statements of cash flows for the three months ended March 31, 2007:

	As previously
	reported
	Canadian	As restated
	GAAP	U.S. GAAP
	CDN $	U.S. $
Operating
Net loss	$(5,359)	$(4,676)
Amortization	862	57
Future income tax recovery	(737)	—
Stock-based compensation expense	419	358
Change in fair value of warrant liability	—	(266)
Gain on disposal of short-term investments	(52)	(44)
Proceeds from collaborative arrangements	2,925	2,497
Foreign exchange gain on notes payable	(3)	—
Deferred revenue	(74)	(63)
Foreign exchange (gain) loss on cash and cash equivalents	85	—
Net change in non-cash working capital balances from operations
Accounts receivable	929	793
Prepaid expenses	38	32
Inventory	(2,402)	(2,050)
Accounts payable and accrued liabilities	91	78

	(3,278)	(3,284)

Investing
Purchase of short-term investments	(9,860)	(8,416)
Redemption of short-term investments	11,202	9,561

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	As previously
	reported
	Canadian	As restated
	GAAP	U.S. GAAP
	CDN $	U.S. $
Purchase of plant and equipment	(43)	(37)
Payment of accrued business acquisition costs	(277)	(236)
Purchase of intangible assets	(493)	—

	529	872

Financing
Repayment of share issuance costs	(192)	(164)
Repayment of capital lease obligation	(14)	(12)

	(206)	(176)

Net cash outflow	(2,955)	(2,588)
Effect of exchange rate fluctuations on cash and cash equivalents	(85)	96

Decrease in cash and cash equivalents	(3,040)	(2,492)
Cash and cash equivalents, beginning of period	15,626	13,409

Cash and cash equivalents, end of period	$12,586	$10,917

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$1	$1
Amount of income taxes paid in the period	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer. We have an exclusive, worldwide collaboration agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development and commercialization of Stimuvax. Our pipeline of clinical and preclinical stage proprietary small molecule product candidates includes PX-12, PX-478 and PX-866 and was acquired by us in October 2006 in connection with our acquisition of ProlX Pharmaceuticals Corporation, or ProlX. The most advanced of our small molecule candidates are PX-12, which is currently in Phase 2 development for pancreatic cancer, and PX-478 for which we initiated a Phase 1 clinical trial in advanced metastatic cancer in August 2007. Our remaining small molecule compounds are in the preclinical development stage. We have not licensed any rights to our small molecules to any third party and retain all development, commercialization, and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology that we may develop ourselves and/or license to others.
     In 2001, we entered into exclusive supply and collaboration agreements with Merck KGaA to develop and market Stimuvax, subject to certain development and co-promotion rights we retained. In connection with the entry into these agreements, Merck KGaA made an equity investment in us in 2001, was obligated to make additional cash payments, generally contingent on satisfaction of specified milestones, and to pay us a royalty on Stimuvax sales, if any.
     In August 2007, we amended our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the amended agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The amended agreements also contain development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the amended agreements, we retained responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. The execution of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million.
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
     We have incurred substantial losses since our inception. As of March 31, 2008, our accumulated deficit totaled $326.7 million. We recognized net losses of $5.1 million and $4.7 million for the quarters ended March 31, 2008 and 2007, respectively. We expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.
     On December 10, 2007, we became the successor corporation to Biomira Inc., a Canadian corporation, by way of a plan of arrangement effected pursuant to Canadian law. Pursuant to the plan of arrangement, shareholders of the former Biomira received one share of our common stock for each six common shares of Biomira that they held. For the quarter ended March 31, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and related notes included elsewhere in this quarterly report have been prepared after giving effect to the six for one share exchange. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared using U.S. dollars as the reporting currency.
Key Financial Metrics
     Revenue
     Historically, our revenue has been derived from our contract research and development activities, payments under our collaborative agreements, and miscellaneous licensing, royalty and other revenues from ancillary business and operating activities. In addition, in connection with the entry into the amended collaboration and supply agreements with Merck KGaA in August 2007, we retained responsibility for the manufacture of Stimuvax and Merck KGaA agreed to exclusively purchase Stimuvax from us. As a result, our financial reporting from August 7, 2007, the date of the signed amended agreements, reflects the revenue related to the supply of Stimuvax separately as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. Our collaboration with Merck KGaA has contributed the substantial majority of our revenue, accounting for 99.8%, and 90.0% of total revenue in the quarters ended March 31, 2008 and 2007, respectively.
     Contract Research and Development. Contract research and development revenue represents Merck KGaA’s contribution toward shared costs associated with Stimuvax clinical trials and, clinical trial material provided to Merck KGaA related to Stimuvax. Effective March 1, 2006, we transitioned responsibility for all Stimuvax clinical development and regulatory activities to and the related costs thereon to Merck KGaA. In January 2007, Merck KGaA initiated a global Phase 3 clinical trial under our collaboration assessing the efficacy and safety of Stimuvax as a potential treatment for inoperable non-small cell lung cancer. We expect the clinical trial to include approximately 1,300 patients in approximately 30 countries. Because of the change in our responsibilities for Stimuvax clinical trials, our contract research and development revenue has been recently reduced as we no longer receive reimbursements for shared clinical trial costs.
     Contract Manufacturing. Our contract manufacturing revenue represents amounts that were previously reported as reimbursements of a portion of the Stimuvax manufacturing costs as contract research development revenue. As a result of our amended agreements with Merck KGaA and the fact that we are now responsible for supplying Merck KGaA with supplies of Stimuvax, our financial reporting from August 7, 2007, the date of the signed agreements, reflects the revenue for the supply of Stimuvax as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. We expect revenue associated with this activity to increase in future periods as patient enrollment increases in the Phase 3 clinical trial that Merck KGaA is currently conducting for Stimuvax.
     Licensing Revenue from Collaborative Agreements. Licensing revenue from collaborative agreements represents the amortization over the remaining patent life of upfront payments received under our agreements with Merck KGaA as well as amortization of other payments made upon achievement of development milestones relating to signing of the agreements, transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax. The milestone payments that have been previously made will be fully amortized by 2019.

     Other Revenue. Other revenue includes revenue from the sales of compounds and processes from patented technologies to third parties. We did not generate any sales during the three months ended March 31, 2008 from the sale of such compounds or processes. Revenue generated in the three months ended March 31, 2007 was not material to our results of operations.
     Expenses
     Research and Development/Manufacturing. Research and development/manufacturing expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and sale of clinical trial material. These expenses include external research and development expenses incurred pursuant to agreements with third party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense, benefits, and related costs; and third party supplier expenses.
     To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.
     We credit funding received from government research and development grants against research and development expense. These credits totaled $0.3 million and $0.5 for the quarter ended March 31, 2008 and 2007, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. We expect to receive an additional $0.8 million during the remaining grant term and a further $0.9 million may be available upon application.
     Most of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope only after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any candidate. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.
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
     As of the date of the amended collaboration and supply agreements with Merck KGaA, we began to report costs associated with the manufacturing and sale of Stimuvax clinical trial material as manufacturing expense. Previously, these amounts were aggregated with other research and development expenses and reported as one line item. We expect manufacturing expense associated with this activity to increase in future periods as patient enrollment increases in the Phase 3 clinical trial Merck KGaA is currently conducting for Stimuvax.
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
     Investment and other income. Investment and other income consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments typically consist of Canadian or U.S. federal, state, or provincial debt securities, investment grade corporate debt securities and commercial paper, and term deposits or similar instruments of trust companies and banks, all with original maturities of between 90 days and one year at the time of purchase. Our short term investments and cash balances are denominated in either U.S. or Canadian dollars, and the relative weighting between U.S. and Canadian dollars will vary from time to time based on market conditions and our operating requirements in the two countries. We have historically not engaged in hedging transactions with respect to our U.S. and Canadian dollars investment assets or cash balances.
     Interest expense. Interest expense consists of interest payments under capital lease agreements for computer equipment.
     Change in fair value of warrants. Change in fair value of warrants relates to outstanding warrants to acquire shares of common stock. The exercise prices of the warrants are denominated in U.S. dollars. Share purchase warrants with an exercise price denominated in a currency other than our functional currency, which, prior to January 1, 2008, was the Canadian dollar, are recorded as liabilities. Changes in the fair value of the warrants are then reflected in our statement of operations.

Critical Accounting Policies and Significant Judgments and Estimates
     We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based on our condensed consolidated financial statements, which have been included elsewhere in this report. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. Significant estimates and assumptions are required in the determination of revenue recognition, in particular revenue related to our agreements with Merck KGaA. Significant estimates and assumptions are also required to determine stock-based compensation, the change in fair value of warrants and foreign currency translation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.
     Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which it operates as a result of the Company’s redomicile into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. As the Company’s reporting currency is also the U.S. dollar, the March 31, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS 52, Foreign Currency Translation, which provides that transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.
     Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2008. There have been no material changes in our critical accounting policies and estimates and judgments since that date.
Results of Operations for the Quarters Ended March 31, 2008 and March 31, 2007
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
     Overview

	Three months ended March 31,
	2008	2007	% Change
	(In millions, except per share amounts)
Revenue	$2.0	$0.2	900.0%
Expenses	7.1	5.2	36.5%
Change in fair value of warrant liability	—	(0.3)	N/M+

Net loss	$5.1	$4.7	8.5%
Other comprehensive loss	0.1	1.2	916.7%

Comprehensive loss	$5.2	$5.9	11.8%

Basic and diluted loss per share	$0.26	$0.24	8.3%

+	Not meaningful

     As discussed in more detail below, the substantial increase in our revenue was attributable to the sale of Stimuvax pursuant to our agreement with Merck KGaA and the increase in our net loss for the months ended March 31, 2008 relative to the prior year period was primarily attributable in part to an increase in general and administrative expense related to increased legal, accounting and management consulting fees and costs associated with our reincorporation in Delaware.
     A portion of our operating expenses are denominated in Canadian dollars, which was our functional currency in the quarter ended March 31, 2007, and increases in the value of the Canadian dollar relative to the U.S. dollar had an adverse effect on our expenses when expressed in U.S. dollars on our consolidated statements of operations. Effective January 1, 2008, the U.S. dollar became both our functional and reporting currency, but we expect to continue to incur expenses in Canadian dollars associated with our Canadian operations and will therefore continue to be subject to foreign currency exchange risks.
     Revenue

	Three months ended March 31,
	2008	2007	% Change
	(In millions)
Contract research and development	$—	$0.1	N/M+
Contract manufacturing	1.7	0.0	N/M+
Licensing revenue from collaborative agreements	0.3	0.1	200%-

	$2.0	$0.2	900.0%

+	Not meaningful
     The decrease in contract research and development revenue was primarily attributable to a one-time reimbursement of transition costs from Merck KGaA received in the first quarter of 2007.
     Our contract manufacturing revenue increased as a result of the amended collaboration and supply agreements, which we signed with Merck KGaA in August 2007. Under the terms of such agreements, we have the responsibility of manufacturing Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from us.
     Our licensing revenue from collaborative agreements increased as a result of the milestone payments received from Merck KGaA, which are amortized over the term of the license agreement or the life of the patent related to a payment, whichever is shorter.

     Research and Development / Manufacturing Expenses

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
Research development	$2.3	$3.0	(23.3)%
Manufacturing	2.1	0.0	N/M+

	$4.4	$3.0	46.7.	%

     The increase in our combined research and development / manufacturing expense primarily relates to the manufacturing and sale of Stimuvax clinical trial material associated with the amended agreements with Merck KGaA relating to Stimuvax.
     As noted in the section captioned “Key Financial Metrics—Revenue,” effective August 7, 2007, the date of amended agreements with Merck KGaA, clinical trial material costs related to the supply of Stimuvax to Merck KGaA have been presented separately in the consolidated statements of operations as manufacturing expense. Previously, these costs were reported under research and development expenses. As a result, the decrease in research and development expense in the quarter ended March 31, 2008 relative to the prior year period was primarily attributable to the change in our business relationship with Merck KGaA reflected in the amended agreements.
     General and Administrative Expense

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
General and administrative	$2.7	$1.9	42.1%
     The increase in general and administrative expense for the quarter ended March 31, 2008 relative to the prior year period was attributable to increased legal, accounting and management consulting fees associated with our reincorporation in Delaware. General and administrative expense represents our largest category of expense after research and development/manufacturing expense, and we will continue to incur a portion of our general and administrative expenses in Canadian dollars. Increases in the value of the Canadian dollar relative to the U.S. dollar may have an adverse effect on our general and administrative expenses when expressed in U.S. dollars.
     Marketing and Business Development Expense

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
Marketing and business development	$—	$0.5	N/M+
     We eliminated our marketing and business development organization in March 2007, as we increased our focus on the ongoing development of our newly acquired portfolio of small molecule compounds. As a result, our marketing and business development expense has been reduced to zero from $0.5 million.
     Depreciation Expense

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
Depreciation	$0.1	$0.1	—

     The relatively flat depreciation expense reflects the fact that we have not made any substantial capital expenditures or equipment purchases in the last two years.
     Investment and Other Income

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
Investment and other income	$0.1	$0.3	(66.7%)

+	Not meaningful
     The decrease in investment and other income was primarily attributable to lower cash, cash equivalents and short term investments during the current quarter as compared to the prior period and to foreign exchange losses.
     Change in Fair Value of Warrant Liability

	Three months ended March 31,		% Change
	2008	2007
	(In millions)
Change in fair value of warrant liability	$—	$0.3	N/M+
     Effective January 1, 2008 we changed our functional currency to the U.S. dollar from the Canadian dollar. Since the exercise price of the warrants is now denominated in our functional currency we are no longer required to adjust the warrants to fair value through earnings at each reporting date.
Liquidity and Capital Resources
     Cash, cash equivalents, short term investments and working capital
     As of March 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $5.9 million, short term investments of $10.6 million, and accounts receivable of $3.0 million. Our cash equivalents and short-term investments are typically invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Of our cash, cash equivalents, and short term investments at March 31, 2008, approximately $7.2 million was denominated in Canadian dollars and was reflected on our balance sheet based on applicable conversion rates on March 31, 2008. Our accounts receivable primarily represent invoices issued to Merck KGaA related to clinical trial materials. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations. Our cash, cash equivalents and short-term investments were $16.5 million as of March 31, 2008 compared to $24.2 million as of December 31, 2007, a decrease of $7.7 million or 31.8%. The net decrease reflects increase in net operating expenditures.
     As of March 31, 2008, our working capital (where working capital is defined as current assets less current liabilities) was $16.3 million compared to $21.1 million as of December 31, 2007, a decrease of $4.8 million or 22.7%. The decrease in working capital is primarily attributable to a $7.7 million decrease in cash, cash equivalents and short-term investments, a $0.3 million decrease in government grant receivable, a $0.1 million decrease in prepaid expenses, and a $0.1 million increase in current portion of deferred revenue, which was offset in part by a $1.8 million decrease in accounts payable and accrued liabilities, a $1.3 million increase in inventory, and a $0.7 million increase in accounts receivable.
     We believe that our currently available cash, cash equivalents, and short term investments, together with milestone payments we currently anticipate receiving from Merck KGaA under our collaboration agreements, will be sufficient to finance our operations into the second quarter of 2009.
     As a result, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, that the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations.
     Cash Flows From Operating Activities
     We used $7.2 million of cash in operating activities for the three months ended March 31, 2008, an increase of $3.9 million over the $3.3 million used in the three months ended March 31, 2007. The increase in cash used in operating activities was attributable primarily to a decrease in proceeds received under collaborative agreements of $2.5 million, an increase in cash outlays for accounts payable and accrued liabilities of $1.6 million, and a decrease of cash from accounts receivable of $1.5 million offset by a lower increase in inventory balance of $0.7 million.
     Cash Flows From Investing Activities
     Cash flow from investing activities was $1.1 million for the three months ended March 31, 2008, an increase of $0.2 million over cash flow from investing activities of $0.9 million for the three months ended March 31, 2007. The increase in cash inflows from investing activities was attributable primarily to increased net redemptions of short-term investments.
     Cash Flows From Financing Activities
     We used $30 thousand of cash in financing activities during the three months ended March 31, 2008, a decrease of $150 thousand over the $180 thousand used in the three months ended March 31, 2007. The decrease was attributable to repayment in the first quarter of 2007 of offering expenses associated with our December, 2006 issuance of common stock.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(In thousands)
Operating leases — premises	$1,283	$391	$640	$252	$—
Capital lease obligations (including interest)	141	94	47	—	—

Total contractual obligations	$1,424	$485	$687	$252	$—

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
     In July 2007, Biomira Marketing Inc., our wholly-owned subsidiary, entered a lease agreement for an office facility in Bellevue, Washington. The lease has a term extending through November 2008 and provides for a monthly base rent of $8,200 for the first 12 months increasing to $8,500 for the remaining six months. We intend to allow this lease to expire and to consolidate certain of our operations by entering into a lease for substantially more office and lab space in Seattle, Washington totaling approximately 17,000 square feet. Although the terms are subject to ongoing lease negotiations, the base rent of the new facility is estimated to be $66,000 per month and will commence in the third quarter of 2008.
     In September 2007, we entered into a new three year capital lease for computer equipment.
     In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $199,000 was outstanding as of December 31, 2007 and March 31, 2008. One loan, in the aggregate principal amount of $99,000, requires repayment only if we commercialize the product or service developed with the funds provided under the loan agreement. For purposes of the loan, a product or service is considered to be commercialized as of the date we receive FDA approval for the product or service or upon receipt of consideration for the sale or license of the product or service. In addition, if we commercialize a product or service developed with funding under the loan agreement, we are required to conduct manufacturing in the Commonwealth of Pennsylvania or pay a transfer fee equal to three times the amount of the funding. A second loan, in the aggregate principal amount of $100,000, is repayable on similar terms as the first loan if we commercialize a product or service developed with funding received under the second loan. In addition, under the second loan agreement, if we commercialize a product or service funded under the second loan, we are obligated to maintain a “significant presence,” defined as 80% of our personnel, in the Commonwealth of Pennsylvania for a period of ten years or to pay a transfer fee equal to three times the amount of the funding. Finally, if we become obligated to repay the loans as a result of having commercialized a product or service, the aggregate amount repayable will equal the original funded amount multiplied by a factor ranging from one to two, subject to certain conditions. As the timing of any future payments under these loans cannot be determined with any certainty, the related repayments have not been reflected in the above schedule of contractual obligations.
     In connection with the acquisition of ProlX, we may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. We may become obligated to issue shares of our common stock with a fair market value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product. We may become obligated to issue shares of our common stock with a fair market value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market. Finally, under certain circumstances, if prior to October 30, 2008 we enter into a collaboration agreement for a ProlX product in a specified non-oncology indication, we may become obligated to pay the former ProlX stockholders 50% of any collaboration consideration we realize from the collaboration.
          Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payment of ongoing licensing fees and royalties, as well as contingent payments when certain milestones as defined in the agreements have been achieved.
Guarantees and Indemnification
          In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2008, we believe that our exposure related to these guarantees and indemnification obligations is not material.
Off-Balance Sheet Arrangements
          During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS 157 for our fiscal year ending December 31, 2008. The adoption of SFAS 157 did not result in a material impact on our financial position or results of operations.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The adoption of SFAS 159 did not result in a material impact on our financial position or results of operations.
          In June 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not result in a material impact on our financial position or results of operations.

          In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, Collaborative Arrangements. EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial statements.
          In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations, or SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.
          In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.
          In March 2008, the FASB issued SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 161 requires each company with derivative instruments to disclose information about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not utilize derivative instruments and, therefore, do not expect that there will be any impact on our consolidated financial statements.
Item 3. Qualitative and Quantitative Disclosures about Market Risks
Foreign Currency Exchange Risk
          As of March 31, 2008 and December 31, 2007, approximately $7.2 million and $10.9 million, respectively, of our cash, cash equivalents, and short-term investments were denominated in Canadian dollars. In addition, a portion of our operating expenses is denominated in Canadian dollars. As a result of transacting our business in two principal currencies, our operating results have been, and may be in the future, adversely affected by currency exchange rate fluctuations. We do not hedge our exposure to foreign currency risks.
Interest Rate Sensitivity
          We had cash, cash equivalents, and short-term investments totaling $16.5 million and $24.2 million as of March 31, 2008 and December 31, 2007. These amounts were invested primarily in money market funds, short term obligations of certain Provinces of Canada, and commercial paper. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this quarterly report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
          Based on their evaluation, our management has concluded, as discussed in our annual report on Form 10-K, that a material weakness existed in our internal control over financial reporting as of December 31, 2007 and as a result our disclosures controls and procedures were not effective. Our management has concluded that, as of March 31, 2008, the material weakness remains present.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          In response to the material weakness in our internal controls noted in our annual report on Form 10-K, we have formalized procedures relating to the preparation of the schedules supporting financial statement disclosure and enhanced the review process for such schedules. Specifically, the schedules supporting financial statement disclosure will be subject to an additional level of review. While we have implemented procedures to remedy the material weakness, due to changes in personnel, we have not fully remediated this material weakness. We expect that this will be remediated as of the third quarter of the fiscal year 2008; however such procedures will not be tested until our third quarter close.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties. From time to time, we may become involved in legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
          Set forth below and elsewhere in this quarterly report, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also affect our results of operations and financial condition.
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
          We have incurred net losses in each fiscal year since we commenced our research activities in 1985. For the three months ended March 31, 2008, we incurred a net loss of approximately $5.1 million. In addition, as of March 31, 2008, our accumulated deficit was approximately $326.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
     If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.
          We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we expect to need to raise additional funds from the sale of our securities in order to finance the commercialization of our product candidates. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:
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
          Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:
•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.
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
          Remedying this material weakness and maintaining proper and effective internal controls will require substantial management time and attention and will result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function. In particular, we are in the process of recruiting financial personnel in order to improve our internal controls and expand the qualifications of our finance staff. We are also relying on an outside consulting firm to assist us in our financial reporting and developing our internal controls over financial reporting. Any failure to remedy our identified control deficiency or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Form 10-K, our management, together with our independent registered chartered accountants, has identified a control deficiency in the past and may identify additional deficiencies in the future.

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
          In our recent history, we have not expanded our business through in-licensing and we have completed only one acquisition; therefore, our experience in making acquisitions and in-licensing is limited. We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

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
          The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:
•	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	public concern as to the safety of products developed by us or others;

•	comments by securities analysts;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the incurrence of debt;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.
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
          As of March 31, 2008, we had outstanding 19,485,889 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Dr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. As a result of the arrangement, all shares of our common stock received by former ProlX stockholders, other than Dr. Kirkpatrick and Dr. Powis, are freely tradable and not subject to the restrictions of Rule 144. Because they are deemed our “affiliates,” the shares issued to Dr. Kirkpatrick and Dr. Powis are subject to the restrictions on sale imposed by Rule 144 for a long as they remain our “affiliates.” If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.
     We expect to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.
          We expect that we will seek to raise additional capital from time to time in the future. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, or exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

     Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.
          On January 1, 2006, we adopted SFAS 123, Share-Based Payment, Revised 2004, or SFAS 123(R),which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard has had and is expected to continue to have a significant effect on our reported results of operations, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, which could create volatility in the way we report earnings, and therefore, negatively affect our stock price and our stock price volatility.
     Our operating results may be affected by currency exchange rate fluctuations.
          Of our cash, cash equivalents, and short-term investments as of March 31, 2008, approximately $7.2 million were denominated in Canadian dollars. A portion of our operating expenses are denominated in Canadian dollars. We do not hedge our exposure to foreign currency risks.
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
          Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.
          We have in the past, and we may at any time in the future, issue additional shares of authorized preferred stock.

Item 6. Exhibits.

Exhibit
Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: May 9, 2008	/s/ Edward A. Taylor
Vice President, Finance and Administration,
Chief Financial Officer and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002