Form 10-Q
period 2008-06-30
Oncothyreon Inc.
filed 2008-08-11
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes  ☐  No  ☑
     As of August 6, 2008, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 19,492,432.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except Stock amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$9,381	$12,035
Short-term investments	4,806	12,151
Accounts receivable	1,360	2,024
Government grant receivable	113	552
Notes receivable	212	364
Prepaid expenses	525	528
Inventory (See Note 5)	7,649	5,069

	24,046	32,723
Plant and equipment	1,274	1,378
Long term deposit	354	—
Goodwill	2,117	2,117

	$27,791	$36,218

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,709	$5,768
Current portion of capital lease obligations	73	104
Current portion of deferred revenue	7,042	5,801

	10,824	11,673
Capital lease obligations	41	66
Notes payable	199	199
Warrant liability (See Note 6)	—	64
Deferred revenue	13,931	12,167
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	25,025	24,199

Contingencies, commitments, and guarantees (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,492,432 and 19,485,889 shares issued and outstanding	325,043	324,992
Warrants (See Note 6)	64	—
Additional paid-in capital	14,329	13,636
Accumulated deficit	(331,573)	(321,543)
Accumulated other comprehensive loss	(5,097)	(5,066)

	2,766	12,019

	$27,791	$36,218

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue
Contract research and development	$—	$473	$—	$572
Contract manufacturing	802	—	2,520	—
Licensing revenue from collaborative agreements	350	105	652	168
Licensing, royalties, and other revenue	—	12	—	21

	1,152	590	3,172	761

Expenses
Research and development (see Note 4)	2,726	3,355	5,034	6,327
Manufacturing	646	—	2,726	—
General and administrative	2,661	2,214	5,364	4,125
Marketing and business development	—	34	—	512
Depreciation	103	45	206	102
Investment and other (income) expense (See Note 8)	(68)	305	(128)	—
Change in fair value of warrant liability (See Note 6)	—	(402)	—	(668)

	6,068	5,551	13,202	10,398

Net loss	(4,916)	(4,961)	(10,030)	(9,637)
Other comprehensive (loss) income	72	763	(31)	1,990

Comprehensive loss	$(4,844)	$(4,198)	$(10,061)	$(7,647)

Basic and diluted loss per share	$(0.25)	$(0.25)	$(0.51)	$(0.49)

Weighted average number of common shares outstanding	19,491,641	19,485,889	19,488,801	19,485,889

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(expressed in thousands of U.S. dollars, except number of common shares issued and outstanding)
(Unaudited)

						Accumulated
				Additional		Other
	Common Stock			Paid-in	Accumulated	Comprehensive
	Number	Amount	Warrants	Capital	Deficit	Loss
Balance at December 31, 2006	19,485,889	$324,992	$—	$11,955	$(301,203)	$(8,309)

Stock-based compensation	—	—	—	1,681	—	—

Net loss	—	—	—	—	(20,340)	—
Unrealized holding loss on available-for-sale-securities	—	—	—	—	—	(48)
Foreign currency translation adjustments	—	—	—	—	—	3,291

Other comprehensive income						3,243

Balance at December 31, 2007	19,485,889	$324,992	$—	$13,636	$(321,543)	$(5,066)

Stock-based compensation	—	—	—	744	—	—

Net loss	—	—	—	—	(10,030)	—
Release of Restricted share units	6,543	51	—	(51)	—	—
Warrants (Note 6)	—	—	64	—	—	—
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(31)

Other comprehensive loss						(31)

Balance at June 30, 2008	19,492,432	$325,043	$64	$14,329	$(331,573)	$(5,097)

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating
Net loss	$(10,030)	$(9,637)
Depreciation	206	102
Stock-based compensation expense	744	835
Change in fair value of warrant liability (See Note 6)	—	(668)
Gain on disposal of short-term investments	—	(46)
Proceeds from collaborative agreements	3,000	2,500
Deferred revenue	5	(168)
Net change in non-cash working capital balances from operations
Accounts receivable	664	634
Government grant receivable	439	—
Prepaid expenses	3	(48)
Inventory	(2,580)	(2,767)
Accounts payable and accrued liabilities	(1,772)	(123)
Long term deposits	(354)	—

	(9,675)	(9,386)

Investing
Purchase of short-term investments	(18,971)	(17,119)
Redemption of short-term investments	26,074	20,465
Purchase of plant and equipment	(389)	(118)
Payment of accrued business acquisition cost	—	(244)
Collection of notes receivable	152	—

	6,866	2,984

Financing
Repayment of share issuance costs	—	(169)
Repayment of capital lease obligations	(56)	(23)

	(56)	(192)

Net cash outflow	(2,865)	(6,594)
Effect of exchange rate fluctuations on cash and cash equivalents	211	906

Decrease in cash and cash equivalents	(2,654)	(5,688)
Cash and cash equivalents, beginning of period	12,035	13,409

Cash and cash equivalents, end of period	$9,381	$7,721

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$2	$1
Amount of income taxes paid in the period	$—	$—

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and six months ended June 30, 2008 and 2007
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
          All Biomira common stock options, restricted share units and warrants that were in existence prior to the plan of arrangement were exchanged for common stock options, restricted share units and warrants in Oncothyreon on a 6 for 1 basis with no change in any of the terms and conditions.
          Oncothyreon’s Board of Directors and management, immediately following the plan of arrangement, were the same as Biomira’s immediately before the plan of arrangement became effective.
          In accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Accounting for Business Combinations, the plan of arrangement represents a transaction among entities under common control. Assets and liabilities transferred between entities under common control are accounted for at historical cost. Accordingly, the assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon. In addition, these condensed consolidated financial statements reflect the historical accounts of

Biomira up to December 10, 2007 with the exception of basic and diluted loss per share amounts, descriptions and amounts of all common stock, common stock options, restricted share units and warrants and their corresponding exercise prices where applicable, which have been recast to reflect the 6 for 1 common share exchange effected by the plan of arrangement.
          In these condensed consolidated financial statements, the reference to “Company” means Biomira for periods prior to December 10, 2007 and Oncothyreon for periods thereafter.
2. BASIS OF PRESENTATION
          As of June 30, 2008, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $9.4 million, short term investments of $4.8 million, and accounts receivable of $1.4 million. Management believes that the currently available cash, cash equivalents, and short term investments will be sufficient to finance its planned operations into the first quarter of 2009. The Company will require additional capital in order to continue the development of products in our pipeline and to expand its product portfolio.
          The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management believes it will raise the necessary funds for the Company’s growth and development activities. However, there is no assurance that it will raise capital sufficient to enable it to continue its planned operations for the next 12 months.
          The Company would expect to seek additional financing from the sale and issuance of equity or debt securities or through forming strategic partnerships for its products. The Company cannot predict that financing will be available when and if it needs financing, or, if available, that the financing terms will be commercially reasonable. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until it is able to obtain sufficient financing to do so.
          The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations.
          These factors could significantly limit the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements for the year ended December 31, 2007, except as disclosed in Notes 3 below.

          Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and six months ended June 30, 2008 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 filed on Form 10-K with the United States Securities and Exchange Commission.
          These condensed consolidated financial statements have been prepared using U.S. GAAP, which except as described in Note 12, conform, in all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”).
     Foreign currency translation
          Effective January 1, 2008, the Company’s functional currency changed to the U.S. dollar from the Canadian dollar as a result of the Company’s redomicile into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. As the Company’s reporting currency is also the U.S dollar, the June 30, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS 52, Foreign Currency Translation; namely, transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.
3. ACCOUNTING POLICY CHANGES
     Accounting standards adopted in the current year
     Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities,

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and
•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of SFAS 157 did not have any effect on our financial condition or results of operations, however, SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. All of the Company’s financial instruments as of June 30, 2008 are valued based on other observable inputs. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.
     The Fair Value Option for Financial Assets and Financial Liabilities
          Effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations for the current or comparative periods presented.
     Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities
          Effective January 1, 2008, the Company adopted Emerging Issues Task Force “EITF” Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed and is to be applied prospectively for new contracts entered into on or after January 1, 2008. The adoption of EITF 07-3 did not result in a material impact on the Company’s financial position or results of operations.
     Accounting standards effective in future periods
     GAAP Hierarchy
          In May 2008 the FASB released SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor,  that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result.  SFAS 162 becomes effective 60 days following the

Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendment to Interim Auditing Standard, AU Section 411.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.
     Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements
     Collaborative Arrangements
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

     Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued SFAS 161, Disclosure about Derivative Investments and Hedging Activities an amendment to SFAS No. 133 (“SFAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company currently does not utilize derivative instruments and, therefore, does not expect that there will be any impact of SFAS 161 on its consolidated financial statements.
4. RESEARCH AND DEVELOPMENT COSTS
          Government grant funding of $ 523 (2007-$ 390) and $ 807 (2007-$ 878) was credited against research and development costs during the three and six months ended June 30, 2008, respectively.
5. INVENTORY

	June 30,	December 31,
	2008	2007
Raw material supplies	$2,106	$1,693
Work-in-process	5,121	2,454
Finished goods	422	922

	$7,649	$5,069

6. SHARE CAPITAL
     Warrants
          Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities(“SFAS 133”), share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of these warrants are recognized in the consolidated statements of operations.
          As disclosed in Note 2, effective January 1, 2008 the Company’s functional currency changed to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, the previously recognized liability represented by the fair value of the warrants as at December 31, 2007 of $ 64 was credited to stockholders’ equity in the accompanying condensed consolidated balance sheet effective January 1, 2008 and there is no further requirement under SFAS 133 to adjust the warrants to fair value through earnings at each reporting date.

     Stock transactions
     (a) Loss per Share
          For the three and six months ended June 30, 2008 and 2007, shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units, shares issuable upon the occurrence of certain contingencies pursuant to the terms of the May 2, 2001 Merck KGaA agreement, shares issuable upon the occurrence of certain contingencies pursuant to the agreement governing the October 30, 2006 ProlX acquisition, and purchase warrants issued in connection with the July 13, 2004 and September 26, 2006 offerings of equity securities, respectively, have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
     (b) Registration Statement
     On March 20, 2008, the Company filed a shelf registration statement on Form S-3 to issue up to $50 million in common stock, preferred stock, debt securities, depositary shares, warrants, units and guarantees. On July 29, 2008 the Company filed a post-effective amendment to such registration statement to give it the flexibility to offer and sell its common stock and preferred stock through the issuance of subscription rights to its stockholders on a pro rata basis.

7. STOCK-BASED COMPENSATION
     Stock Option Plan
          The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008 the exercise price of each option equals the closing market value at the date immediately preceding the date of the grant in Canadian dollars as quoted on the Toronto Stock Exchange. The exercise price of options granted since April 1, 2008 equals the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the day of the option grant. In general, options issued under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of the initial grant.
          During the three and six month periods ended June 30, 2008, the Company granted 142,600 and 150,600 (2007 – 240,101 and 246,266) stock options. The options granted in the three month period ended June 30, 2008 were denominated in U.S. dollars and have an exercise price of $ 3.43 (2007 – CDN $ 7.94), vest over 4 years and expire 8 years from the grant date.
          The Company uses the Black-Scholes option pricing model to value the options at each grant date, under the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
CDN$ — Weighted average grant-date fair value for stock options granted in CDN$	—	$6.48	$3.84	$6.47
US$ — Weighted average grant-date fair value for stock options granted in US$	$2.93	$—	$2.93	$—
Expected dividend rate	0%	0%	0%	0%
Expected volatility	114.46%	102.52%	114.19%	102.52%
Risk-free interest rate	3.09%	4.22%	3.09%	4.21%
Expected life of options in years	6.0	6.0	6.0	6.0
8. IMPACT OF FOREIGN CURRENCY TRANSLATION
          Included in investment and other income of $ 68 (2007 — loss $305) and $ 128 (2007 — $0) for the three and six months period ended June 30, 2008, respectively, in the condensed consolidated statements of operations are net foreign exchange losses of $11 (2007 — $556) and $157 (2007 - $578) respectively.
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
          In addition, commencing December 31, 2005, the Company is committed to minimum annual payments of $100 during the existence of a royalty term in exchange for a non-exclusive worldwide royalty-bearing license of technology. Upon the achievement of certain milestones, additional payments will be triggered under the terms of the licensing agreement. These payments will be recognized as expense upon performance of obligations defined as milestones in the agreement.
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
     Interest rate risk
          The Company’s short-term investments are primarily comprised of fixed interest securities. The Company’s earnings from its short-term investments are exposed to interest rate risk since individual investments held within the portfolio re-price to market interest rates as they mature and new investments are purchased. A 100 basis points decline in interest rates, occurring January 1, 2008 and sustained throughout the period ended June 30, 2008, would result in a decline in investment income of approximately $100 for that same period.
     Foreign exchange risk
          The Company purchases goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. To manage its Canadian dollar exposure to foreign exchange risk, the Company has considered, but generally does not utilize, derivative instruments. The effect of exchange rate fluctuations may adversely affect our results in the future. A 10% strengthening of the Canadian dollar against the U.S. dollar, occurring January 1, 2008 and sustained throughout the period ended June 30, 2008, would result in an increase in expenses of approximately $650. This analysis assumes that all other variables, in particular interest rates, remain constant.
          At June 30, 2008, the Company has Canadian dollar denominated cash, cash equivalents, and short-term investments of $ 3,668 and therefore, the carrying value of cash, cash equivalents and short-term investments may also be impacted by exchange rate fluctuations. At June 30, 2008, a 10% strengthening of the Canadian dollar against the U.S. dollar would result in a decrease in net loss and an increase in other comprehensive income of approximately $ 95 and $ 315, respectively for the period ended June 30, 2008.
          During 2008 and the comparative periods presented, the Company did not enter into any foreign exchange forward or other derivative contracts in order to reduce its exposure to fluctuating foreign currency exchange rates. As there were no open foreign exchange forward or other derivative contracts at June 30, 2008 and December 31, 2007, no assets or liabilities with respect to such contracts have been recorded in the condensed consolidated balance sheets as at those dates.
     Short-term investments
          Our short term investments are typically invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unavailable, the Company uses quotes provided by its fund manager based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise the Company’s portfolio of corporate debt securities and securities of Canadian Provinces.

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
     Capital lease obligations
          The estimated fair value of the capital lease obligations is based on the present value of expected future cash flows discounted using an estimate of the Company’s current borrowing rate. As at June 30, 2008 fair value was estimated to be $119.
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

     Additional disclosure as required by SFAS 157 for assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total carrying	active markets	inputs	inputs
	value	(Level -1)	(Level 2)	(Level 3)
Short term investments	$4,806	$—	$4,806	$—
Capital lease obligations	114	—	119	—

11. SEGMENTED INFORMATION
          The Company is engaged world wide primarily in the biotechnology health care industry in a single business segment—research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenue from operations in
Canada	$4	$17	$8	$30
United States	1,148	—	3,123	—
Barbados	—	556	28	697
Europe	—	17	13	34

	$1,152	$590	$3,172	$761

Depreciation
Canada	$81	$43	$154	$91
United States	22	2	52	11

	$103	$45	$206	$102

	June 30,	December 31,
	2008	2007
Long-lived assets
Canada	$737	$833
United States	2,654	2,662

	$3,391	$3,495

          Long-lived assets consist of plant and equipment and goodwill.
          The Company derives significant revenue from certain customers. The number of customers that individually accounts for more than 10% of revenue and total revenue from transactions with those customers is as follows:

	Customers	Revenue
Six months ended June 30, 2007	1	$732
Six months ended June 30, 2008	1	$3,165

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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Consolidated statements of operations and other comprehensive income

Net loss – U.S. GAAP	$(4,916)	$(4,961)	$(10,030)	$(9,637)

Intangible assets (1), (3)	(783)	(734)	(1,566)	(1,413)
Future income taxes (1)	299	422	820	1,051
Acquired in-process research and development, net of future income taxes (2)	—	13	—	434
Change in fair value of warrants (3)	—	(402)	—	(668)

Net loss – Canadian GAAP	$(5,400)	$(5,662)	$(10,776)	$(10,233)

Weighted average number of common shares outstanding	19,491,641	19,485,889	19,488,801	19,485,889

Loss per common share
Basic and diluted loss per share – U.S. GAAP	$(0.25)	$(0.25)	$(0.51)	$(0.49)
Basic and diluted loss per share – Canadian GAAP	$(0.28)	$(0.29)	$(0.55)	$(0.53)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
Other comprehensive (loss) income – U.S. GAAP	$(31)	$1,990
Foreign currency translation adjustments	—	2,432

Other comprehensive (loss) income – Canadian GAAP	$(31)	$4,422

	June 30,		December 31,
	2008		2007
		Canadian		Canadian
	U.S. GAAP	GAAP	U.S. GAAP	GAAP
Consolidated balance sheets
Intangible assets (1), (2)	$—	$36,406	$—	$37,972
Future income tax liability (1)	—	9,648	—	10,468
Warrant liability (3)	—	—	64	—
Common Stock (1), (3)	325,043	324,188	324,992	324,137
Additional paid-in capital (3)	14,329	22,296	13,636	21,603
Deficit (1), (2), (3)	(331,573)	(320,461)	(321,543)	(309,685)
Accumulated other comprehensive loss	(5,097)	(1,277)	(5,066)	(1,246)
Warrants	64	4,778	—	4,778
Total Stockholders’ equity	2,766	29,524	12,019	39,587
The cumulative effect of these adjustments on consolidated stockholder’s equity is as follows:

	June 30,	December 31,
	2008	2007
Stockholders’ equity – U.S. GAAP	$2,766	$12,019
Intangible assets (1), (2)	36,406	37,972
Future income taxes (1)	(9,648)	(10,468)
Warrant liability reclassification (3)	—	64

Stockholders’ equity – Canadian GAAP	$29,524	$39,587

          The only effect of these differences on accumulated other comprehensive loss are foreign currency translation adjustments arising before the Company’s change in functional currency as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
Accumulated other comprehensive loss– U.S. GAAP	$(5,097)	$(6,319)
Foreign currency translation adjustments	3,820	1,850

Accumulated other comprehensive loss – Canadian GAAP	$(1,277)	$(4,469)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
Consolidated statements of cash flow – Canadian GAAP

Cash and cash equivalents, beginning of period	$12,035	$13,409
Cash used in operating activities (2)	(9,675)	(8,952)
Cash provided by investing activities (2)	6,866	2,550
Cash used in financing activities	(56)	(192)
Effect of exchange rate fluctuations on cash and cash equivalents	211	906

Cash and cash equivalents, end of period	$9,381	$7,721

(1)	Business acquisitions
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
(2)	Intangible assets acquired from others for use in research and development
Under U.S. GAAP, amounts paid for intangible assets used solely in research and development activities with no alternative future use are expensed and are reported as operating activities in the consolidated statements of cash flows. Under Canadian GAAP, finite life intangible assets, such as patents and licenses, acquired from others for use in research and development activities, are deferred and recognized over the period of the related development project for which reasonable certainty exits and are reported as investing activities in the consolidated statements of cash flows.

(3)	Warrants
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
As disclosed in Note 2, effective January 1, 2008 the Company changed its functional currency to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, under U.S. GAAP the previously recognized liability associated with the fair value of the warrants as at December 31, 2007 of $64 was reclassified to stockholders’ equity on January 1, 2008.
     Canadian GAAP accounting standards adopted in the current year
     Inventories
In June 2007, the Accounting Standards Board (“AcSB”) of the Canadian Institute of Chartered Accountants (“CICA”) issued Handbook Section 3031, Inventories. Section 3031 prescribes the measurement of inventory at the lower of cost and net realizable value. The cost of inventories shall comprise all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Section 3031 applies to interim and annual consolidated financial statements for fiscal years beginning on or after January 1, 2008. The adoption of Section 3031 resulted in a change to the Company’s accounting policy for raw material supplies to be valued at the lower of cost and net realizable value, instead of at the lower of cost and replacement cost under the Company’s previous accounting policy; however this change did not result in a material impact on the Company’s financial position or results of operations, for the current and prior periods presented
     Financial instruments – Disclosures and Presentations
In December 2006, the AcSB of the CICA issued Handbook Section 3862, Financial Instruments — Disclosures, which modifies the disclosure requirements of Section 3861, Financial Instruments – Disclosures and Presentation, and Section 3863, Financial Instruments – Presentations, which carries forward unchanged the presentation requirements for financial instruments of Section 3861. Section 3862 requires entities to provide disclosures in their financial statements that enable users to evaluate the significance of financial instruments on the entity’s financial position and its performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset. Sections 3862 and 3863 apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The adoption of these revised Sections did not result in a material impact on the Company’s financial position or results of operations. The above additional disclosures with respect to the potential impact of risks arising from financial instruments as required by the Section 3862 are provided in Note 10.

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
The Company monitors capital with the objective of having sufficient cash, cash equivalents and short-term investments to fund budgeted expenditures over a minimum of the next 12 months. The Company issues additional equity securities as required to finance its operations.
At June 30, 2008 cash, cash equivalents and short-term investments were approximately $14,187. The Company’s cash equivalents and short-term investments are invested in money market funds, short-term obligations of the certain provinces and commercial paper.
     Going Concern
In April 2007, the CICA approved amendments to Handbook Section 1400, “General Standards of Financial Statement Presentation”. These amendments require management to assess an entity’s ability to continue as a going concern. When management is aware of material uncertainties related to events or conditions that may cast doubt on an entity’s ability to continue as a going concern, those uncertainties must be disclosed. In assessing the appropriateness of the going concern assumption, the standard requires management to consider all available information about the future, which is at least, but not limited to, 12 months from the balance sheet date. The adoption of these amendments did not result in a material impact on the Company’s financial position or results of operations.
     Canadian GAAP accounting standards effective in future years
     Goodwill and Intangible Assets
In February 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets Section 3064, which replaces Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets, including internally generated intangible assets, are equivalent to the corresponding provisions of International Financial Reporting Standard IAS 38, Intangible Assets. Section 3064 is effective for the Company’s interim and annual consolidated financial statements commencing January 1, 2009. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
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
          The following presents the conversion of the Company’s comparative financial information from Canadian dollars and Canadian GAAP to U.S. dollars and U.S. GAAP:
a) Consolidated statement of operations and other comprehensive income for the six months ended June 30, 2007:

	As previously
	reported	As restated
	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $
Revenue
Contract research and development	$649	$572
Licensing revenue from collaborative agreements	191	168
Licensing, royalties, and other revenue	24	21

	864	761

Expenses
Research and development	6,688	6,327
General and administrative	4,681	4,125
Marketing and business development	581	512
Depreciation	1,719	102
Investment and other income	—	—
Change in fair value of warrant liability	—	(668)

	13,669	10,398

Loss before income taxes	(12,805)	(9,637)

Income tax recovery:
Future	1,193	—

Net loss	(11,612)	(9,637)
Other comprehensive (loss) income	(52)	1,990

Comprehensive loss	$(11,664)	$(7,647)

Basic and diluted loss per share	$(0.60)	$(0.49)

Weighted average number of common shares outstanding	19,485,889	19,485,889

b) Consolidated statement of cash flows for the six months ended June 30, 2007:

	As previously
	reported	As restated
	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $
Operating
Net loss	$(11,612)	$(9,637)
Depreciation	1,719	102
Future income tax recovery	(1,193)	—
Stock-based compensation expense	948	835
Change in fair value of warrant liability	—	(668)
Gain on sale of short-term investments	(52)	(46)
Proceeds from collaborative agreements	2,925	2,500
Foreign exchange gain on notes payable	(20)	—
Deferred revenue	(191)	(168)
Foreign exchange loss on cash and cash equivalents	307	—
Net change in non-cash working capital balances from operations
Accounts receivable	719	634
Prepaid expenses	(55)	(48)
Inventory	(3,140)	(2,767)
Accounts payable and accrued liabilities	(140)	(123)

	(9,785)	(9,386)

Investing
Purchase of short-term investments	(19,428)	(17,119)
Redemption of short-term investments	23,226	20,465
Purchase of plant and equipment	(134)	(118)
Payment of accrued business acquisition costs	(277)	(244)
Purchase of intangible assets	(493)	—

	2,894	2,984

Financing
Repayment of share issuance costs	(192)	(169)
Repayment of capital lease obligation	(26)	(23)

	(218)	(192)

Net cash outflow	(7,109)	(6,594)
Effect of exchange rate fluctuations on cash and cash equivalents	(307)	906

Decrease in cash and cash equivalents	(7,416)	(5,688)
Cash and cash equivalents, beginning of period	15,626	13,409

Cash and cash equivalents, end of period	$8,210	$7,721

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$1	$1
Amount of income taxes paid in the period	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A – “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
          Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer. We have an exclusive, worldwide collaboration agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development and commercialization of Stimuvax. Our pipeline of clinical and preclinical stage proprietary small molecule product candidates includes PX-12, PX-478 and PX-866 and was acquired by us in October 2006 in connection with our acquisition of ProlX Pharmaceuticals Corporation, or ProlX. The most advanced of our small molecule candidates are PX-12, which is currently in Phase 2 development for pancreatic cancer, and PX-478 for which we initiated a Phase 1 clinical trial in advanced metastatic cancer in August 2007. We initiated a Phase 1 trial for PX-866 for advanced metastatic cancer in June 2008. We have not licensed any rights to our small molecules to any third party and retain all development, commercialization, and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology that we may develop ourselves and/or license to others.
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
     In August 2007, we amended our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of

Stimuvax. Under the amended agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The amended agreements also contain development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the amended agreements, we retained responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. The execution of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million. In May 2008 we completed the transfer of certain assays and manufacturing technology related to Stimuvax which triggered a payment to us of $3.0 million.
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
          We have incurred substantial losses since our inception. As of June 30, 2008, our accumulated deficit totaled $331.6 million. Financial results for the three months ended June 30, 2008 reflect a consolidated net loss from operations of $4.9 million or $0.25 per share compared to $5.0 million or $0.25 per share for the same period in 2007. We recognized net losses of $10.0 million or $0.51 per share and $9.6 million or $0.49 per share for the six months ended June 30, 2008 and 2007, respectively. We expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.
          Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. We believe we will raise the necessary funds for the Company’s growth and development activities. However, there is no assurance that we will raise capital sufficient to enable us to continue our planned operations for the next 12 months.
          We would expect to seek additional financing from the sale and issuance of equity or debt securities or through forming strategic partnerships for our products. We cannot predict that financing will be available when and as we need financing or, if available, that the financing terms will be commercially reasonable. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until it is able to obtain sufficient financing to do so.
          On December 10, 2007, we became the successor corporation to Biomira Inc., a Canadian corporation, by way of a plan of arrangement effected pursuant to Canadian law. Pursuant to the plan of arrangement, shareholders of the former Biomira received one share of our common stock for each six common shares of Biomira that they held. For the quarter and six months ended June 30, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and related notes included elsewhere in this quarterly report have been prepared after giving effect to the six for one share exchange. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared using U.S. dollars as the reporting currency.
Key Financial Metrics
     Revenue
          Historically, our revenue has been derived from our contract research and development activities, payments under our collaborative agreements, and miscellaneous licensing, royalty and other revenues from ancillary business and operating activities. In addition, in connection with the entry into the amended collaboration and supply agreements with Merck KGaA in August 2007, we retained responsibility for the manufacture of Stimuvax and Merck KGaA agreed to exclusively purchase Stimuvax from us. As a result, our financial reporting from August 7, 2007, the date of the signed amended agreements, reflects the revenue related to the supply of Stimuvax separately as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. Our collaboration with Merck KGaA has contributed the substantial majority of our revenue, accounting for 99.7%, and 98.0% of total revenue in the three months ended June 30, 2008 and 2007, and 99.8% and 96.2% for the six months ended June 30, 2008 and 2007, respectively.
          Contract Research and Development. Contract research and development revenue represents Merck KGaA’s contribution toward shared costs associated with Stimuvax clinical trials and clinical trial material provided to Merck KGaA related to Stimuvax. Effective March 1,

2006, we transitioned responsibility for all Stimuvax clinical development and regulatory activities and the related costs thereon to Merck KGaA. In January 2007, Merck KGaA initiated a global Phase 3 clinical trial under our collaboration assessing the efficacy and safety of Stimuvax as a potential treatment for inoperable non-small cell lung cancer. We expect the clinical trial to include approximately 1,300 patients in approximately 30 countries. Because of the change in our responsibilities for Stimuvax clinical trials, our contract research and development revenue has been recently reduced as we no longer receive reimbursements for shared clinical trial costs.
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
          Licensing Revenue from Collaborative Agreements. Licensing revenue from collaborative agreements represents the amortization over the remaining patent life of upfront payments received under our agreements with Merck KGaA as well as amortization of other payments made upon achievement of development milestones relating to signing of the agreements, transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax. The milestone payments that have been previously received will be fully amortized by 2019.
          Other Revenue. Other revenue includes revenue from sales of compounds and processes from patented technologies to third parties. We did not generate any revenue from the sale of such compounds or processes during the three month period ended June 30, 2008. Revenue generated in the six months ended June 30, 2008 was not material to our results of operations.
     Expenses
          Research and Development/Manufacturing. Research and development/manufacturing expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and sale of clinical trial material. These expenses include external research and development expenses incurred pursuant to agreements with third party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense; third party supplier expenses and an allocation of facility costs.
          To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.
          We credit funding received from government research and development grants against research and development expense. These credits totaled $0.5 million and $0.4 million in the three months ended June 30, 2008 and 2007 and $0.8 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on

October 30, 2006. We expect to receive an additional $0.1 million during the remaining grant term. We have successfully applied for and received approval for a further $1.0 million grant for the calendar year ended July 31, 2009.
          Most of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any product candidate. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.
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
          As of the date of the amended collaboration and supply agreements with Merck KGaA, we began to report costs associated with the manufacturing and sale of Stimuvax clinical trial material as manufacturing expense. Previously, these amounts were aggregated with other research and development expenses. We expect manufacturing expense associated with this activity to increase in future periods as patient enrollment increases in the Phase 3 clinical trial Merck KGaA is currently conducting for Stimuvax.
          General and Administrative. General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, and accounting services and an allocation of our facility costs.

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

          Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar as a result of our redomicle into the United States effective December 10, 2007 and the corresponding increasing U.S. dollar denominated revenues and expenditures. As our reporting currency is also the U.S dollar, the June 30, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS 52, Foreign Currency Translation; namely, transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.
          Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2008. There have been no material changes in our critical accounting policies and estimates and judgments since that date.

Results of Operations for the Quarters Ended June 30, 2008 and June 30, 2007
          The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
     Overview

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2008	2007		2008	2007
	(In millions, except per			(In millions, except per
	share amounts)			share amounts)
Revenue	$1.2	$0.6	100.0%	$3.2	$0.8	300.0%
Expenses	6.1	6.0	1.7%	13.2	11.1	18.9%
Change in fair value of warrant liability	—	(0.4)	N/M +	—	(0.7)	N/M +
Net loss	$4.9	$5.0	(2.0)%	$10.0	$9.6	4.2%
Other comprehensive (income) loss	(.1)	(.8)	(87.5)%	0.0	(2.0)	N/M +
Comprehensive loss	$4.8	$4.2	14.3%	$10.0	$7.6	31.6%
Basic and diluted loss per share	$0.25	$0.25	N/M +	$0.51	$0.49	4.1%

+   Not meaningful
          As discussed in more detail below, the decrease in our net loss for the three months ended June 30, 2008 relative to the prior year period was primarily attributable to an increase in revenue from sale of clinical trial material to Merck KGaA to support the Phase 3 trial of Stimuvax. Our operating results were also affected by the amendments to the collaborative and supply agreements with Merck KGaA.
          A portion of our operating expenses are denominated in Canadian dollars, which was our functional currency in the quarter ended June 30, 2007, and increases in the value of the Canadian dollar relative to the U.S. dollar had an adverse effect on our expenses when expressed in U.S. dollars on our condensed consolidated statements of operations. Effective January 1, 2008, the U.S. dollar became both our functional and reporting currency, but we expect to continue to incur certain expenses in Canadian dollars associated with our Canadian operations and will therefore continue to be subject to foreign currency exchange risks.

     Revenue

	Three Months Ended				Six Months Ended
	June 30,		% Change		June 30,		% Change
	2008	2007			2008	2007
	(In millions)				(In millions)
Contract research and development	$—	$0.5	N/M	+	$—	$0.6	N/M	+
Contract manufacturing	0.8	—	N/M	+	2.5	—	N/M	+
License revenue from collaborative agreements	0.4	0.1	300.0%		0.7	0.2	250.0%

	$1.2	$0.6	100.0%		$3.2	$0.8	300.0%

+	Not meaningful
          The decrease in contract research and development revenue during the three months and six months ended June 30, 2008 relative to the comparable period in 2007 was due to the cessation of the clinical research collaboration with Merck as described in the section captioned “—Key Financial Metrics—Revenue,” above.
          Our contract manufacturing revenue increased as a result of the amended collaboration and supply agreements, which we signed with Merck KGaA in August 2007. Under the terms of such agreements, we have the responsibility of manufacturing Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from us.
          The increased licensing revenue from collaborative agreements represents the amortization of milestone payments received during 2007. These upfront milestone payments received under our agreements with Merck KGaA are amortized over the remaining patent life. The milestone payments that have been previously received will be fully amortized by 2019.
     Research and Development / Manufacturing Expenses

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
	2008	2007		2008	2007
	(In millions)			(In millions)
Research and development	$2.7	$3.4	(20.6)%	$5.0	$6.3	(20.6)%
Manufacturing	0.6	—	N/M +	2.7	—	N/M +

	$3.3	$3.4	(2.9)%	$7.7	$6.3	22.2%

          The increase in our combined research and development / manufacturing expense during the six month period relative to the comparable period in 2007 relates primarily to the manufacturing and sale of clinical trial material associated with the amended agreements with Merck KGaA relating to Stimuvax. The higher manufacturing costs in the six month period compared to the three months ended June 30, 2008 is due to the higher sales of Stimuvax in the first three months of the year.

          As noted in the section captioned “—Key Financial Metrics—Revenue,” effective August 7, 2007, the date of amended agreements with Merck KGaA, clinical trial material costs related to the supply of Stimuvax to Merck KGaA have been presented separately in the condensed consolidated statements of operations as manufacturing expense. Previously, these costs were reported under research and development expenses. As a result, the decrease in research and development expense in the quarter ended June 30, 2008 relative to the prior year period was primarily attributable to the change in our business relationship with Merck KGaA reflected in the amended agreements.
          General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
General and administrative	$2.7	$2.2	22.7%	$5.4	$4.1	31.7%
          The increase in general and administrative expense for the three and six month period ended June 30, 2008 relative to the comparable prior year periods was attributable to increased legal, accounting and investor communication costs associated with the preparation of statutory filings in the United States with the Securities and Exchange Commission.
          Marketing and Business Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Marketing and Business Development	$—	$—		$—	$0.5	N/M+
          We eliminated our marketing and business development organization in March 2007, as we increased our focus on the ongoing development of our newly acquired portfolio of small molecule compounds. As a result, our marketing and business development expense has been reduced to zero from $0.5 million.
          Depreciation Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Depreciation	$0.1	$—	N/M+	$0.2	$0.1	100.0%
          The relatively flat depreciation expense reflects the fact that we have not made any substantial capital expenditures or equipment purchases in the last two years.

          Investment and Other Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Investment and Other Income/(Expense)	$0.1	$(0.3)	(133.3)%	$0.1	$—	N/M+

+	Not meaningful
          The increase in investment and other income was primarily attributable to foreign exchange losses recognized for the three months ended June 30, 2007.
          Change in Fair Value of Warrant Liability

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Change in fair value of warrant liability	$—	$0.4	N/M+	$—	$0.7	N/M+
          Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar. Since the exercise price of the warrants is now denominated in our functional currency, there is no further requirement under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to adjust the warrants to fair value through earnings at each reporting date.

Liquidity and Capital Resources
     Cash, cash equivalents, short term investments and working capital
          As of June 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $9.4 million, short term investments of $4.8 million, and accounts receivable of $1.4 million. Our cash equivalents and short-term investments are typically invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Of our cash, cash equivalents, and short term investments at June 30, 2008, approximately $3.7 million was denominated in Canadian dollars and was reflected on our balance sheet based at applicable conversion rates on June 30, 2008. Our accounts receivable primarily represent invoices issued to Merck KGaA related to clinical trial materials. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses. Our cash, cash equivalents and short-term investments were $14.2 million as of June 30, 2008 compared to $24.2 million as of December 31, 2007, a decrease of $10.0 million or 41.3% which reflects net operating expenditures during the period.
          As of June 30, 2008, our working capital (where working capital is defined as current assets less current liabilities) was $13.2 million compared to $21.1 million as of December 31, 2007, a decrease of $7.9 million or 37.0%. The decrease in working capital is primarily attributable to a $10.0 million decrease in cash, cash equivalents and short-term investments, a $0.4 decrease in government grant receivable, a $0.7 million decrease in accounts receivable, $0.2 million decrease in notes receivable and a $1.2 million increase in current portion of deferred revenue, which was offset in part by a $2.1 million decrease in accounts payable and accrued liabilities and a $2.6 million increase in inventory.
          We believe that our currently available cash, cash equivalents, and short term investments will be sufficient to finance our operations into the first quarter of 2009.
          We will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, that the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.
          On March 20, 2008, we filed a base shelf registration statement on Form S-3 to issue up to $50 million common stock, debt securities, warrants, preferred stock or depositary shares. On July 29, 2008 we filed a post-effective amendment to our registration statement to give us the flexibility to offer and sell our common and preferred stock through issuance of subscription rights to our shareholders on a pro rata basis.
     Cash Flows From Operating Activities
          We used $9.7 million of cash in operating activities for the six months ended June 30, 2008, an increase of $0.3 million compared to $9.4 million for the six months ended June 30, 2007.

     Cash Flows From Investing Activities
          Cash flow from investing activities was $6.9 million for the six months ended June 30, 2008, an increase of $3.9 million over cash flow from investing activities of $3.0 million for the six months ended June 30, 2007. The increase in cash inflows from investing activities was attributable primarily to increased net redemptions of short-term investments.
     Cash Flows From Financing Activities
          We used $56,000 of cash in financing activities during the six months ended June 30, 2008, a decrease of $136,000 over the $192,000 used in the six months ended June 30, 2007. The decrease was attributable to payment in the first quarter of 2007 of offering expenses associated with our December, 2006 issuance of common stock.
Contractual Obligations and Contingencies

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases — premises	$6,950	$929	$1,686	$1,368	$2,967
Capital lease obligations (including interest)	117	83	34	—	—

Total contractual obligations	$7,067	$1,012	$1,720	$1,368	$2,967

          In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2008:
          The lease for our corporate facilities in Edmonton, Alberta expired on June 30, 2007, and we have continued to occupy the premises on a month-to-month basis. During the quarter ended June 30, 2007, we entered into an offer to lease approximately 32,000 square feet with the Edmonton Economic Development Corporation. The offer to lease contemplates a lease term extending through to June 30, 2012 with an average base annual rent of $0.3 million with an option to renew for a further five year term. The base annual rent under the offer to lease has been reflected in the above schedule of contractual obligations.
          In July 2007, Biomira Marketing Inc., our wholly-owned subsidiary, entered a lease agreement for an office facility in Bellevue, Washington. The lease has a term extending through November 2008 and provides for a monthly base rent of $8,200 for the first 12 months increasing to $8,500 for the remaining six months. In May of 2008, we entered into a sublease agreement for a office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May of 2008 we also entered into a lease agreement directly with the landlord beginning on December 18, 2011 for a period of 84 months to December 18, 2017. The sublease provides for a base rent of $33,324 increasing to $36,354. The lease provides for a base rent of $47,715 increasing to $52,259 in 2018.

          In September 2007, we entered into a new three year capital lease for computer equipment.
          In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $0.2 million was outstanding as of December 31, 2007 and June 30, 2008. One loan, in the aggregate principal amount of $0.1 million, requires repayment only if we commercialize the product or service developed with the funds provided under the loan agreement. For purposes of the loan, a product or service is considered to be commercialized as of the date we receive FDA approval for the product or service or upon receipt of consideration for the sale or license of the product or service. In addition, if we commercialize a product or service developed with funding under the loan agreement, we are required to conduct manufacturing in the Commonwealth of Pennsylvania or pay a transfer fee equal to three times the amount of the funding. A second loan, in the aggregate principal amount of $0.1 million, is repayable on similar terms as the first loan if we commercialize a product or service developed with funding received under the second loan. In addition, under the second loan agreement, if we commercialize a product or service funded under the second loan, we are obligated to maintain a “significant presence,” defined as 80% of our personnel, in the Commonwealth of Pennsylvania for a period of ten years or to pay a transfer fee equal to three times the amount of the funding. Finally, if we become obligated to repay the loans as a result of having commercialized a product or service, the aggregate amount repayable will equal the original funded amount multiplied by a factor ranging from one to two, subject to certain conditions. As the timing of any future payments under these loans cannot be determined with any certainty, the related repayments have not been reflected in the above schedule of contractual obligations.
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
Guarantees and Indemnification
          In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2008, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities,

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          The adoption of SFAS 157 did not have any effect on our financial condition or results of operations, however, SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. All of the Company’s financial instruments as of June 30, 2008 are valued based on other observable inputs. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 did not result in a material impact on our financial position or results of operations.
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

          In May 2008 the Financial Accounting Standard Board (“FASB”) released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor,  that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.
     We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.
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

          In March 2008, the FASB issued SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 161 requires each company with derivative instruments to disclose information about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not utilize derivative instruments and, therefore, does not expect that there will be any impact on our consolidated financial statements.
Item 3. Qualitative and Quantitative Disclosures about Market Risks
Foreign Currency Exchange Risk
          As of June 30, 2008 and December 31, 2007, approximately $3.7 million and $10.9 million respectively, of our cash, cash equivalents, and short-term investments were denominated in Canadian dollars. In addition, a portion of our operating expenses is denominated in Canadian dollars. As a result of certain transactions being conducted in other than U.S. currency our business in two principal currencies, our operating results have been, and may be in the future, adversely affected by currency exchange rate fluctuations. We do not hedge our exposure to foreign currency risks.
Interest Rate Sensitivity
          We had cash, cash equivalents, and short-term investments totaling $14.2 million and $24.2 million as of June 30, 2008 and December 31, 2007. These amounts were invested primarily in money market funds, short term obligations of certain Provinces of Canada, and commercial paper. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income.
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

          Based on their evaluation, our management has concluded, as discussed in our annual report on Form 10-K, that a material weakness existed in our internal control over financial reporting as of December 31, 2007 and as a result our disclosures controls and procedures were not effective. Our management has concluded that, as of June 30, 2008, the material weakness remains present.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation
          In response to the material weakness in our internal controls noted in our annual report on Form 10-K, we have formalized procedures relating to the preparation of the schedules supporting financial statement disclosure and enhanced the review process for such schedules. Specifically, the schedules supporting financial statement disclosure will be subject to an additional level of review. While we have implemented procedures to remedy the material weakness, due to changes in personnel, we have not fully remediated this material weakness. We expect that this will be remediated when we have recruited the full complement of professional staff and have them in place for a three month period. We expect this to occur by the fourth quarter of the fiscal year 2008; however such procedures will not be tested until close of 2008.
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
     Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.
          We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we expect to need to raise additional funds from the sale of our securities in order to finance the commercialization of our product candidates. There is no assurance that we will raise capital sufficient to enable us to continue our operations for the next 12 months. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:
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
          We may not be able to secure sufficient financing on acceptable terms. If we cannot, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition. These factors could significantly limit our ability to continue as a going concern.
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
          We have incurred net losses in each fiscal year since we commenced our research activities in 1985. For the year ended December 31, 2007 and the three and six months ended June 30, 2008, we incurred a net loss of approximately $20.3 million and $4.9 million and $10.0 million respectively. In addition, as of June 30, 2008, our accumulated deficit was approximately $331.6 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
     There is no assurance that we will be granted regulatory approval for any of our product candidates.
          Merck KGaA is currently testing our lead product candidate, Stimuvax, in an ongoing Phase 3 clinical trial for the treatment of NSCLC. PX-12 is currently in a Phase 2 clinical trial for pancreatic cancer and a Phase 1b trial in patients with advanced metastatic cancer which we initiated in June of 2008 to explore a more prolonged infusion regime. In addition, we have recently initiated a Phase 1 clinical trial for PX-478 and PX-866. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
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
          As of June 30, 2008, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 14 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
          PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are Novartis (clinical phase I/II), Semafore (phase I), Exelixis (phase I), Genentech (phase I), and Calistoga (phase I).
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
          Remedying this material weakness and maintaining proper and effective internal controls requires substantial management time and attention and will result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function. In particular, we have recruited and continue to recruit financial personnel in order to improve our internal controls. We are also relying on an outside consulting firm to assist us in developing our internal controls over financial reporting. Any failure to remedy our identified control deficiency or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in our 2007 Annual Report on Form 10-K, our management, together with our independent registered chartered accountants, has identified a control deficiency in the past and may identify additional deficiencies in the future.
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
          As of June 30, 2008, we had outstanding 19,492,432 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Dr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. As a result of the arrangement, all shares of our common stock received by former ProlX stockholders, other than Dr. Kirkpatrick and Dr. Powis, are freely tradeable and not subject to the restrictions of Rule 144. Because they are deemed our “affiliates,” the shares issued to Dr. Kirkpatrick and Dr. Powis are subject to the restrictions on sale imposed by Rule 144 for as long as they remain our “affiliates.” If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.
     We expect to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.
          We expect that we will seek to raise additional capital from time to time in the future. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.
     Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.
          On January 1, 2006, we adopted SFAS 123, Share-Based Payment, Revised 2004, or SFAS 123(R), which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard has had and is expected to continue to have a significant effect on our reported results of operations, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, which could create volatility in the way we report earnings, and therefore, negatively affect our stock price and our stock price volatility.
     Our operating results may be affected by currency exchange rate fluctuations.
          Of our cash, cash equivalents, and short-term investments as of June 30, 2008, approximately $3.7 million were denominated in Canadian dollars. A portion of our operating expenses, are denominated in Canadian dollars. We do not hedge our exposure to foreign currency risks.
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

ONCOTHYREON INC. (Registrant)
Date: August 11, 2008	/s/ Edward A. Taylor
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