Form 10-Q
period 2008-09-30
Oncothyreon Inc.
filed 2008-11-10
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2601 Fourth Ave, Suite 500
Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)
(206) 801-2100
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 6, 2008, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 19,492,432.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED September 30, 2008
INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Qualitative and Quantitative Disclosures about Market Risks	33
Item 4. Controls and Procedures	33
Part II — Other Information	34
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 6. Exhibits	48
Signatures	49
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-12.1
EX-31.1
EX-31.2
EX-32.1
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except stock amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$11,378	$12,035
Short-term investments	—	12,151
Accounts receivable	1,590	2,024
Government grant receivable	154	552
Notes receivable	—	364
Prepaid expenses	471	528
Inventory (See Note 5)	10,228	5,069

	23,821	32,723
Plant and equipment, net	1,460	1,378
Notes receivable	214	—
Long term deposit	354	—
Goodwill	2,117	2,117

	$27,966	$36,218

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,015	$5,768
Current portion of capital lease obligations	70	104
Current portion of deferred revenue	9,202	5,801

	14,287	11,673
Capital lease obligations	22	66
Notes payable	199	199
Warrant liability (See Note 6)	—	64
Deferred revenue	13,804	12,167
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	28,342	24,199

Contingencies, commitments, and guarantees (See Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,492,432 and 19,485,889 shares issued and outstanding	325,043	324,992
Warrants (See Note 6)	64	—
Additional paid-in capital	14,725	13,636
Accumulated deficit	(335,142)	(321,543)
Accumulated other comprehensive loss	(5,066)	(5,066)

	(376)	12,019

	$27,966	$36,218

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenue
Contract research and development	$—	$30	$—	$602
Contract manufacturing	426	919	2,946	919
Licensing revenue from collaborative agreements	376	148	1,028	316
Licensing, royalties, and other revenue	—	2	—	23

	802	1,099	3,974	1,860

Expenses
Research and development (See Note 4)	1,883	1,406	6,917	7,733
Manufacturing	422	1,168	3,148	1,168
General and administrative	1,941	4,105	7,305	8,230
Marketing and business development	—	27	—	539
Depreciation	111	60	317	162
Investment and other (income) expense (See Note 8)	14	395	(114)	395
Change in fair value of warrant liability (See Note 6)	—	(511)	—	(1,179)

	4,371	6,650	17,573	17,048

Net loss	(3,569)	(5,551)	(13,599)	(15,188)
Other comprehensive income	31	1,095	—	3,085

Comprehensive loss	$(3,538)	$(4,456)	$(13,599)	$(12,103)

Basic and diluted loss per share	$(0.18)	$(0.28)	$(0.70)	$(0.78)

Weighted average number of common shares outstanding	19,492,432	19,485,889	19,490,011	19,485,889

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(expressed in thousands of U.S. dollars, except number of common shares issued and outstanding)
(Unaudited)

						Accumulated
				Additional		Other
	Common Stock			Paid-in	Accumulated	Comprehensive
	Number	Amount	Warrants	Capital	Deficit	Loss
Balance at December 31, 2006	19,485,889	$324,992	$—	$11,955	$(301,203)	$(8,309)

Stock-based compensation	—	—	—	1,681	—	—
Net loss	—	—	—	—	(20,340)	—
Unrealized holding loss on available-for-sale-securities	—	—	—	—	—	(48)
Foreign currency translation adjustments	—	—	—	—	—	3,291

Other comprehensive income						3,243

Balance at December 31, 2007	19,485,889	$324,992	$—	$13,636	$(321,543)	$(5,066)

Stock-based compensation	—	—	—	1,140	—	—
Net loss	—	—	—	—	(13,599)	—
Release of restricted share units	6,543	51	—	(51)	—	—
Warrants (See Note 6)	—	—	64	—	—	—
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	—
Other comprehensive loss

Balance at September 30, 2008	19,492,432	$325,043	$64	$14,725	$(335,142)	$(5,066)

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating
Net loss	$(13,599)	$(15,188)
Depreciation	317	162
Stock-based compensation expense	1,140	1,239
Change in fair value of warrant liability (See Note 6)	—	(1,179)
Gain on disposal of short-term investments	—	(47)
Unearned revenue	7,060	5,518
Recognition of unearned revenue	(2,022)	(316)
Net change in non-cash working capital balances from operations
Accounts receivable	432	755
Government grant receivable	398	—
Prepaid expenses	57	87
Inventory	(5,159)	(3,185)
Accounts payable and accrued liabilities	(466)	1,667
Long term deposits	(354)	—

	(12,196)	(10,487)

Investing
Purchase of short-term investments	(22,376)	(26,247)
Redemption of short-term investments	34,248	31,444
Purchase of plant and equipment	(686)	(482)
Payment of accrued business acquisition cost	—	(251)
Collection of notes receivable	150	—

	11,336	4,464

Financing
Repayment of share issuance costs	—	(174)
Repayment of capital lease obligations	(78)	(40)

	(78)	(214)

Net cash outflow	(938)	(6,237)
Effect of exchange rate fluctuations on cash and cash equivalents	281	1,593

Decrease in cash and cash equivalents	(657)	(4,644)
Cash and cash equivalents, beginning of period	12,035	13,409

Cash and cash equivalents, end of period	$11,378	$8,765

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$6	$2
Amount of income taxes paid in the period	$—	$—

(See accompanying notes to the condensed consolidated financial statements)

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and Nine months ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)
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
Change in reporting entity
     On December 10, 2007, Oncothyreon became the successor corporation to Biomira Inc. (“Biomira”) by way of a plan of arrangement approved at a special meeting of the Stockholders of Biomira held in Edmonton, Alberta, Canada on December 4, 2007 and approved by the Alberta Court of Queen’s Bench under Canadian law on December 5, 2007. Biomira was incorporated under the Canada Business Corporations Act in 1985.
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, the plan of arrangement represents a transaction among entities under common control. Assets and liabilities transferred between entities under common control are accounted for at historical cost. Accordingly, the assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon. In addition, these condensed consolidated financial statements reflect the historical accounts of Biomira up to December 10, 2007 with the exception of basic and diluted loss per share amounts, descriptions and amounts of all common stock, common stock options, restricted share units and warrants and their corresponding exercise prices where applicable, which have been recast to reflect the 6 for 1 common share exchange effected by the plan of arrangement.
     In these condensed consolidated financial statements, the reference to “Company” means Biomira for periods prior to December 10, 2007 and Oncothyreon for periods thereafter.
2. BASIS OF PRESENTATION
Going concern
     As of September 30, 2008, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $11.4 million, and accounts receivable of $1.6 million. Management believes that the currently available cash, cash equivalents, and short term investments will be sufficient to finance its planned operations into the first quarter of 2009. The Company will require additional capital in order to continue the development of products in its pipeline and to expand its product portfolio.

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
     The Company would expect to seek additional financing from the sale of rights related to its existing product candidates, the sale and issuance of equity or debt securities or through forming strategic partnerships for its products. The Company cannot predict that financing will be available when and if it needs financing, or, if available, that the financing terms will be commercially reasonable. Accordingly, in the event new financing is not obtained, the Company will likely continue to reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until it is able to obtain sufficient financing to do so.
     The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations.
     These factors raise substantial doubt about the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
Accounting Basis
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
     Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and nine months ended September 30, 2008 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 filed on Form 10-K with the United States Securities and Exchange Commission.
     These condensed consolidated financial statements have been prepared using U.S. GAAP, which except as described in Note 12, conform, in all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”).
Foreign currency translation
     Effective January 1, 2008, the Company’s functional currency changed to the U.S. dollar from the Canadian dollar as a result of the Company’s redomicile into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. As the Company’s reporting currency is also the U.S dollar, the September 30, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS No. 52, Foreign Currency Translation; namely, transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.
3. ACCOUNTING POLICY CHANGES
Accounting standards adopted in the current year
Fair Value Measurements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of SFAS 157 did not have any effect on the Company’s financial condition or results of operations, however, SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. The Company did not own any financial instruments as of September 30, 2008. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.
The Fair Value Option for Financial Assets and Financial Liabilities
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations for the current or comparative periods presented.
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
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Investments and Hedging Activities an amendment to SFAS No. 133 (“SFAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company currently does not utilize derivative instruments and, therefore, does not expect that there will be any impact of SFAS 161 on its consolidated financial statements.

4. RESEARCH AND DEVELOPMENT
     Government grant funding of $269 (2007-$571) and $1,076 (2007-$1,449) was credited against research and development costs during the three and nine months ended September 30, 2008, respectively.
5. INVENTORY

	September 30,	December 31,
	2008	2007
Raw material supplies	$2,761	$1,693
Work-in-process	6,635	2,454
Finished goods	832	922

	$10,228	$5,069

6. SHARE CAPITAL
Warrants
     Under SFAS 133, share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of these warrants are recognized in the consolidated statements of operations.
     As disclosed in Note 2, effective January 1, 2008 the Company’s functional currency changed to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, the previously recognized liability represented by the fair value of the warrants at December 31, 2007 of $64 was credited to stockholders’ equity in the accompanying condensed consolidated balance sheet effective January 1, 2008 and there is no further requirement under SFAS 133 to adjust the warrants to fair value through earnings at each reporting date.
Stock transactions
(a) Loss per Share
     For the three and nine months ended September 30, 2008 and 2007, shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units, shares issuable upon the occurrence of certain contingencies pursuant to the terms of the May 2, 2001 Merck KGaA agreement, shares issuable upon the occurrence of certain contingencies pursuant to the agreement governing the October 30, 2006 ProlX acquisition, and purchase warrants issued in connection with the July 13, 2004 and September 26, 2006 offerings of equity securities, respectively, have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
(b) Registration Statement
     On March 20, 2008, the Company filed a shelf registration statement on Form S-3 to issue up to $50 million in common stock, preferred stock, debt securities, depositary shares, warrants, units and guarantees. On July 29, 2008, the Company filed a post-effective amendment to such registration statement to give it the flexibility to offer and sell its common stock and preferred stock through the issuance of subscription rights to its stockholders on a pro rata basis. On September 2, 2008, the Company announced its intention to offer 5,100,000 shares of its common stock in a fully-underwritten, public offering pursuant to its effective shelf registration statement. As of the date of this report on Form 10-Q, the Company had not been able to consummate such offering given adverse market conditions.
7. STOCK-BASED COMPENSATION
Stock Option Plan
     The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008 the exercise price of each option equals the closing market value at the date immediately preceding the date of the grant in Canadian dollars as quoted on the Toronto Stock Exchange. The exercise price of options granted subsequent to April 1, 2008 equals the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the day of the option grant. In general, options issued under the plan vest in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of the initial grant.
     During the three and nine month periods ended September 30, 2008, the Company granted zero and 150,600 (2007 —zero and 246,266) stock options, respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
CDN$ — Weighted average grant-date fair value for stock options granted in CDN$	$—	$—	$3.84	$6.47
US$ — Weighted average grant-date fair value for stock options granted in US$	$—	$—	$2.93	$—
Expected dividend rate	N/A	N/A	0%	0%
Expected volatility	N/A	N/A	114.19%	102.52%
Risk-free interest rate	N/A	N/A	3.09%	4.21%
Expected life of options in years	N/A	N/A	6.0	6.0
8. IMPACT OF FOREIGN CURRENCY TRANSLATION
     Included in investment and other expense of $(14) (2007 — expense of $(395)) and income of $114 (2007 — expense of $(395)) for the three and nine months period ended September 30, 2008, respectively, in the condensed consolidated statements of operations are net foreign exchange losses of $44 (2007 — income $630) and $201 (2007 — income $1,208) respectively.
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
Interest rate risk
     The Company’s short-term investments are primarily comprised of fixed interest securities. The Company’s earnings from its short-term investments are exposed to interest rate risk since individual investments held within the portfolio re-price to market interest rates as they mature and new investments are purchased. A 100 basis points decline in interest rates, occurring January 1, 2008 and sustained throughout the period ended September 30, 2008, would result in a decline in investment income of approximately $120 for that same period.
Foreign exchange risk
     The Company purchases goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. To manage its Canadian dollar exposure to foreign exchange risk, the Company has considered, but generally does not utilize, derivative instruments. The effect of exchange rate fluctuations may adversely affect the Company’s results in the future. A 10% strengthening of the Canadian dollar against the U.S. dollar, occurring January 1, 2008 and sustained throughout the period ended September 30, 2008, would result in an increase in expenses of approximately $950. This analysis assumes that all other variables, in particular interest rates, remain constant.
     At September 30, 2008, the Company has Canadian dollar denominated cash and cash equivalents of $865 and therefore, the carrying value of cash and cash equivalents may also be impacted by exchange rate fluctuations. At September 30, 2008, a 10% strengthening of the Canadian dollar against the U.S. dollar would result in a decrease in net loss of approximately $90 for the period ended September 30, 2008.
     During 2008 and the comparative periods presented, the Company did not enter into any foreign exchange forward or other derivative contracts in order to reduce its exposure to fluctuating foreign currency exchange rates. As there were no open foreign exchange forward or other derivative contracts at September 30, 2008 and December 31, 2007, no assets or liabilities with respect to such contracts have been recorded in the condensed consolidated balance sheets as at those dates.
Short-term investments
     The Company’s short term investments are typically invested in short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unavailable, the Company uses quotes provided by its fund manager based on recent trading activity and other relevant information. At September 30, 2008 the Company did not hold any short term investments.
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
Capital lease obligations
     The estimated fair value of the capital lease obligations is based on the present value of expected future cash flows discounted using an estimate of the Company’s current borrowing rate. As at September 30, 2008 fair value was estimated to be $90.
Notes payable and class UA preferred stock
     The fair values of notes payable and class UA preferred stock are assumed to be equal to their carrying value as the amounts that will be paid and the timing of the payments cannot be determined with any certainty.
Limitations
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Additional disclosure as required by SFAS 157 for assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total carrying	active markets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Short term investments	$—	$—	$—	$—
Capital lease obligations	92	—	90	—
11. SEGMENTED INFORMATION
     The Company is engaged world wide primarily in the biotechnology health care industry in a single business segment—research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue from operations in
Canada	$4	$6	$12	$36
United States	797	—	3,920	—
Barbados	—	1,076	28	1,773
Europe	1	17	14	51

	$802	$1,099	$3,974	$1,860

Depreciation
Canada	$70	$49	$224	$140
United States	41	11	93	22

	$111	$60	$317	$162

	September 30,	December 31,
	2008	2007
Long-lived assets
Canada	$705	$833
United States	2,873	2,662

	$3,577	$3,495

     Long-lived assets consist of plant and equipment and goodwill.
     The Company derives significant revenue from certain customers. The number of customers that individually accounts for more than 10% of revenue and total revenue from transactions with those customers is as follows:

	Customers	Revenue
Nine months ended September 30, 2007	1	$1,827
Nine months ended September 30, 2008	1	$3,962
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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Consolidated statements of operations and other comprehensive income
Net loss – U.S. GAAP	$(3,569)	$(5,551)	$(13,599)	$(15,188)
Intangible assets (1), (2)	(884)	(768)	(2,450)	(2,181)
Future income taxes (1)	446	323	1,266	1,374
Acquired in-process research and development, net of future income taxes (2)	—	93	—	528
Change in fair value of warrants (3)	—	(511)	—	(1,179)

Net loss – Canadian GAAP	$(4,007)	$(6,414)	$(14,783)	$(16,646)

Weighted average number of common shares outstanding	19,492,432	19,485,889	19,490,011	19,485,889

Loss per common share
Basic and diluted loss per share – U.S. GAAP	$(0.18)	$(0.28)	$(0.70)	$(0.78)
Basic and diluted loss per share – Canadian GAAP	$(0.21)	$(0.33)	$(0.76)	$(0.85)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Other comprehensive (loss) income – U.S. GAAP	$—	$3,085
Foreign currency translation adjustments	—	4,178

Other comprehensive (loss) income – Canadian GAAP	$—	$7,263

	September 30,		December 31,
	2008		2007
		Canadian		Canadian
	U.S. GAAP	GAAP	U.S. GAAP	GAAP
Consolidated balance sheets
Intangible assets (1), (2)	$—	$35,522	$—	$37,972
Future income tax liability (1)	—	9,202	—	10,468
Warrant liability (3)	—	—	64	—
Common Stock (1), (3)	325,043	324,188	324,992	324,137
Additional paid-in capital (3)	14,725	22,692	13,636	21,603
Deficit (1), (2), (3)	(335,142)	(324,468)	(321,543)	(309,685)
Accumulated other comprehensive loss	(5,066)	(1,246)	(5,066)	(1,246)
Warrants	64	4,778	—	4,778
Total Stockholders’ equity	(376)	25,944	12,019	39,587
     The cumulative effect of these adjustments on consolidated stockholder’s equity is as follows:

	September 30,	December 31,
	2008	2007
Stockholders’ equity (deficit) – U.S. GAAP	$(376)	$12,019
Intangible assets (1), (2)	35,522	37,972
Future income taxes (1)	(9,202)	(10,468)
Warrant liability reclassification (3)	—	64

Stockholders’ equity – Canadian GAAP	$25,944	$39,587

     The only effect of these differences on accumulated other comprehensive loss are foreign currency translation adjustments arising before the Company’s change in functional currency as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Accumulated other comprehensive loss – U.S. GAAP	$(5,066)	$(5,224)
Foreign currency translation adjustments	3,820	3,596

Accumulated other comprehensive loss – Canadian GAAP	$(1,246)	$(1,628)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Consolidated statements of cash flow – Canadian GAAP
Cash and cash equivalents, beginning of period	$12,035	$13,409
Cash used in operating activities (2)	(12,196)	(9,960)
Cash provided by investing activities (2)	11,336	3,937
Cash used in financing activities	(78)	(214)
Effect of exchange rate fluctuations on cash and cash equivalents	281	1,593

Cash and cash equivalents, end of period	$11,378	$8,765

(1)	Business acquisitions
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
     At September 30, 2008 cash, cash equivalents and short-term investments were approximately $11,378. The Company’s cash equivalents and short-term investments are invested in money market funds, short-term obligations of the certain provinces and commercial paper.
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

     The following presents the conversion of the Company’s comparative financial information from Canadian dollars and Canadian GAAP to U.S. dollars and U.S. GAAP:
a) Consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2007:

	As previously
	reported	As restated
	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $
Revenue
Contract research and development	$665	$602
Contract manufacturing	1,016	919
Licensing revenue from collaborative agreements	349	316
Licensing, royalties, and other revenue	25	23

	2,055	1,860

Expenses
Research and development	7,961	7,733
Manufacturing	1,290	1,168
General and administrative	9,093	8,230
Marketing and business development	595	539
Depreciation	2,589	162
Investment and other income	436	395
Change in fair value of warrant liability	—	(1,179)

	21,964	17,048

Loss before income taxes	(19,909)	(15,188)

Income tax recovery:
Future	1,518	—

Net loss	(18,391)	(15,188)
Other comprehensive (loss) income	(52)	3,085

Comprehensive loss	$(18,443)	$(12,103)

Basic and diluted loss per share	$(0.96)	$(0.78)

Weighted average number of common shares outstanding	19,485,889	19,485,889

b) Consolidated statement of cash flows for the nine months ended September 30, 2007:

	As previously
	reported	As restated
	Canadian	U.S. GAAP
	GAAP CDN $	U.S. $
Operating
Net loss	$(18,391)	$(15,188)
Depreciation	2,589	162
Future income tax recovery	(1,518)	—
Stock-based compensation expense	1,369	1,239
Change in fair value of warrant liability	—	(1,179)
Gain on sale of short-term investments	(52)	(47)
Unearned revenue	6,068	5,518

Recognition of unearned revenue	(349)	(316)
Foreign exchange gain on notes payable	(34)	—
Foreign exchange loss on notes receivable	60	—
Foreign exchange loss on cash and cash equivalents	362	—
Net change in non-cash working capital balances from operations
Accounts receivable	834	755
Prepaid expenses	96	87
Inventory	(3,519)	(3,185)
Accounts payable and accrued liabilities	1,842	1,667

	(10,643)	(10,487)

Investing
Purchase of short-term investments	(28,998)	(26,247)
Redemption of short-term investments	34,739	31,444
Purchase of plant and equipment	(533)	(482)
Payment of accrued business acquisition costs	(277)	(251)
Purchase of intangible assets	(583)	—

	4,348	4,464

Financing
Repayment of share issuance costs	(192)	(174)
Repayment of capital lease obligation	(44)	(40)

	(236)	(214)

Net cash outflow	(6,531)	(6,237)
Effect of exchange rate fluctuations on cash and cash equivalents	(362)	1,593

Decrease in cash and cash equivalents	(6,893)	(4,644)
Cash and cash equivalents, beginning of period	15,626	13,409

Cash and cash equivalents, end of period	$8,733	$8,765

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$2	$2
Amount of income taxes paid in the period	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A – “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer. We have an exclusive, worldwide collaboration agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development and commercialization of Stimuvax. Our pipeline of clinical and preclinical stage proprietary small molecule product candidates includes PX-12, PX-478 and PX-866 and was acquired by us in October 2006 in connection with our acquisition of ProlX Pharmaceuticals Corporation, or ProlX. The most advanced of our small molecule candidates are PX-12, which is currently in Phase 2 development for pancreatic cancer, and PX-478 for which we initiated a Phase 1 clinical trial in advanced metastatic cancer in August 2007. We initiated a Phase 1 trial for PX-866 for advanced metastatic cancer in June 2008. We have not licensed any rights to our small molecules to any third party and retain all development, commercialization, and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology that we may develop ourselves and/or license to others. On September 2, 2008, we announced a prioritization plan to focus our resources and capital on the clinical development of PX-478 and PX-866. We currently intend to seek a partner for further clinical development of PX-12, as the next stage of development for PX-12 will require substantial resources and time, which would be more suitable in partnership with a larger pharmaceutical company.
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
     In August 2007, we amended our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the amended agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The amended agreements also contain development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the amended agreements, we retained responsibility for the manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. The execution of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million. In May 2008 we completed the transfer of certain additional assays and manufacturing technology related to Stimuvax which triggered a payment to us of $3.0 million.

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
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue the development of our product candidates. We expect expenditures associated with the manufacture of Stimuvax to be substantially offset by payments from Merck KGaA.
     We have incurred substantial losses since our inception. As of September 30, 2008, our accumulated deficit totaled $335.1 million. Financial results for the three months ended September 30, 2008 reflect a consolidated net loss from operations of $3.6 million or ($0.18) per share compared to $5.6 million or ($0.28) per share for the same period in 2007. We recognized net losses of $13.6 million or ($0.70) per share and $15.2 million or ($0.78) per share for the nine months ended September 30, 2008 and 2007, respectively. We expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.
     Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. We believe we will raise the necessary funds for our growth and development activities. However, there is no assurance that we will raise capital sufficient to enable us to continue our planned operations for the next 12 months. On September 2, 2008, we announced our intention to offer 5,100,000 shares of our common stock in a fully-underwritten, public offering pursuant to our effective shelf registration statement. As of the date of this report on Form 10-Q, we have not been able to consummate such offering given adverse market conditions.
     The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. While we may continue to seek additional financing from the sale and issuance of equity or debt securities we are also exploring other financing alternatives, and may sell rights related to our existing product candidates, form strategic partnerships for our product candidates or enter into other transactions designed to improve our cash position. We cannot predict that financing will be available when and as we need financing or, if available, that the financing terms will be commercially reasonable. Accordingly, in the event new financing is not obtained, we will likely continue to reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until we are able to obtain sufficient financing to do so.
     On August 20, 2008, we disclosed that we had received a letter from The Nasdaq Stock Market indicating that (i) we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) that specifies, among other things, that the market value of our common stock be at least $50 million and (ii) in accordance with the Marketplace Rule 4450(e)(4), we had a 30-calendar-day period in which to regain compliance. On September 16, 2008, we received a Staff Determination Letter from The Nasdaq Stock Market indicating that we had not regained compliance.

     We appealed this initial delisting determination to a hearing conducted by a NASDAQ Listing Qualifications Panel, or the Panel, on October 23, 2008. The Panel has not yet rendered a decision regarding our appeal. In the event of an unfavorable determination by the Panel, we would alternatively apply to have our common stock transferred to the Nasdaq Capital Market, as long as we satisfy the requirements for continued inclusion on the Nasdaq Capital Market set forth in the NASDAQ Marketplace Rules. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Global Market, nor can there be assurance that our shares will alternatively be approved for listing on the NASDAQ Capital Market.
     On December 10, 2007, we became the successor corporation to Biomira Inc., a Canadian corporation, by way of a plan of arrangement effected pursuant to Canadian law. Pursuant to the plan of arrangement, shareholders of the former Biomira received one share of our common stock for each six common shares of Biomira that they held. For the quarter and nine months ended September 30, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and related notes included elsewhere in this quarterly report have been prepared after giving effect to the six for one share exchange. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared using U.S. dollars as the reporting currency.

Key Financial Metrics
Revenue
     Historically, our revenue has been derived from our contract research and development activities, payments under our collaborative agreements, and miscellaneous licensing, royalty and other revenues from ancillary business and operating activities. In addition, in connection with the entry into the amended collaboration and supply agreements with Merck KGaA in August 2007, we retained responsibility for the manufacture of Stimuvax and Merck KGaA agreed to exclusively purchase Stimuvax from us. As a result, our financial reporting from August 7, 2007, the date of the signed amended agreements, reflects the revenue related to the supply of Stimuvax separately as contract manufacturing revenue. Previously, these amounts were reported under contract research and development revenue. Our collaboration with Merck KGaA has contributed the substantial majority of our revenue, accounting for 99.4%, and 99.6% of total revenue in the three months ended September 30, 2008 and 2007, and 99.7% and 98.2% for the nine months ended September 30, 2008 and 2007, respectively.
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
     Other Revenue. Other revenue includes revenue from sales of compounds and processes from patented technologies to third parties. We did not generate any revenue from the sale of such compounds or processes during the three month period ended September 30, 2008. Revenue generated in the nine months ended September 30, 2008 was not material to our results of operations.
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
     We credit funding received from government research and development grants against research and development expense. These credits totaled $0.3 million and $0.6 million in the three months ended September 30, 2008 and 2007 and $1.1 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. We have successfully applied for and received approval for a further $1.0 million grant for the period ended July 31, 2009.
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
     Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar as a result of our redomicile into the United States effective December 10, 2007 and the corresponding increasing U.S. dollar denominated revenues and expenditures. As our reporting currency is also the U.S. dollar, the September 30, 2008 condensed consolidated financial statements were translated under guidance provided in SFAS 52, Foreign Currency Translation; namely, transactions denominated in foreign currencies are recorded in the functional currency at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rate prevailing at the balance sheet date. Gains and losses arising on the revaluation are included in the income statement. The change in functional currency was adopted prospectively with no restatement of comparative balances.
     Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2008, as amended. There have been no material changes in our critical accounting policies and estimates and judgments since that date.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and September 30, 2007
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
Overview

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
	(In millions, except per			(In millions, except per
	share amounts)			share amounts)
Revenue	$0.8	$1.1	(27.3)%	$4.0	$1.9	110.5%
Expenses	4.4	7.1	(38.0)%	17.6	18.2	3.3%
Change in fair value of warrant liability	—	(0.5)	N/M +	—	(1.2)	N/M +
Net loss	$3.6	$5.5	(34.5)%	$13.6	$17.0	(20.0)%
Other comprehensive (income) loss	—	(1.1)	N/M +	—	(3.1)	N/M +
Comprehensive loss	$3.5	$4.4	(20.5)%	$13.6	$12.1	(12.4)%
Basic and diluted loss per share	$0.18	$0.28	(35.7)%	$0.70	$0.78	(10.3)%

+	Not meaningful
     As discussed in more detail below, the decrease in our net loss for the three months ended September 30, 2008 relative to the prior year period was primarily attributable to a decrease in operating costs. Our operating results were also affected by the amendments to the collaborative and supply agreements with Merck KGaA.
     The decrease in our net loss for the nine months ended September 30, 2008 compared to the prior year period was attributable to an increase in revenue from the sale of clinical trial material to Merck KGaA to support the Phase 3 trial of Stimuvax.

     A portion of our operating expenses are denominated in Canadian dollars, which was our functional currency in the quarter ended September 30, 2007, and increases in the value of the Canadian dollar relative to the U.S. dollar had an adverse effect on our expenses when expressed in U.S. dollars on our condensed consolidated statements of operations. Effective January 1, 2008, the U.S. dollar became both our functional and reporting currency, but we expect to continue to incur certain expenses in Canadian dollars associated with our Canadian operations and will therefore continue to be subject to foreign currency exchange risks.
Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Contract research and development	$—	$—	N/M +	$—	$0.6	N/M +
Contract manufacturing	0.4	0.9	(55.6)%	2.9	0.9	222.2%
License revenue from collaborative agreements	0.4	0.2	100.0%	1.0	0.3	233.3%

	$0.8	$1.1	(27.3)%	$3.9	$1.8	116.7%

+	Not meaningful
     The decrease in contract research and development revenue during the nine months ended September 30, 2008 relative to the comparable period in 2007 was due to the cessation of the clinical research collaboration with Merck as described in the section captioned “—Key Financial Metrics—Revenue,” above.
     Our contract manufacturing revenue decreased for the three months ended September 30, 2008 relative to the comparable period in 2007 as a result of a lower number of lots released relative to the comparable period in 2007. Contract manufacturing revenue increased for the nine months ended September 30, 2008 relative to the comparable period in 2007 as a result of the amended collaboration and supply agreements, which we signed with Merck KGaA in August 2007. Under the terms of such agreements, we have the responsibility of manufacturing Stimuvax and Merck KGaA has agreed to exclusively purchase Stimuvax from us.
     The increased licensing revenue from collaborative agreements represents the amortization of milestone payments received during 2007 and 2008. These upfront milestone payments received under our agreements with Merck KGaA are deferred and recognized over the remaining patent life. The milestone payments that have been previously received will be fully amortized by 2019.
Research and Development / Manufacturing Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Research and development	$1.9	$1.4	35.7%	$6.9	$7.7	(10.4)%
Manufacturing	0.4	1.2	(66.7)%	3.1	1.2	158.3%

	$2.3	$2.6	(11.5)%	$10.0	$8.9	12.4%

     The combined research and development /manufacturing expenses were lower in the three months ended September 30, 2008 due to the lower number of lots released relative to the comparable period in the previous year. The increase in our combined research and development / manufacturing expense during the nine month period relative to the comparable period in 2007 relates primarily to the manufacturing and sale of clinical trial material associated with the amended agreements with Merck KGaA relating to Stimuvax which came into effect in the second half of 2007.
     As noted in the section captioned “—Key Financial Metrics—Revenue,” effective August 7, 2007, the date of amended agreements with Merck KGaA, clinical trial material costs related to the supply of Stimuvax to Merck KGaA have been presented separately in the condensed consolidated statements of operations as manufacturing expense. Previously, these costs were reported under research and development expenses. As a result, the decrease in research and development expense in the quarter ended September 30, 2008 relative to the prior year period was primarily attributable to the change in our business relationship with Merck

KGaA reflected in the amended agreements.
General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
General and administrative	$1.9	$4.1	-53.7%	$7.3	$8.2	11.0%
     The decrease in general and administrative expense for the three and nine month period ended September 30, 2008 relative to the comparable prior year periods was attributable higher professional fees incurred in the prior year for the reincorporation into the United States.
Marketing and Business Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Marketing and Business Development	$—	$—	—%	$—	$0.5	N/M+
     We eliminated our marketing and business development organization in March 2007, as we increased our focus on the ongoing development of our newly acquired portfolio of small molecule compounds. As a result, our marketing and business development expense has been reduced to zero from $0.5 million.
Depreciation Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Depreciation	$0.1	$0.1	—%	$0.3	$0.2	50.0%
     The relatively flat depreciation expense reflects the fact that we have not made any substantial capital expenditures or equipment purchases in the last two years.
Investment and Other Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Investment and Other Income/(Expense)	$—	$(0.3)	N/M+	$0.1	$(0.4)	125.0%

+	Not meaningful
     The increase in investment and other income in the nine months ended September 30, 2008 compared to the previous year was primarily attributable to foreign exchange losses recognized during the three months ended September 30, 2007.
Change in Fair Value of Warrant Liability

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Change in fair value of warrant liability	$—	$0.5	N/M+	$—	$1.2	N/M+
     Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar. Since the exercise price of the warrants is now denominated in our functional currency, there is no further requirement under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to adjust the warrants to fair value through earnings at each reporting date.

Liquidity and Capital Resources
Cash, cash equivalents, short term investments and working capital
     As of September 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $11.4 million, and accounts receivable of $1.6 million. Our cash equivalents and short-term investments are typically invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Of our cash and cash equivalents at September 30, 2008, approximately $0.9 million was denominated in Canadian dollars and was reflected on our balance sheet based at applicable conversion rates on September 30, 2008. Our accounts receivable primarily represent invoices issued to Merck KGaA related to clinical trial materials. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses. Our cash, cash equivalents and short-term investments were $11.4 million as of September 30, 2008 compared to $24.2 million as of December 31, 2007, a decrease of $12.8 million or 52.9% which reflects net operating expenditures during the period.
     As of September 30, 2008, our working capital ( defined as current assets less current liabilities) was $9.5 million compared to $21.1 million as of December 31, 2007, a decrease of $11.6 million or 55.0%. The decrease in working capital is primarily attributable to a $12.8 million decrease in cash, cash equivalents and short-term investments, a $0.4 decrease in government grant receivable, a $0.4 million decrease in accounts receivable, $0.4 million decrease in notes receivable and a $3.4 million increase in current portion of deferred revenue, which was offset in part by a $0.7 million decrease in accounts payable and accrued liabilities and a $5.2 million increase in inventory.
     We believe that our currently available cash and cash equivalents will be sufficient to finance our operations into the first quarter of 2009.
     On March 20, 2008, we filed a shelf registration statement on Form S-3 to issue up to $50 million in common stock, preferred stock, debt securities, depositary shares, warrants, units and guarantees. On July 29, 2008, we filed a post-effective amendment to such registration statement to give us the flexibility to offer and sell our common stock and preferred stock through the issuance of subscription rights to our stockholders on a pro rata basis. On September 2, 2008, we announced our intention to offer 5,100,000 shares of our common stock in a fully-underwritten, public offering pursuant to our effective shelf registration statement. As of the date of this report on Form 10-Q, we have not been able to consummate such offering given adverse market conditions.
     We will require additional capital in order to continue the development of products in our pipeline and to expand our product portfolio. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. While we may continue to seek additional financing from the sale and issuance of equity or debt securities we are also exploring other financing alternatives, and may sell rights related to our existing product candidates, form strategic partnerships for our product candidates or enter into other transactions designed to improve our cash position. We cannot predict that financing will be available when and as we need financing or, if available, that the financing terms will be commercially reasonable. Accordingly, in the event new financing is not obtained, we will likely continue to reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until we are able to obtain sufficient financing to do so. If we are unable to raise additional financing when and if we require, it would raise substantial doubt about the Company’s ability to continue as a going concern.
Cash Flows From Operating Activities
     We used $12.2 million of cash in operating activities for the nine months ended September 30, 2008, an increase of $1.7 million compared to $10.5 million for the nine months ended September 30, 2007 which is attributable to the higher inventory level.
Cash Flows From Investing Activities
     Cash flow from investing activities was $11.3 million for the nine months ended September 30, 2008, an increase of $6.8 million over cash flow from investing activities of $4.5 million for the nine months ended September 30, 2007. The increase in cash inflows from investing activities was attributable primarily to increased net redemptions of short-term investments.
Cash Flows From Financing Activities
     We used $78,000 of cash in financing activities during the nine months ended September 30, 2008, a decrease of $136,000 over the $214,000 used in the nine months ended September 30, 2007. The decrease was attributable to payment in the first quarter of 2007 of offering expenses associated with our December, 2006 issuance of common stock.

Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2008:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases — premises	$6,599	$850	$1,666	$1,300	$2,783
Capital lease obligations (including interest)	90	69	21	—	—

Total contractual obligations	$6,689	$919	$1,687	$1,300	$2,783

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
     In July 2007, Biomira Marketing Inc., our wholly-owned subsidiary, entered a lease agreement for an office facility in Bellevue, Washington. The lease has a term extending through November 2008 and provides for a monthly base rent of $8,200 for the first 12 months increasing to $8,500 for the remaining six months. In May of 2008, we entered into a sublease agreement for an office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May of 2008 we also entered into a lease agreement directly with the landlord beginning on December 18, 2011 for a period of 84 months to December 18, 2017. The sublease provides for a base rent of $33,324 increasing to $36,354. The lease provides for a base rent of $47,715 increasing to $52,259 in 2018.
     In September 2007, we entered into a new three year capital lease for computer equipment.
     In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $0.2 million was outstanding as of December 31, 2007 and September 30, 2008. One loan, in the aggregate principal amount of $0.1 million, requires repayment only if we commercialize the product or service developed with the funds provided under the loan agreement. For purposes of the loan, a product or service is considered to be commercialized as of the date we receive FDA approval for the product or service or upon receipt of consideration for the sale or license of the product or service. In addition, if we commercialize a product or service developed with funding under the loan agreement, we are required to conduct manufacturing in the Commonwealth of Pennsylvania or pay a transfer fee equal to three times the amount of the funding. A second loan, in the aggregate principal amount of $0.1 million, is repayable on similar terms as the first loan if we commercialize a product or service developed with funding received under the second loan. In addition, under the second loan agreement, if we commercialize a product or service funded under the second loan, we are obligated to maintain a “significant presence,” defined as 80% of our personnel, in the Commonwealth of Pennsylvania for a period of ten years or to pay a transfer fee equal to three times the amount of the funding. Finally, if we become obligated to repay the loans as a result of having commercialized a product or service, the aggregate amount repayable will equal the original funded amount multiplied by a factor ranging from one to two, subject to certain conditions. As the timing of any future payments under these loans cannot be determined with any certainty, the related repayments have not been reflected in the above schedule of contractual obligations.
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

Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2008, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of SFAS 157 did not have any effect on our financial condition or results of operations, however, SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. All of our financial instruments as of September 30, 2008 are valued based on other observable inputs. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and we have adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 did not result in a material impact on our financial position or results of operations.
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

     In May 2008 the Financial Accounting Standard Board (“FASB”) released SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.
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
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations, (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires each company with derivative instruments to disclose information about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not utilize derivative instruments and, therefore, do not expect that there will be any impact on our consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risks
Foreign Currency Exchange Risk
     As of September 30, 2008 and December 31, 2007, approximately $0.9 million and $10.9 million respectively, of our cash, cash equivalents, and short-term investments were denominated in Canadian dollars. As a result, the carrying value of our cash, cash equivalents, and short-term investments may be impacted by exchange rate fluctuations. In addition, we purchase goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. To manage our Canadian dollar exposure to foreign exchange risk, we have considered, but generally do not utilize, derivative instruments. The effect of exchange rate fluctuations may adversely affect our results in the future. During 2008 and the comparative periods presented, we did not enter into any foreign exchange forward or other derivative contracts in order to reduce our exposure to fluctuating foreign currency exchange rates.
Interest Rate Sensitivity
     We had cash, cash equivalents, and short-term investments totaling $11.4 million and $24.2 million as of September 30, 2008 and December 31, 2007. These amounts were invested primarily in money market funds, short term obligations of certain Provinces of Canada, and commercial paper. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income.
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
     Based on their evaluation, our management has concluded, as discussed in our annual report on Form 10-K, that a material weakness existed in our internal control over financial reporting as of December 31, 2007 and as a result our disclosures controls and procedures were not effective. Our management has concluded that, as of September 30, 2008, the material weakness remains present.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
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
     We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. There is no assurance that we will raise capital sufficient to enable us to continue our operations for the next 12 months. On September 2, 2008, we announced our intention to offer shares of our common stock in a fully-underwritten public offering; however, as of the date of this Quarterly Report on Form 10-Q, we have not been able to consummate such offering due to adverse market conditions. In addition, our ability to sell our securities would likely be hampered if we are unable to maintain the listing of our common stock on The Nasdaq Stock Market. Further, the current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:
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
     We may not be able to secure sufficient financing on acceptable terms. If we cannot, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.
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
     We have incurred net losses in each fiscal year since we commenced our research activities in 1985. For the year ended December 31, 2007 and the three and nine months ended September 30, 2008, we incurred a net loss of approximately $20.3 million and $3.6 million and $13.6 million respectively. In addition, as of September 30, 2008, our accumulated deficit was approximately $335.1 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
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
     For example, if Stimuvax is not approved by 2015, Corixa/GSK may terminate its obligation to supply the adjuvant to us. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured for us, but the transfer of the process to a third party would delay the development and commercialization of Stimuvax, which would materially harm our business.
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
     As of September 30, 2008, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 14 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in our 2007 Annual Report on Form 10-K, as amended, our management, together with our independent registered chartered accountants, has identified a control deficiency in the past and may identify additional deficiencies in the future.
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
Risks Related to the Ownership of Our Common Stock
  Our common stock may become ineligible for listing on The NASDAQ Stock Market, which would materially adversely affect the liquidity and price of our common stock.
     Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. We have in the past and could in the future be unable to meet The NASDAQ Global Market listing requirements, particularly if (i) the market value of our common stock is not at least $50 million or, in the alternative, the value of our total assets and total revenue is not at least $50 million or (ii) our common stock fails to trade at or above $1.00 per share for an extended period of time.
     On August 20, 2008 we disclosed that we had received a letter from The Nasdaq Stock Market indicating that (i) we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) that specifies, among other things, that the market value of its common stock be at least $50 million and (ii) in accordance with the Marketplace Rule 4450(e)(4), we had a 30-calendar-day period in which to regain compliance. On September 16, 2008 we received a Staff Determination Letter from The Nasdaq Stock Market indicating that we had not regained compliance.
     We appealed this initial delisting determination to a hearing conducted by a NASDAQ Listing Qualifications Panel, or the Panel, on October 23, 2008. The Panel has not yet rendered a decision regarding our appeal. In the event of an unfavorable determination by the Panel, we would alternatively apply to have our common stock transferred to the Nasdaq Capital Market, as long as we satisfy the requirements for continued inclusion on the Nasdaq Capital Market set forth in the NASDAQ Marketplace Rules. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Global Market, nor can there be assurance that our shares will alternatively be approved for listing on the NASDAQ Capital Market.
     In addition, on November 2, 2007, we received a letter from NASDAQ notifying Biomira, our predecessor corporation, that for the 30 consecutive trading days preceding the date of the letter, the bid price of Biomira’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). On January 2, 2008, we were notified by NASDAQ that our common stock had regained compliance with the minimum bid requirement for continued listing on The NASDAQ Global Market.
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
     As of September 30, 2008, we had outstanding 19,492,432 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Dr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. As a result of the arrangement, all shares of our common stock received by former ProlX stockholders, other than Dr. Kirkpatrick and Dr. Powis, are freely tradeable and not subject to the restrictions of Rule 144. Because they are deemed our “affiliates,” the shares issued to Dr. Kirkpatrick and Dr. Powis are subject to the restrictions on sale imposed by Rule 144 for as long as they remain our “affiliates.” If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.
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
     Of our cash and cash equivalents as of September 30, 2008, approximately $0.9 million were denominated in Canadian dollars. A portion of our operating expenses, are denominated in Canadian dollars. We do not hedge our exposure to foreign currency risks.
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
     Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

We have in the past, and we may at any time in the future, issue additional shares of authorized preferred stock.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Offer Letter with Gary Christianson, dated June 29, 2007.

10.2	Sublease Agreement between Muze Inc. and Oncothyreon Inc., dated May 9, 2008.

10.3	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.

10.4	Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: November 10, 2008	/s/ Edward A. Taylor
Vice President, Finance and Administration,
Chief Financial Officer and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Offer Letter with Gary Christianson, dated June 29, 2007.

10.2	Sublease Agreement between Muze Inc. and Oncothyreon Inc., dated May 9, 2008.

10.3	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.

10.4	Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.