Form 10-K
period 2008-12-31
Oncothyreon Inc.
filed 2009-03-30
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-33882

ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2601 Fourth Ave, Suite 500
Seattle, Washington 98121
(Address of principal executive office, including zip code)

(206) 801-2100
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $43 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 19,492,432 shares of the Registrant’s common stock, $0.0001 par value, outstanding on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2009 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2008.

ONCOTHYREON INC.
ANNUAL REPORT ON FORM 10 K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Our cancer vaccines are designed to stimulate the immune system to attack cancer cells, while our small molecule compounds are designed to inhibit the activity of specific cancer-related proteins. We are advancing our product candidates through in-house development efforts and strategic collaborations.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical and pre-clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-478, for which we initiated a Phase 1 trial in advanced metastatic cancer in August 2007, and PX-866, for which we initiated a Phase 1 trial in advanced metastatic cancer in June 2008. We are completing a Phase 2 trial for PX-12 in pancreatic cancer and have announced our intention to seek a partner for further development. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.

We were incorporated in 1985 in Canada under the name Biomira Inc., or Biomira. On December 10, 2007, Oncothyreon became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian law. On December 11, 2007, Oncothyreon’s common stock began trading on the NASDAQ Global Market under the symbol “ONTY” in U.S. dollars and on the Toronto Stock Exchange under the symbol “ONY” in Canadian dollars. In addition, pursuant to the plan of arrangement, shareholders of the former Biomira received one share of Oncothyreon common stock for each six common shares of Biomira that they held. All information contained in this annual report, including the information contained in Management’s Discussion and Analysis, selected financial data, and our consolidated financial statements and related notes for the years ended December 31, 2007 and 2008 gives effect to the 6 for 1 share exchange implemented in connection with the plan of arrangement. The consolidated financial statements have been prepared giving effect to the 6 for 1 share exchange and basic and diluted earnings (loss) per share for all the periods presented.

The plan of arrangement represents a transaction among entities under common control. The assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon.

Our executive office is located at 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121 and our telephone number is (206) 801-2100. We maintain an Internet website at www.oncothyreon.com.

Available Information

We make available free of charge through our investor relations Web site, www.oncothyreon.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121, e-mail: IR@oncothyreon.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

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

•	Advance Our Product Pipeline. Our primary focus is advancing our pipeline of product candidates: Stimuvax, PX-478, PX-866 and PX-12, which are in clinical trials, and BGLP40and PX-316, which are in pre-clinical development, on our own or with partners. To that end, we are building internal expertise in our development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

•	Establish and Maintain Strategic Collaborations to Advance our Product Pipeline. Our strategy is to enter into collaborations at appropriate stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can supplement our own internal expertise in areas such as clinical trials and manufacturing, as well as provide us with access to our collaborators’ marketing, sales and distribution capabilities. For example, we have an agreement with Merck KGaA for the clinical development, manufacture and commercialization of Stimuvax. This collaboration was initiated in 2001, was revised in August 2007 and revised again in December 2008. We understand Merck KGaA plans to investigate the use of Stimuvax in multiple types of cancer, which we would not have been able to do alone. All development costs for Stimuvax have been borne exclusively by Merck KGaA as of March 1, 2006, with the exception of manufacturing process development costs, which Merck KGaA also assumed on December 18, 2008. We will receive cash payments upon the achievement of certain milestones and a royalty based on net sales.

•	Selectively License our Technologies. As a result of our experience in cancer vaccine development, we have acquired and developed unique technologies that are available for license. For example, we have developed a fully synthetic toll-like receptor 4 agonist called PET-lipid A, which we believe to be useful as a vaccine adjuvant.

•	Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to acquire or in-license from biotechnology and pharmaceutical companies and academic institutions. Our acquisition of ProlX in October 2006 is an example of such an acquisition. We plan to continue supplementing our internal development programs through strategic acquisition or in-licensing transactions.

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage

Stimuvax	Vaccine	Non-small cell lung cancer	Phase 3
PX-12	Small Molecule	Pancreatic cancer	Phase 2
PX-478	Small Molecule	Advanced solid tumors and lymphoma	Phase 1
PX-866	Small Molecule	Advanced solid tumors, glioma	Preclinical
PX-316	Small Molecule	To be determined	Preclinical
BGLP40	Vaccine	To be determined	Preclinical

In the table above, under the heading “Development Stage,” “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; “Phase 1” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or trials directed toward understanding the mechanisms or metabolism of the drug; and “Preclinical” indicates the program has not yet entered human clinical trials. For purposes of the table, “Development Stage” indicates the most advanced stage of development that has been completed or is ongoing.

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

In mid-2005, we began scheduling for the manufacture of new vaccine supplies incorporating manufacturing changes intended to secure the future commercial supply of the vaccine. We began a small clinical safety study of the new formulation of Stimuvax in the second quarter of 2005. The results of this study indicated that the new formulation is equivalent to the formulation used in the Phase 2b trial. In mid-2008 Merck KGaA reported that the two-year survival rate for patients in this trial was 64%.

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

In January 2007, a global Phase 3 trial assessing the efficacy and safety of Stimuvax as a potential treatment for patients with unresectable, or inoperable, Stage III NSCLC was opened for enrollment. The trial is being conducted by Merck KGaA and is expected to include more than 1,300 patients in approximately 30 countries. Based on information provided by Merck KGaA we expect the trial to be complete in 2011.

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

As discussed in the section captioned, “Our Strategic Collaboration with Merck KGaA,” if we intend to license the development or marketing rights to BGLP40, Merck KGaA will have a right of first negotiation with respect to such rights.

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

The compounds discovered and developed by ProlX are novel agents for the treatment and prevention of cancer, focusing on redox regulation of survival signaling pathways. The chosen drug targets are linked to the early stages of the initiation of cancer, to the growth of a cancer cell, its differentiation or its response to apoptosis or cell death. The unregulated nature of redox proteins in many cancers disrupts the normal processes of cell growth and death.

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

Figure 1:

We are currently focusing our internal development efforts on two small molecule drug candidates, PX-478 and PX-866.

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

PX-478 is effective when delivered orally in animal models, and has shown marked tumor regressions and growth inhibition in such model systems across a range of cancers, including lung, ovarian, renal, prostate, colon, pancreatic, and breast cancer. PX-478 may potentiate other current cancer treatments including radiation. We initiated a Phase 1 trial of PX-478 in patients with advanced metastatic cancer in August 2007. We continue to enroll patients in this trial and have not yet identified a maximum tolerated dose. We expect to report data from this trial in the second half of 2009, and to initiate a second trial of PX-478 by the end of 2009.

PX-866

PX-866 is an inhibitor of the phosphatidylinositol-3-kinase (PI-3-kinase)/PTEN/Akt pathway, an important survival signaling pathway that is activated in many types of human cancer. PI-3-kinase is over expressed in a number of human cancers, especially ovarian, colon, head and neck, urinary tract, and cervical cancers, where it leads to increased proliferation and inhibition of apoptosis, or programmed cell death. The PI-3-kinase inhibitor PX-866 induces prolonged inhibition of tumor PI-3-kinase signaling following both oral and intravenous administration and has been shown to have good in vivo anti-tumor activity in human ovarian and lung cancer, as well as intracranial glioblastoma, tumor models. PX-866 may potentiate the anti-tumor activity of other cancer therapeutics and radiation. We initiated a Phase 1 trial of PX-866 in patients with advanced metastatic cancer in June 2008 and currently expect to report data from this trial in mid-2009.

PX-12

PX-12 is a small molecule irreversible inhibitor of the redox protein thioredoxin. Thioredoxin is involved in the first unique step in DNA synthesis. Thioredoxin also provides control over a number of transcription factors affecting cell proliferation and death through the mechanism of redox regulation.

An initial Phase 1 trial involving 38 patients with advanced metastatic cancer showed that PX-12 was well tolerated and produced a decrease in plasma concentrations of thioredoxin that was significantly correlated with increased patient survival. Fifteen of the 38 patients achieved stable disease of up to 322 days. A randomized Phase 2 trial comparing two dose levels of PX-12 in up to 80 patients at three sites with advanced pancreatic cancer who have progressed on gemcitabine or a gemcitabine-containing regimen was initiated in January 2007. Enrollment in this trial was terminated in early 2009. We initiated a Phase 1b trial for PX-12 in patients with advanced metastatic cancer in June of 2008 to explore a more prolonged infusion regime. Enrollment in this trial was completed in late 2008.

We intend to seek a partner for further development of this drug candidate.

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

Market Opportunity for Targeted Small Molecules

The market for targeted cancer drugs, both small molecules and biologic agents, is expanding rapidly, with the approval of such agents as Gleevec, Herceptin, Tarceva, Nexavar, Sutent and Avastin. Our small molecule compounds are highly targeted agents directed at proteins found in many types of cancer cells. Therefore, we believe that these product candidates could potentially be useful for many different oncology indications that address large markets. For example, PX-478 has been demonstrated to lower levels of the angiogenesis factor VEGF in animal models. Should this also prove to be the case in clinical trials, PX-478 may be useful as an anti-angiogenic agent, which may result in patient benefit. Avastin, which also targets VEGF, had sales of approximately $2.7 billion in the U.S. in 2008, according to Genentech.

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

Our Strategic Collaboration with Merck KGaA

In May 2001, we and Merck KGaA entered into a global product development, licensing and co-promotion collaboration for our then two most advanced therapies, Stimuvax vaccine and Theratope vaccine. The collaboration covered the entire field of oncology for these two products. We received an up-front cash payment and Merck KGaA made an equity investment in us upon entering into the collaboration. In 2004, Merck KGaA returned our development and commercialization rights to Theratope. Development of Theratope has been subsequently discontinued and we do not currently plan further clinical development. In August 2007 we entered into amended and restated collaboration and supply agreements with Merck KGaA, pursuant to which Merck KGaA assumed world-wide responsibility for the clinical development and marketing of Stimuvax, while we retained responsibility for manufacturing and process development.

On December 18, 2008, we entered into a new license agreement with Merck KGaA pursuant to which the amended and restated collaboration and supply agreements were replaced. Under the new license agreement, (1) we licensed to Merck KGaA the right to manufacture Stimuvax and transferred certain manufacturing know-how in return for an upfront payment of approximately $10.5 million, (2) the royalties rates on net sales to which we are entitled if Stimuvax is commercialized were reduced by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA, (3) the steering committee, consisting of our representatives and representatives of Merck KGaA, responsible for the clinical testing, development and manufacture of Stimuvax was abolished (although we continue to be entitled to certain information rights with respect to clinical testing, development and manufacture of Stimuvax) and (4) if we intend to license the development or marketing rights to BGLP40, Merck KGaA will have a right of first negotiation with respect to such rights.

Under the December 2008 license agreement we will receive cash payments upon the achievement of a certain process transfer event, for BLA submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for sales milestones. We understand Merck KGaA plans to investigate the use of Stimuvax in multiple types of cancer. We will receive a royalty based on net sales. The royalty rate is higher in North America than in the rest of the world in return for our relinquishing our prior co-promotion interest in U.S. and Canadian sales.

In connection with the entry into the December 2008 license agreement, we entered into an asset purchase agreement pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by the buyers pursuant to the terms of the asset purchase agreement consisted of approximately $2.5 million, for aggregate consideration payable to us in connection with the new license agreement and the asset purchase agreement of approximately $13.0 million.

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

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2008, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 16 United States and corresponding foreign patents and patent applications.

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

With the exception of PX-12 (for which we only have use patents and patent applications), our clinical product candidates are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates will expire over the following time frames:

Product Candidate	Expiration of Patent Protection

Stimuvax	2018 – 2026
PX – 478	2014 – 2028
PX – 866	2022 – 2026
PX – 12	2017 – 2028
PX – 316	2019
BGLP 40	2022 – 2023

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

As discussed above under the caption, “Our Strategic Relationship with Merck KGaA,” on December 18, 2008, we entered into a new license agreement with Merck KGaA pursuant to which we licensed to Merck KGaA the right to manufacture Stimuvax. Prior to the entry into the new license agreement, we were responsible for the manufacture of Stimuvax. During 2008, Merck KGaA purchased Stimuvax and placebo from us for use in clinical trials in accordance with the amended and restated supply agreement, and in connection with the renegotiation of our relationship with Merck KGaA, we entered into asset purchase agreement pursuant to which we sold to Merck KGaA our remaining inventory of both Stimuvax and placebo. The manufacture of Stimuvax is outsourced pursuant to agreements with Baxter (for the manufacture of Stimuvax) and Corixa, a subsidiary of GlaxoSmithKline (for the manufacture of the adjuvant used in Stimuvax). These agreements were assigned to Merck KGaA in accordance with the terms of the asset purchase agreement. The Corixa agreement includes royalty payments which Merck KGaA is responsible for paying. If Stimuvax is not approved by 2015, Corixa may terminate its obligation to supply the adjuvant. Although in such a case, we would retain the necessary licenses from Corixa required to have the adjuvant manufactured, the transfer of the process to a third party would delay the development and commercialization of Stimuvax. In addition prior to the entry into the new license agreement and asset purchase agreement, we performed process development, assay development, quality control and scale up activities for Stimuvax at our Edmonton facility, when this facility and these activities were transferred to Merck KGaA.

For our small molecule programs, we rely on third parties to manufacture both the active pharmaceutical ingredients, or API, and drug product. We believe there are several contract manufacturers capable of manufacturing both the API and drug product for these compounds; however, establishing a relationship with an alternative supplier would likely delay our ability to produce material.

We believe that our existing supplies of drug product and our contract manufacturing relationships with our existing and other potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate our planned clinical trials. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to cancer therapy. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market and under development;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our product candidates and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical companies in the design, development and commercialization of new products;

•	compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects and the basis of and convenience of treatment procedures; and

•	identify, secure the rights to and develop products and exploit these products commercially before others are able to develop competitive products.

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

Small Molecule Products.  PX-478 is a HIF-1 alpha inhibitor and we believe that at least one other company, Enzon, has a HIF-1 alpha anti-sense compound that is currently in Phase 1. PX- 866 is an inhibitor of PI-3-kinase and several other companies have product candidates directed at this target in clinical trials, including Novartis, Roche/Genentech, Semafore, Exelixis and Callistoga. PX-12 is an inhibitor of thioredexin and we are not aware of any other such inhibitors either in development, or that are marketed. There are also several approved targeted therapies for cancer and in development against which our small molecule products might compete. For example, Avastin is a direct inhibitor of VEGF, while PX-478 is expected to lower levels of VEGF.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of biopharmaceutical products such as those we are developing.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application, or NDA, route for approval, a new biologic will follow the Biologics License Application, or BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug application, or ANDA, route for approval.

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

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2008, 2007 and 2006, we expended approximately $9.3 million, $10.0 million and $12.2 million, respectively, on research and development activities.

Employees

As of December 31, 2008, we (including our consolidated subsidiaries) had 18 employees excluding the three employees who retired or resigned on that day, 11 of whom are engaged in development activities, seven in finance and administration, and five of whom hold Ph.D. and/or M.D. degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Executive Officers

The names, ages as of December 31, 2008 and positions of each of our executive officers in 2008 are set forth below. The last day of employment by us for each of Mr. Taylor, Dr. Kirkpatrick and Dr. Koganty was December 31, 2008. Mr. Karan was appointed our principal financial officer and principal accounting officer, effective January 1, 2009.

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

EDWARD A. TAYLOR served as our vice president, finance and administration, chief financial officer and corporate secretary from May 1995 to December 2008. From May 2006 through September 2006, Mr. Taylor served as our acting president and chief executive officer. Mr. Taylor is chairman of the board of directors for Ceapro Inc., a biotechnology company. Mr. Taylor attended Stanford University’s Executive Development program and received his certified general account certification from the Certified General Accountants of British Columbia.

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

SHASHI KARAN has been serving as our principal financial officer and principal accounting officer, since January 1, 2009. Mr. Karan has served as our controller since April 1, 2008. Prior to joining us, from 2006 to 2007, Mr. Karan acted as a consultant, providing financial and accounting advice to various clients, with a focus on publicly-traded companies. From 2001 to 2005, Mr. Karan was vice president of finance of MusicNet Inc., a private online media company. From 1992 to 2000, Mr. Karan was senior director and corporate controller of Pathogenesis Corporation, a publicly-traded biotechnology company. Mr. Karan has been certified as a CPA in the State of Washington and received a B.A. (with honors) in economics from Leeds University, United Kingdom, and an M.S. in accounting from Long Island University and an M.S. in tax from Golden Gate University.

R. RAO KOGANTY, Ph.D. has served as our vice president and general manager, synthetic biologics business unit since April 2005 to December 2008. From 1990 to 2005, Dr. Koganty was our director of chemistry. Dr. Koganty has held various positions with us since 1986. Dr. Koganty holds a Ph.D. and M.Sc. from Vikram University and a B.Sc. from Osmania University in India.

LYNN KIRKPATRICK, Ph.D. served as our chief scientific officer from November 2006 to December 2008. From 1999 to 2006, Dr. Kirkpatrick served as president and chief executive officer of ProlX Pharmaceuticals Corporation, a biopharmaceuticals company that we acquired in October 2006. From 1983 to 2001, Dr. Kirkpatrick was a professor of chemistry and biochemistry at the University of Regina. Dr. Kirkpatrick received her Ph.D. and B.Sc. from the University of Saskatchewan.

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

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. On September 2, 2008, we announced our intention to offer shares of our common stock in a fully-underwritten public offering; however, as of the date of this Annual Report on Form 10-K, we were not been able to consummate such offering due to adverse market conditions. Further, the current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:

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

Our near-term success is highly dependent on the success of our lead product candidate, Stimuvax, and we cannot be certain that it will be successfully developed or receive regulatory approval or be successfully commercialized.

Our lead product candidate, Stimuvax, is currently being evaluated in a Phase 3 clinical trial for the treatment of non-small cell lung cancer, or NSCLC, and will require the successful completion of this and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA of Darmstadt, Germany, or Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. Clinical trials involving the number of sites and patients required for Food and Drug Administration, or FDA, approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

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

To date, the FDA has not approved for commercial sale in the United States any active vaccine designed to stimulate an immune response against cancer. Consequently, there is no precedent for the successful development or commercialization of products based on our technologies in this area.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. In addition, as of December 31, 2008, our accumulated deficit was approximately $314.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Under our collaboration with Merck KGaA for our lead product candidate, Stimuvax, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of Stimuvax and the costs associated with such development, manufacture and commercialization. With one exception, any future payments, including royalties to us, will depend on the extent to which Merck KGaA advances Stimuvax through development and commercialization. Merck KGaA has the right to terminate the collaboration agreement, upon 30 days’ written notice, if, in Merck KGaA’s reasonable judgment, Merck KGaA determines that there are issues concerning the safety or efficacy of Stimuvax which materially adversely affect Stimuvax’s medical, economic or competitive viability, provided that if we do not agree with such determination we have the right to cause the matter to be submitted to binding arbitration. Our ability to receive any significant revenue from Stimuvax is dependent on the efforts of Merck KGaA. If Merck KGaA fails to fulfill its obligations under this agreement, we would need to obtain the capital necessary to fund the development and commercialization of Stimuvax or enter into alternative arrangements with a third party. We could also become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of Stimuvax and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing Stimuvax would be materially and adversely affected.

We currently rely on third party manufacturers to supply our product candidates, which could delay or prevent the clinical development and commercialization of our product candidates.

We currently depend on third party manufacturers for the manufacture of our small molecule product candidates. Any disruption in production, inability of these third party manufacturers to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

Merck KGaA currently depends on a single manufacturer, Baxter International Inc., or Baxter, for the supply of our lead product candidate, Stimuvax, and on Corixa Corp. (now a part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in Stimuvax. If Stimuvax is not approved by 2015, Corixa/GSK may terminate its obligation to supply the adjuvant. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured, but the transfer of the process to a third party would delay the development and commercialization of Stimuvax, which would materially harm our business.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to our small molecule product candidates, we may be required to provide all or a portion of these funds. The third party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA, in the case of Stimuvax) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA, in the case of Stimuvax) to conduct comparative studies or utilize other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

As of December 31, 2008, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 16 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our vaccine technology, including the MUC1 antigen, originated from third party sources. These third party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action

There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and the inability to commercialize our product candidates.

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

Stimuvax.  Currently, no product has been approved for maintenance therapy following induction chemotherapy for Stage III NSCLC, which is the indication for which Stimuvax is being developed. However, it is possible that existing or new agents will be approved for this indication. In addition, there are three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, IDM Pharma Inc.’s IDM-2101 in Phase 2 and Transgene S.A.’s TG-4010, also in Phase 2. To our knowledge, these vaccines are not currently being developed in the same indication as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in direct competition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have recently identified certain significant deficiencies in our internal controls.

Remedying these significant deficiencies and maintaining proper and effective internal controls will require substantial management time and attention and may result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this Form 10-K, our management, together with our independent registered chartered accountants, identified a material weakness in our controls for the year ended December 31, 2007 and may identify additional deficiencies in the future.

We are expending significant resources in maintaining and improving the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any material weaknesses or further significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

If we are required to redeem the shares of our Class UA preferred stock, our financial condition may be adversely affected.

Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if the Company realizes “net profits” in any year. See “Note 11 — Share Capital — Redemption” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”

The certificate of incorporation does not specify the jurisdiction whose generally accepted accounting principles would apply for the redemption provision. At the time of the original issuance of the shares, we were a corporation organized under the federal laws of Canada, and our principal operations were located in Canada. In addition, the original purchaser and current holder of the Class UA preferred stock is a Canadian entity. In connection with our reincorporation in Delaware, we disclosed that the rights, preferences and privileges of the shares would remain unchanged except as required by Delaware law, and the mandatory redemption provisions were not changed. In addition, the formula for determining the price at which such shares would be redeemed is expressed in Canadian dollars. Therefore, if challenged, we believe that a Delaware court would determine that “net profits” be interpreted in accordance with Canadian GAAP.

As a result of the December 2008 Merck KGaA transaction, we recognized on a one-time basis all deferred revenue relating to Stimuvax, under both U.S. GAAP and Canadian GAAP. Under U.S. GAAP this resulted in net income. However, under Canadian GAAP we were required to recognize an impairment on intangible assets which resulted in a net loss for 2008 and therefore do not intend to redeem any shares of Class UA preferred stock in 2009. If in the future we recognize net income under Canadian GAAP, or any successor to such principles, or if the holder of Class UA preferred stock were to challenge, and prevail in a dispute involving, the interpretation of the mandatory redemption provision, we may be required to redeem such shares which would have an adverse effect on our cash position. The maximum aggregate amount that we would be required to pay to redeem such shares is CAN $1.25 million.

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

Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. We have in the past and could in the future be unable to meet The NASDAQ Global Market continued listing requirements, particularly if (i) the market value of our common stock is not at least $50 million or, in the alternative, our stockholders’ equity is not at least $10 million or (ii) our common stock fails to trade at or above $1.00 per share for an extended period of time.

For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) that specifies, among other things, that the market value of our common stock be at least $50 million or that or stockholders’ equity was at least $10 million. We were notified on March 12, 2009 that the NASDAQ Listing Qualifications Panel determined that our common stock could continue to be listed on The NASDAQ Global Market since we demonstrated, among other things, that our stockholders’ equity was at least $10 million as of December 31, 2008. In addition, on November 2, 2007, we received a letter from NASDAQ notifying Biomira, our predecessor corporation, that for the 30 consecutive trading days preceding the date of the letter, the bid price of Biomira’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). On January 2, 2008, we were notified by NASDAQ that our common stock had regained compliance with the minimum bid requirement for continued listing on The NASDAQ Global Market.

We have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past year our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not continue to do so. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	public concern as to the safety of products developed by us or others;

•	comments by securities analysts;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the perception that shares of our common stock may be delisted from The NASDAQ Stock Market;

•	the incurrence of debt;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

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

As of December 31, 2008, we had outstanding 19,492,432 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Dr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. Dr. Kirkpatrick and Dr. Powis will be permitted to sell the shares they acquired in compliance with Rule 144 on March 31, 2009, the date on which they cease to be our affiliates If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.

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

Description of Property

In May 2008, we entered into a sublease for an office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May 2008 we also entered into a lease directly with the landlord of such facility which will have a six year term beginning at the expiration of the sublease. We believe that our office facility is in good condition, adequately maintained and suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ONTY” and on the Toronto Stock Exchange under the symbol “ONY” since December 11, 2007. Prior to that time, Biomira’s common shares were quoted on NASDAQ Global Market under the symbol “BIOM” and on the Toronto Stock Exchange under the symbol “BRA.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low

Fiscal year ended December 31, 2008:
First Quarter	$4.70	$1.47
Second Quarter	4.25	2.38
Third Quarter	3.00	1.10
Fourth Quarter	1.21	0.62
Fiscal year ended December 31, 2007:
First Quarter	$10.20	$6.00
Second Quarter	9.06	6.18
Third Quarter	6.90	5.28
Fourth Quarter	5.70	2.04

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of March 25 , 2009, there were 19,492,432 shares of our common stock outstanding held by approximately 655 stockholders of record and 28,058 stockholders in nominee name.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Pharmaceutical Index, NASDAQ Biotechnology Index, RDG MicroCap Biotechnology Index and a composite S&P/TSX index from December 31, 2003 through December 31, 2008. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sale of Equity Securities

During the quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2008.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006(1)(2)	2005	2004(6)
	(Amounts in thousands, except share and per share data.)

Consolidated Statements of Operations Data:
Revenue
Contract research and development	$—	$631	$3,678	$3,171	$1,652
Contract manufacturing(4)	15,582	2,536	—	—	—
Licensing revenue from collaborative agreements	24,416	528	182	171	5,025
Licensing, royalties and other revenue	—	103	119	271	194

	39,998	3,798	3,979	3,613	6,871

Expenses
Research and development	9,318	10,011	12,200	13,567	10,616
Manufacturing(4)(5)	13,675	2,564	—	—	—
General and administrative	9,749	11,797	7,636	4,690	4,513
Marketing and business development	—	565	587	756	988
Depreciation	422	246	247	224	295
In-process research and development	—	—	24,920	—	—
Investment and other expense (income)	(298)	371	(916)	(656)	(284)
Interest expense	7	5	10	2	4
Change in fair value of warrant liability	—	(1,421)	(3,849)	(3,843)	255

	(32,873)	(24,138)	(40,835)	(14,740)	(16,387)

Income (loss) before income taxes	7,125	(20,340)	(36,856)	(11,127)	(9,516)
Income tax recovery
Current	—	—	462	287	312

Net income (loss)	$7,125	$(20,340)	$(36,394)	$(10,840)	$(9,204)

Earnings (loss) per share — basic(3)	$0.37	$(1.04)	$(2.38)	$(0.83)	$(0.76)

Earnings (loss) per share — diluted(3)	$0.36	$(1.04)	$(2.38)	$(0.83)	$(0.76)

Weighted average number of common shares outstanding(3)	19,490,621	19,485,889	15,316,697	13,109,917	12,156,851

Weighted average number of common shares outstanding(3)	19,570,170	19,485,889	15,316,697	13,109,917	12,156,851

Consolidated Balance Sheets Data:
Cash and short term investments	$19,166	$24,186	$28,395	$18,368	$32,102
Total assets	$24,971	$36,218	$33,456	$20,438	$33,516
Total long-term liabilities	$393	$12,526	$2,328	$1,383	$5,457
Stockholders’ equity	$20,717	$12,019	$27,435	$16,436	$25,910
Common shares outstanding(3)	19,492,432	19,485,889	19,485,889	13,136,094	13,056,663

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

(2)	On October 31, 2006, we announced the acquisition of ProlX and commencing with our quarter ended December 31, 2006 the results of ProlX have been included in our consolidated statements of operations.

(3)	On December 11, 2007, Oncothyreon’s common stock began trading on the NASDAQ Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. Shareholders of the former Biomira received one share of Oncothyreon common stock for each six shares of Biomira that they held. For years presented prior to 2007, the summary consolidated financial and operating data has been prepared after giving effect to the 6 for 1 share exchange.

(4)	In August 2007, we signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Pursuant to the terms of the amended agreements, from August 2007 to December 2008, with the entry into the new license agreement, we retained the responsibility to manufacture Stimuvax and Merck KGaA agreed to purchase Stimuvax from us. During their term, the amended agreements transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting during the term of the collaboration and supply agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

(5)	The effect of the asset purchase agreement and new license agreement with Merck KGaA, is reflected in the December 31, 2008 data.

(6)	The selected historical consolidated financial data as of December 31, 2004 is derived from our unaudited consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report. All dollar amounts included in this discussion and analysis of our financial condition and results of operations represent U.S. dollars unless otherwise specified. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Company”, “Oncothyreon”, “Biomira”, “we”, “us” and “our” refer to Oncothyreon Inc., its predecessor, Biomira Inc., and its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Our cancer vaccines are designed to stimulate the immune system to attack cancer cells, while our small molecule compounds are designed to inhibit the activity of specific cancer-related proteins. We are advancing our product candidates through in-house development efforts and strategic collaborations.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical and pre-clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on

PX-478, for which we initiated a Phase 1 trial in advanced metastatic cancer in August 2007, and PX-866, for which we initiated a Phase 1 trial in advanced metastatic cancer in June 2008. We are completing a Phase 2 trial for PX-12 in pancreatic cancer and have announced our intention to seek a partner for further development. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology we may develop ourselves and/or license to others.

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

In August 2007, we restructured our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the restated agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The restated agreements also contained development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the revised agreements, we retained the right to manufacture of Stimuvax, including process development and scale-up for commercial manufacturing. The signing of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million. In May 2008 we completed the transfer of certain additional assays and manufacturing technology related to Stimuvax which triggered a payment to us of $3.0 million.

Under the August 2007 agreement Merck KGaA would exclusively purchase Stimuvax from us; with respect to purchases for commercial sales, the purchase price would be subtracted from our royalty.

On December 18, 2008, we entered into a new license agreement with Merck KGaA pursuant to which the amended and restated collaboration and supply agreements were replaced. Under the new license agreement, among other things, we licensed to Merck KGaA the right to manufacture Stimuvax and transferred certain manufacturing know-how to Merck KGaA in return for an upfront payment of approximately $10.5 million and the royalty rates on net sales to which we are entitled if Stimuvax is commercialized were reduced by a specified amount which we believe is consistent with our estimate of costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA. All other milestone payments remained the same and we expect to receive a milestone payment in 2009 related to process development.

In connection with this transaction, Oncothyreon also entered into an asset purchase agreement pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by the buyers pursuant to the terms asset purchase agreement consisted of approximately $2.5 million, for aggregate consideration payable to us in connection with the new license agreement and the asset purchase agreement of approximately $13.0 million. In addition, 43 employees at our former Edmonton facility were transferred to Merck, which will significantly reduce our operating expenses in future periods.

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

Any adverse clinical results relating to Stimuvax or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. Our small molecule compounds are much earlier in the development stage than Stimuvax, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue the development of our small molecule product candidates.

We have incurred substantial losses since our inception. As of December 31, 2008, our accumulated deficit totaled $314.4 million. We recognized net income of $7.1 million for 2008 compared to a net loss of $20.3 million for 2007. The December 2008 transaction with Merck KGaA resulted in the recognition of $12.9 million which had previously been recorded as deferred revenue, $11.2 million related to the bulk sale of inventory and $10.5 million from the sale of Stimuvax manufacturing rights and know-how. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed our most recent financing in December 2006, raising approximately $13.0 million in gross proceeds from the sale of our common stock and the issuance of warrants. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities or the licensing of rights to our product candidates.

On August 20, 2008, we disclosed we received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because the market value of our common stock was not at least $50 million. We appealed this decision and after demonstrating, among other things, that we met an alternative listing requirement since our stockholders’ equity was greater than $10 million as of December 31, 2008, The NASDAQ Listing Qualifications Panel determined that we had regained compliance with The NASDAQ Global Market listing requirements and so notified on March 12, 2009.

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

On December 10, 2007, we became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian law. On December 11, 2007, we announced that our common stock began trading on the NASDAQ Global Market under the symbol “ONTY” in U.S. dollars and on the Toronto Stock Exchange under the symbol “ONY” in Canadian dollars at the opening of trading on December 11, 2007. In addition, pursuant to the plan of arrangement, shareholders of the former Biomira received one share of our common stock for each six common shares of Biomira that they held. For years presented prior to 2007, this Management’s Discussion and Analysis and our audited consolidated financial statements and related notes for the year ended December 31, 2008 have been prepared after giving effect to the 6 for 1 reverse share exchange implemented in connection with the plan of arrangement. The financial statements and Management’s Discussion and Analysis have been prepared using U.S. dollars as the reporting currency.

Key Financial Metrics

Revenue

Historically, our revenue has been derived from our contract research and development activities, payments under our collaborative agreements, and miscellaneous licensing, royalty and other revenues from ancillary business and operating activities. Our collaboration with Merck KGaA on the development of Stimuvax has contributed the substantial majority of our revenue. Prior to August 2007, revenue from our lead product candidate, Stimuvax, was reported under contract research and development revenue. From August 2007, when we entered into the amended and restated supply agreement with Merck KGaA to December 18, 2008, when we entered into the new license agreement with Merck KGaA, we retained the right to manufacture Stimuvax and Merck KGaA was obligated to purchase Stimuvax exclusively from us. As a result, revenue generated during that period was reported as contract manufacturing revenue. As a result of the entry into the December 2008 agreements with Merck KGaA, we will no longer generate revenues from the manufacture of Stimuvax in future periods.

Contract Research and Development.  Contract research and development revenue represents Merck KGaA’s contribution toward shared costs associated with Stimuvax clinical trials and clinical trial material provided to Merck KGaA related to Stimuvax. Effective March 1, 2006, we transitioned responsibility for all Stimuvax clinical development and regulatory activities to and the related costs thereon to Merck KGaA. In January 2007, Merck KGaA initiated a global Phase 3 clinical trial under our collaboration assessing the efficacy and safety of Stimuvax as a potential treatment for inoperable non-small cell lung cancer. We expect the clinical trial to include approximately 1,300 patients in approximately 30 countries. Because of the change in our responsibilities for Stimuvax clinical trials, our contract research and development revenue was reduced as we no longer receive reimbursements for shared clinical trial costs.

Contract Manufacturing.  From August 2007, when we entered into the amended and restated supply agreement with Merck KGaA to December 18, 2008, when we entered into the new license agreement with Merck KGaA, we retained the right to manufacture Stimuvax and Merck KGaA was obligated to purchase Stimuvax exclusively from us. As a result, our financial reporting during that period reflects the revenue related to the supply of Stimuvax separately as contract manufacturing revenue. As a result of the entry into the new license agreement in December 2008, we will not realize revenue from the manufacture of Stimuvax in future periods

Licensing Revenue from Collaborative Agreements.  For periods presented until December 18, 2008 (when we entered into the new license agreement with Merck KGaA) licensing revenue consisted of upfront payments received and other payments made upon achievement of certain development milestones relating to transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax under our agreements with Merck KGaA. Such revenue is amortized over the life of the relevant patents that had been subject to the former collaboration agreement. As result of the entry into the new license agreement, the future performance obligations that required the payments to be amortized have been eliminated. Therefore, all existing deferred revenue relating to Stimuvax has been recognized in income as we have no more continuing involvement in the development efforts of Stimuvax. Future milestones payments will be recognized in income as they are received.

Licensing, Royalties, and Other Revenue.  Licensing, royalties, and other revenue include revenue from sales of compounds and processes from patented technologies to third parties. We did not generate any revenue from the sale of such compounds or processes during the year ended December 31, 2008.

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

For the periods covered by this report, we have recognized research and development expenses, including those paid to third parties, as they have been incurred. We credit funding received from government research and development grants against research and development expense. These credits totaled $1.3 million, $2.1 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on

October 30, 2006. We have successfully applied for and received approval for an additional $1.0 million grant for the period August 1, 2008 to July 31, 2009.

The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope only after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any candidate. For example, we intend to seek to a collaboration partner for Px-12. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.

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

Prior to August 2007, costs associated with manufacturing Stimuvax were aggregated with other research and development expenses and reported as one line item. From August 2007, when we entered into the amended and restated supply agreement with Merck KGaA to December 18, 2008, when we entered into the new license agreement with Merck KGaA, we reported costs associated with manufacturing Stimuvax as manufacturing expense. As a result of the entry into the new license agreement with Merck KGaA in December 2008, we will not incur manufacturing expenses associated with this activity,

General and Administrative.  General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting, and accounting services.

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

Investment and other income.  Investment and other income consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments consist of Canadian or U.S. federal, state, or provincial debt securities, investment grade corporate debt securities and commercial paper, and term deposits or similar instruments of trust companies and banks, all with original maturities of between 90 days and one year at the time of purchase. Historically, our short term investments and cash balances were denominated in either U.S. dollars or Canadian dollars, and the relative weighting between U.S. dollars and Canadian dollars varied based on market conditions and our operating requirements in the two countries. However, with the reincorporation to, and concentration of our operating activities in, the United States, from October, 2008, our cash balances have been maintained predominantly in U.S. dollar deposits. We have historically not engaged in hedging transactions with respect to our U.S. and Canadian dollars investment assets or cash balances.

Interest expense.  Interest expense consists of interest payments under capital lease agreements for computer equipment.

Change in fair value of warrants.  Change in fair value of warrants relates to outstanding warrants to acquire shares of common stock. The exercise price of the warrants is denominated in U.S. dollars. Share purchase warrants with an exercise price denominated in a currency other than our functional currency, which, prior to January 1, 2008, was the Canadian dollar, are recorded as liabilities. Changes in the fair value of the warrants are then reflected in our statement of operations.

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

The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition;

•	good will impairment;

•	stock-based compensation; and

•	foreign currency translation.

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

Revenue from our collaboration with Merck KGaA on the development of Stimuvax is recognized as follows:

Up-Front Fees and License Fees.  Prior to December 18, 2008 (when we entered into the new license agreement with Merck KGaA), up-front fees and license fees from Merck KGaA under the former collaboration agreement were deferred and recognized as revenue ratably over the term of the agreement or related patent life. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, provides guidance on the accounting for nonrefundable up-front fees, including license fees that are payable at the initiation of a licensing agreement. Generally, nonrefundable fees are not recognized immediately as revenue unless the fee is consideration for a separate deliverable that represents the culmination of a separate earnings process. The bulletin requires future obligations or performance requirements on the part of the seller be analyzed to determine whether the undelivered or unperformed obligations are inconsequential or perfunctory. Under the terms of the new license agreement entered into with Merck KGaA in December 2008, we have no future performance obligations and therefore, we have recognized all previously deferred revenue.

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

Contract Research Funding and Contract Manufacturing.  Prior to March 1, 2006, we were responsible for clinical research and development costs related to obtaining regulatory approval in North America, while Merck KGaA and we agreed to equal co-funding of eligible clinical research and development costs related to obtaining regulatory approval for rest of world. We recognized these reimbursed costs as revenue in the same period the costs were incurred. Effective March 1, 2006, we transitioned responsibility for the clinical research and development and regulatory activities for Stimuvax to Merck KGaA. Subsequent to March 1, 2006, we have continued to receive cost reimbursements from Merck KGaA related to transition activities and the supply of clinical trial material. The reimbursed transition costs were recognized as revenue in the same period the costs are incurred. Clinical trial material revenue was reported as contract manufacturing revenue after the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA.

In August 2007, we signed amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Under the terms of the amended agreements, we retained the responsibility for the manufacture Stimuvax and Merck KGaA had agreed to purchase Stimuvax from us. The collaboration and supply agreements transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting from the date the collaboration and supply agreements were executed reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively. Contract manufacturing revenue was recognized after shipment of the clinical trial material to Merck KGaA and upon the earlier of the expiration of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. The associated costs of the clinical trial material is removed from inventory and recorded as manufacturing expense at the same time the contract manufacturing revenue is recognized.

In connection with the execution of the new license agreement in December 2008, we sold our existing material, work in process and finished goods inventory to Merck KGaA. As a result of the entry into the license agreement, we will not realize revenue from the manufacture of Stimuvax in future periods.

Royalties.  Royalties based on reported sales of licensed products, if any, will be recognized based on the terms of our license agreement with Merck KGaA when and if reported sales are reliably measurable and collectibility is reasonably assured. To date, we have not recognized any royalty revenues from product sales under the license agreement.

Goodwill Impairment

Goodwill is carried at cost and is not amortized, but is reviewed annually for impairment in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. There were no impairment charges recorded for any of the periods presented.

Stock-Based Compensation

We maintain a share option plan under which an aggregate of 1,223,386 shares of common stock underlay outstanding options as of December 31, 2008 and an aggregate of 725,857 shares of common stock were available for future issuance. We have generally granted options to our employees and directors under the share option plan, and we have granted restricted stock to non-employee directors under the restricted share unit plan. Prior to April 1, 2008 amendment to our share option plan, we granted options with an exercise price denominated in Canadian dollars equal to the closing price of our shares on the Toronto Stock Exchange on the trading day immediately prior to the date of grant. In cases where our board of directors approved grants during a closed trading window under our insider trading policy, however, our board of directors fixed the exercise price based on the closing price of our common shares on Toronto Stock Exchange trading on the first trading day after our trading window opened. On and after April 1, 2008, we granted options with an exercise price denominated in U.S. dollars equal to the close price of our shares on The NASDAQ Global Market on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, using the modified prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased, or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Risk-free interest rate	3.09%	4.21%
Expected life of options in years	6.0	6.0
Expected dividend rate	0%	0%
Expected volatility	114.19%	102.52%
Weighted average grant-date fair value per share option $CDN	$3.84	$6.47
Weighted average grant-date fair value per share option $USD	$2.93	$—

Historically we have based the risk-free interest rate for the expected term of the option on the yield available on Government of Canada benchmark bonds with an equivalent expected term. In future periods we will use the yield at the time of grant of a U.S. Treasury security. The expected life of options in years represents the period of time stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and historical employee behavior. The expected volatility is based on the historical volatility of our common stock for a period equal to the stock option’s expected life.

Foreign Currency Translation

For the fiscal year ended December 31, 2007, and comparative periods presented, our functional currency was the Canadian dollar. As such, revenue and expense transactions denominated in currencies other than our functional currency are translated into Canadian dollars at the average exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense.

The operations of our wholly-owned U.S. subsidiaries are considered to be integrated foreign operations as they rely upon funding from us, and accordingly their functional currencies is also the Canadian dollar. Their respective books and records are converted to Canadian dollars by translating monetary assets and liabilities at the rate of exchange prevailing at the balance sheet date, non-monetary assets and liabilities at the rate in effect when the assets were acquired or liabilities were assumed, and items included in the statements of operations at the average exchange rates in effect at the date of such transactions with resulting exchange gains or losses included in the determination of income.

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

Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar to reflect our incorporation as a Delaware corporation and increasing U.S. dollar denominated revenues and expenditures. Comparative financial statements are not restated and the changes have been accounted for prospectively in accordance with SFAS No. 52, Foreign Currency Translation.

Results of Operations for the years ended December 31, 2008, 2007 and 2006

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
	(In millions, except
	per share amounts)

Revenue	$40.0	$3.8	$4.0	N/M+	(5.0)%
Expenses	(32.9)	(25.5)	(19.8)	(29.0)%	(28.8)%
In process research and development	—	—	(24.9)	N/M+	N/M+
Change in fair value of warrant liability	—	1.4	3.8	N/M+	(63.2)%
Income tax recovery	—	—	0.5	N/M+	N/M+

Net income (loss)	$7.1	$(20.3)	$(36.4)	N/M+	44.5%

Earnings (loss) per share — basic	$0.37	$(1.04)	$(2.38)	N/M+	56.3%

Earnings (loss) per share — diluted	$0.36	$(1.04)	$(2.38)	N/M+	56.3%

+	Not meaningful

We had net income of $7.1 million in 2008 as a result of the entry into the license and asset purchase agreements with Merck. This also resulted in the recognition of $12.9 million in deferred revenue related to sales under the supply agreement superseded by the new license agreement and $10.5 million from the license of the manufacturing rights to Stimuvax and know-how. Pursuant to the asset purchase agreement, we recognized $11.4 million in revenue along with the associated cost of sales of $9.7 million. While we experienced net income in 2008, we experienced net losses in each of 2006, and 2007 and we expect to continue experiencing net losses as we continue develop our product candidates.

The $16.1 million decrease in our net loss from 2007 to 2006, was attributable in part to the fact that in 2006, we incurred $24.9 million in in-process research and development expense related to the acquisition of ProlX in October 2006, and incurred no in-process research and development expense in 2007. In addition, a reduction in the change in the fair value of warrant liability of $2.4 million contributed to the smaller net loss in 2007. The balance of our expenses, consisting of research and development, manufacturing, general and administrative, marketing and business development, depreciation, investment and other income, and interest expense have increased by $5.7 million for, 2007 compared to 2006, primarily due to $4.5 million in legal, accounting and tax advisory fees associated with our reincorporation into the United States and certain costs associated with a reduction of administrative staff.

For 2007 and 2006, a substantial portion of our operating expenses are denominated in Canadian dollars, which was our functional currency in 2007 and 2006, and increases in the value of the Canadian dollar relative to the U.S. dollar had an adverse effect on our expenses when expressed in U.S. dollars on our consolidated statements of operations. Effective January 1, 2008, the U.S. dollar became both our functional and reporting currency, and we continued to incur expenses in Canadian dollars associated with our Canadian operations however, with the sale of our Canadian operations in December 2008 we will not continue to be subject to significant foreign currency exchange risks.

Revenue

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Contract research and development	$—	$0.7	$3.7	N/M+	(81.1)%
Contract manufacturing	15.6	2.5	—	N/M+	N/M+
Licensing revenues from collaborative agreements	24.4	0.5	0.2	N/M+	150.0%
Licensing, royalties and other revenue	—	0.1	0.1	—	—

	$40.0	$3.8	$4.0	N/M+	(5.0)%

+	Not meaningful

Prior to August 2007, when we entered into an amended and restated supply agreement with Merck KGaA, revenue related to the supply of Stimuvax was reported as part of contract research and development revenue. As a result of our entry into such agreement, revenue related to the supply of Stimuvax was reported separately as contract manufacturing revenue and we ceased to generate revenue from contract research and development. The $3.0, or 81.1%, decrease in contract research and development revenue in 2007 relative to 2006 was primarily attributable to decreased funding associated with Stimuvax as a result of the restructuring of our agreement with Merck KGaA. During 2006, we transitioned responsibility for the clinical development and regulatory activities for Stimuvax to Merck KGaA, which resulted in reduced contract research and development revenue compared to 2006.

Of the $13.1 million increase in contract manufacturing revenue in 2008 compared to 2007, $11.4 was related to the bulk sale of our entire raw material, work in process and finished goods inventory to Merck KGaA in December 2008 and the remaining $1.7 million was related to increased sales to Merck KGaA during the rest of 2008 relative to 2007. As a result of such bulk sale and the related license of our Stimuvax manufacturing rights to Merck KGaA, we do not expect any contract manufacturing revenue for the foreseeable future.

During 2007, we recognized $2.5 million in contract manufacturing revenue under the amended and restated supply agreement with Merck KGaA, which partially offset the $3.0 million reduction in contract research and development revenue described above. Previously, these amounts would have been reflected under contract research and development revenue and research and development expense, respectively. In the first quarter of 2007 we resumed manufacturing to support the global phase 3 trial of Stimuvax and commenced shipments of clinical trial material to Merck KGaA in the second quarter of 2007.

The $23.9 million increase in our licensing revenue from collaborative agreements for 2008 relative to 2007 was directly attributable to the license of our Stimuvax manufacturing rights and know-how which generated an up-front payment of $10.5 million. Since the new license agreement restructured the existing agreements and relieved us of future performance obligations we recognized previously deferred revenue related to this relationship of $12.9 million.

In 2007 our licensing revenue from collaborative agreements increased from $0.2 million for the year ended December 31, 2006 to $0.5 million for the year ended December 31, 2007. In February 2007, we announced that the first patient had been enrolled in a global Phase 3 trial of Stimuvax which triggered a cash milestone payment to us from Merck KGaA of $2.5 million before associated payments to third parties of $0.4 million. In August 2007, we announced the signing of the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA which triggered an additional cash milestone payment to us from Merck KGaA of $2.5 million before associated payments to third parties of $0.1 million. Finally, in December 2007, we announced the completion of the transfer of certain assays and methodology related to Stimuvax to Merck KGaA which triggered a further cash milestone payment to us of $5.0 million. We had recorded these milestone payments as deferred revenue and were recognizing the payments as revenue ratably over the remaining patent life of the Stimuvax product. As a result, our licensing revenue from collaborative agreements increased in 2007 compared to 2006.

Our licensing, royalties, and other revenue in fiscal 2007 remained unchanged from fiscal 2006 at $0.1 million.

Research and Development/Manufacturing Expense

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Research and development	$9.3	$10.0	$12.2	(7.0)%	18.0%
Manufacturing	13.7	2.6	—	N/M+	N/M+

	$23.0	$12.6	$12.2	82.5%	3.3%

The $10.4 million, or 82.5%, increase in our combined research and development/manufacturing expense for 2008 compared to 2007 primarily relates to the bulk sale of our inventory 2008 to Merck KGaA resulting in the significant increase in cost of sales. The $0.7 million decrease in of research and development in 2008 compared to 2007 is attributable primarily to higher allocation of research and development costs to product inventory as manufacturing activity increased during the year.

In connection with the license the of Stimuvax manufacturing rights to Merck KGaA and sale of related assets, we experienced a substantial reduction in our workforce. As a result, we expect that our research and development expense will be considerably lower in 2009 than it was in 2008.

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

As noted previously under the discussion of revenues, as a result of execution of the amended and restated collaboration and supply agreements, clinical trial material costs related to the supply of Stimuvax to Merck KGaA had been presented separately in the consolidated statements of operations as manufacturing expense. Previously, these costs were reported under research and development expenses. As a result, the 18.0% decrease in research and development expense from 2006 to 2007 was primarily attributable to the change in our business relationship with Merck KGaA reflected in the amended agreements.

General and Administrative

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

General and administrative	$9.8	$11.8	$7.6	(16.9)%	55.3%

The $2.0 million, or 16.9%, decrease in our general and administrative expense for 2008 compared to 2007, was primarily attributable to higher legal, accounting and tax advisory professional fees incurred in 2007 associated with our reincorporation in United States. As with our research and development expenses, with the reduction of our workforce, our general and administrative expenses should decline substantially in 2009 from 2008.

The $4.2 million, or 55.3%, increase in our general and administrative expense in 2007 over 2006 was primarily attributable to legal, accounting and tax advisory professional fees and costs associated with our reincorporation in United States, which totaled $4.5 million.

Marketing and Business Development.

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Marketing and business development	$—	$0.6	$0.6	N/M+	—

We eliminated our marketing and business development organization as we increased our focus on the ongoing development of our newly acquired portfolio of small molecule compounds in connection with our acquisition of ProlX in late 2006. Our marketing and business development expense of $0.6 million for the year ended December 31, 2007 was similar to the same period in 2006.

Depreciation

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Depreciation	$0.4	$0.2	$0.3	100.0%	(33.3)%

The $0.2 million, or 100%, increase in our depreciation expense for 2008 compared to 2007 reflects the increased investment in equipment and leasehold improvements made in 2007 and 2008. The $0.1 million, or 33%, decrease in our depreciation expense for 2007 compared to 2006 due to the absence of substantial capital expenditures or equipment purchases in 2006 and 2005.

In-Process Research and Development

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

In-process research and development	$—	$—	$24.9	N/M+	N/M+

+	Not meaningful

In-process research and development expense of $24.9 million in fiscal 2006 relates to the acquisition of a portfolio of oncology products from ProlX. The portfolio consisted primarily of patents and technologies which require regulatory approval to be commercialized and which have no proven alternative future uses.

Investment and Other Loss (Income)

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Investment and other loss (income)	$(0.3)	$0.4	$(0.9)	N/M+	N/M+

+	Not meaningful

Our investment and other loss (income) increased from a loss of $0.4 million for the year ended December 31, 2007 to income of $0.3 million for the year ended December 31, 2008. The change was primarily attributable to $0.1 million gain from the sale of our manufacturing related plant and equipment to Merck KGaA and the decline in foreign exchange loss in 2008 of $0.1 million on our Canadian dollar holdings arising from increases in the value of the U.S. dollar relative to the Canadian dollar during the year compared to 2007 when we suffered foreign exchange losses of $1.4 million on U.S. dollar holdings arising from increases in the value of the Canadian dollar relative to the U.S. dollar in the previous year. Of the $0.7 million decrease, $1.5 million was attributable to increased foreign exchange losses, which was partially offset by a decrease in income from cash and investments of $0.8 million resulting from lower invested cash balances in 2008.

Our investment and other loss (income) decreased from income of $0.9 million for the year ended December 31, 2006 to a loss of $0.4 million for the year ended December 31, 2007. The change was primarily attributable to a foreign exchange loss on our U.S. dollar holdings arising from increases in the value of the Canadian dollar relative to the U.S. dollar during the periods. Of the $1.3 million decrease, $1.4 million was attributable to increased foreign exchange losses, which was partially offset by an increase in income from cash and investments of $0.1 million.

Change in Fair Value of Warrant Liability

	Years Ended December 31,			2006-2007	2005-2006
	2008	2007	2006	% Change	% Change
		(In millions)

Change in fair value of warrant liability	$—	$1.4	$3.8	N/M+	(63.2)%

+	Not meaningful

Effective January 1, 2008, we changed our functional currency to the U.S. dollar from the Canadian dollar. Since the exercise price of the warrants is now denominated in our functional currency, there is no further requirement under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to adjust the warrants to fair value through earnings at each reporting date.

We recognized a $1.4 million recovery for 2007 and $3.8 million recovery for 2006 as a result of a reduction in the fair value of warrant liability. The exercise price of the warrants is denominated in U.S. dollars. Share purchase warrants with an exercise price denominated in a currency other than our functional currency, which, prior to January 1, 2008, was the Canadian dollar, are recorded as liabilities.

Income Tax Recovery

	Years Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
		(In millions)

Current	$—	$—	$0.5	N/M+	N/M+

+	Not meaningful

In December 2007, we closed our office in Cranbury, New Jersey and therefore no longer qualify to participate in the New Jersey tax loss selling program that was the source of our income tax recoveries in 2006.

Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for each of our eight fiscal quarters in the period ended December 31, 2008. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report, and reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007(1)	2007	2008	2008	2008	2008(2)
	(Dollars in thousands, except share and per share data)

Statement of Operations
Total revenues	$171	$590	$1,099	$1,938	$2,020	$1,152	$802	$36,024
Research and development	$2,972	$3,355	$1,406	$2,278	$2,308	$2,726	$1,883	$2,401
Manufacturing	$—	$—	$1,168	$1,396	$2,080	$646	$422	$10,527
Change in fair value of warrant liability	$(266)	$(402)	$(511)	$(242)	$—	$—	$—	$—
Net income (loss)	$(4,676)	$(4,961)	$(5,551)	$(5,152)	$(5,114)	$(4,916)	$(3,569)	$20,724
Basic earnings (loss) per share	$(0.24)	$(0.25)	$(0.29)	$(0.26)	$(0.26)	$(0.25)	$(0.18)	$1.06
Diluted earnings (loss) per share	$(0.24)	$(0.25)	$(0.29)	$(0.26)	$(0.26)	$(0.25)	$(0.18)	$1.06
Common shares outstanding (in 000’s)	19,486	19,486	19,486	19,486	19,486	19,492	19,492	19,492
Balance Sheet
Total assets	$31,243	$28,531	$35,558	$36,218	$30,039	$27,791	$27,966	$24,971
Total long-term liabilities	$4,315	$4,115	$7,939	$12,526	$12,823	$14,201	$14,055	$393
Common shares outstanding (in 000’s)	19,486	19,486	19,486	19,486	19,486	19,492	19,492	19,492

(1)	In August 2007, we signed amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Pursuant to the terms of the amended agreements, from August 2007 to December 2008,, with the entry into the new license agreement, we retained the responsibility to manufacture Stimuvax and Merck KGaA agreed to purchase Stimuvax from us. During their term, the amended agreements transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting during the term of the collaboration and supply agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

(2)	The effect of the asset purchase agreement and new license agreement with Merck KGaA, is reflected in the last quarter of 2008.

Liquidity and Capital Resources

Cash, cash equivalents, short term investments and working capital

As of December 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $19.2 million and accounts receivable of $1.8 million. Our cash equivalents and short-term investments have historically been invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Our accounts receivable primarily represents tax withholdings in Germany as a result of our sale of manufacturing rights to Merck KGaA in December 2008 which we expect to recover. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations.

Our cash and cash equivalents were $19.2 million as of December 31, 2008 compared to $24.2 million as of December 31, 2007, a decrease of $5.0 million, or 20.1%. The net decrease reflects operating expenditures of

$11.9 million in 2008 offset by $7.1 million in cash received under our collaboration and supply agreements, $0.5 million received from the sale of plant and equipment, and $0.7 million used in the purchase of plant and equipment. Offsetting the decreases was the favorable effect of exchange rate fluctuations on our cash and cash equivalents of $0.3 million.

Our cash and cash equivalents and short-term investments were $24.2 million as December 31, 2007 compared to $28.4 million as of December 31, 2006, a decrease of $4.2 million, or 14.8%. The net decrease reflects operating expenditures of $22.8 million in 2007 offset by $15.8 million in cash received under our collaboration and supply agreements, $0.4 million used in payment of accrued business acquisition and share issuance costs, and $0.7 million used in the purchase of plant and equipment. Offsetting these decreases was the favorable effect of exchange rate fluctuations on our cash and cash equivalents of $1.7 million and our short-term investments of $1.9 million.

As of December 31, 2008, our working capital was $17.6 million compared to $21.1 million as of December 31, 2007, a decrease of $3.5 million, or 15.5%. The decrease in working capital was primarily attributable to a $5.0 million decrease in cash and cash equivalents, $0.5 million decrease in government grant receivable, offset by a decline in accounts payable of $1.9 million and net decline from the elimination of inventory and deferred revenue of $0.7 million. The decrease in deferred revenue and the decrease in inventory is related to the license of Stimuvax manufacturing rights to Merck KGaA in December 2008.

We believe that our currently available cash and cash equivalents, together with milestone payments we currently anticipate receiving from Merck KGaA under our license agreement, will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, that the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if the Company realizes “net profits’ in any year. See “Note 11 — Share Capital — Redemption” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”

The certificate of incorporation does not specify the jurisdiction whose generally accepted accounting principles would apply for the redemption provision. At the time of the original issuance of the shares, we were a corporation organized under the federal laws of Canada, and our principal operations were located in Canada. In addition, the original purchaser and current holder of the Class UA preferred stock is a Canadian entity. In connection with our reincorporation in Delaware, we disclosed that the rights, preferences and privileges of the shares would remain unchanged except as required by Delaware law, and the mandatory redemption provisions were not changed. In addition, the formula for determining the price at which such shares would be redeemed is expressed in Canadian dollars. Therefore, if challenged, we believe that a Delaware court would determine that “net profits” be interpreted in accordance with Canadian GAAP.

As a result of the December 2008 Merck KGaA transaction, we recognized on a one-time basis all deferred revenue relating to Stimuvax, under both U.S. GAAP and Canadian GAAP. Under U.S. GAAP this resulted in net income. However, under Canadian GAAP we were required to recognize an impairment on intangible assets which resulted in a net loss for 2008 and therefore do not intend to redeem any shares of Class UA preferred stock in 2009. If in the future we recognize net income under Canadian GAAP, or any successor to such principles, or if the holder of Class UA preferred stock were to challenge, and prevail in a dispute involving, the interpretation of the mandatory redemption provision, we may be required to redeem such shares which would have an adverse effect on our cash position. The maximum aggregate amount that we would be required to pay to redeem such shares is CAN $1.25 million.

Cash flows from operating activities

Cash provided by operating activities is primarily driven by our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Changes in accounts payable and accrued liabilities used $1.5 million in 2008 mainly due to pay downs in accrued professional fees relating to the reincorporation in Delaware. Accrued compensation and related costs used $0.2 million during the year as a result of the decrease in our workforce.

Inventories decreased $5.1 million in 2008, as a result our bulk sale of raw materials and clinical product following the asset purchase agreement with Merck KGaA.

Receivables and other assets decreased by $0.5 million. Accounts receivable decreased by $0.2 million in 2008. Government grants receivable declined $0.5 million as the activity related to PX — 12 was reduced during the year.

During the year we received $3.0 million and $4.1 million in milestone payments and advances on product sales. These payments were deferred and not recognized in income at the time of receipt. As a result of the transaction with Merck KGaA in December, 2008 (See Results of Operations), we included in revenue previously deferred revenue of $24.8 million ($12.9 million for milestone payments and $11.9 million of advances on product sales).

In 2007 we received $10.0 million and $5.8 million in milestone payments and advances on product sales. These payments were deferred and not recognized in income at the time of receipt. Our inventory increased by $3.5 million in 2007 as a result of our agreement to manufacture and supply Merck KGaA with clinical product and our accounts payable and accrued expenses increased as result of increased higher activity with our reincorporation in Delaware.

Cash flows from investing activities

We had cash inflows of $11.8 million from investing activities during the year ended December 31, 2008, an increase of $7.6 million from the $4.2 million cash from investing activities in the year ended December 31, 2007. The increase in cash from investing activities 2008 compared to 2007 was attributable principally to lower net redemptions of short-term investments required to fund operations of $6.8 million and proceeds from the sale of plant and equipment of $0.5 million.

We had cash inflows of $4.2 million from investing activities during the year ended December 31, 2007, an increase of $13.0 million from the $8.8 million cash used in the year ended December 31, 2006. This change was attributable principally to lower net redemptions of short-term investments required to fund operations of $9.6 million and lower business acquisition costs of $3.6 million.

Cash flows from financing activities

We used $0.1 million of cash in financing activities during the year ended December 31, 2008, a decrease of $0.1 million over the $0.2 million cash used in the year ended December 31, 2007. The decrease in cash used in financing activities between fiscal 2007 and fiscal 2008 was attributable principally to the reduction of cost related to shares and warrant issuance.

We used $0.2 million of cash in financing activities during the year ended December 31, 2007, a decrease of $27.9 million over the $27.7 million cash from financing activities in the year ended December 31, 2006. This change was attributable principally to the January and December 2006 common stock and warrant financings which generated proceeds of $27.7 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2008:

		Payments Due by Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating leases — premises	$5,766	$478	$998	$1,267	$3,022

In May 2008, we entered into a sublease for an office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May 2008 we also entered into a lease directly with the landlord of such facility which will have a six year term beginning at the expiration of the sublease. The sublease provides for a base rent of $33,324 increasing to $36,354. The lease provides for a base rent of $47,715 increasing to $52,259 in 2018.

In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2008. One loan, in the aggregate principal amount of $99,000, requires repayment only in the event that we commercialize the product or service developed with the funds provided under the loan agreement. For purposes of the loan, a product or service is considered to be commercialized as of the date we receive FDA approval for the product or service or upon receipt of consideration for the sale or license of the product or service. In addition, if we commercialize a product or service developed with funding under the agreement, we are required to conduct manufacturing in the Commonwealth of Pennsylvania or pay a transfer fee equal to three times the amount of the funding. A second loan, in the aggregate principal amount of $100,000, is repayable on similar terms as the first loan in the event we commercialize a product or service developed with funding received under the second loan. In addition, under the second loan, if we commercialize a product or service funded under the second loan, we are obligated to maintain a “significant presence,” defined as 80% of our personnel, in the Commonwealth of Pennsylvania for a period of ten years or to pay a transfer fee equal to three times the amount of the funding. Finally, if we become obligated to repay the loans as a result of having commercialized a product or service, the aggregate amount repayable will equal the original funded amount multiplied by a factor ranging from one to two, subject to certain conditions. As the timing of any future payments under these loans cannot be determined with any certainty, the related repayments have not been reflected in the above schedule of contractual obligations.

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2008, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.

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

The adoption of SFAS 157 did not have any effect on our financial condition or results of operations, however, SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. All of our financial instruments as of December 31, 2008 are Level 1. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and we have adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have not elected to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 did not result in a material impact on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not result in a material impact on our financial position or results of operations.

In May 2008 the FASB released SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of companies that are presented in conformity with generally accepted accounting principles in the United States, or GAAP. FASB believes that the GAAP hierarchy should be determined by management because it is the company, not its auditor that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public

Accounting Oversight Board amendment to AU Section 411..We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations, or SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, Collaborative Arrangements, or EITF 07-1. EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires each company with derivative instruments to disclose information about how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and hedged items affect its financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS No. 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not utilize derivative instruments and, therefore, do not expect that there will be any impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

As of December 31, 2008 and 2007, approximately $15,300 and $11.0 million respectively, of our cash, cash equivalents, and short-term investments were denominated in Canadian dollars. As a result, the carrying value of our cash, cash equivalents, and short-term investments may be impacted by exchange rate fluctuations. At

December 31, 2008, a 10% strengthening of the Canadian dollar against the U.S. dollar would have no material effect for the year ended December 31, 2008.

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

Interest Rate Sensitivity

We had cash, cash equivalents, and short-term investments totaling $19.2 million and $24.2 million as of December 31, 2008 and 2007. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis point decline in interest rates, occurring January 1, 2008 and sustained throughout the period ended December 31, 2008, would result in a decline in investment income of approximately $161,000 for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of December 31, 2008, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included remediation of the material weakness described below, our management concluded that as of December 31, 2008, our disclosure controls and procedures were effective. Deloitte & Touche LLP, Independent Registered Public Accountants, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which report is included within Item 8.

Changes in Internal Control Over Financial Reporting

In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2007. Specifically, a control over the period-end financial reporting process relating to the preparation of our consolidated financial statements was not effective to ensure that a schedule supporting a foreign currency translation was reviewed by appropriate accounting personnel on a timely basis. This lack of appropriate review resulted in an error in the schedule which related to the incorrect use of the period-end exchange rate rather than the historical exchange rate. This error resulted in a material audit adjustment to a footnote summarizing the significant differences between generally accepted accounting principles in the United States and Canada and related disclosures of certain components within stockholders’ equity. Due to this error, it was concluded that a material weakness in internal control over financial reporting existed because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

In response to the material weakness in our internal controls noted above, we have a defined process relating to the preparation of the schedules supporting foreign currency translation and enhanced the review process for such schedules. Specifically, the schedules supporting foreign currency translation are prepared by the senior accounting manager and reviewed by the controller. Further, a file is created for each SEC filing that provides detailed supporting documentation for all amounts and disclosures in the filing. All comments and questions received when preparing the financial statements are version controlled to ensure they are addressed.

After consideration of the remediation efforts described above, we have concluded that as of December 31, 2008, the material weakness disclosed with the audit of our consolidated financial statements for the year ended December 31, 2007, has been remediated. In addition, except as noted above, there have been no changes in our internal control over financial reporting since December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers.”

ITEM 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

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

(b) Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006 (incorporated by reference from Exhibit 2.1 to Registration Statement on Form S-4/A filed on October 29, 2007).
3.1	Amended and Restated Certificate of Incorporation of Oncothyreon Inc. (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-4/A filed on September 27, 2007).
3.2	Bylaws of Oncothyreon Inc. (incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-4/A filed on September 27, 2007).

Exhibit
Number		Description

10.1		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.2†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996 (incorporated by reference from Exhibit 10.6 to Registration Statement on Form S-4 filed on September 12, 2007).
10.3		Severance Agreement between Biomira Inc. and Edward Taylor, dated July 6, 1998 (incorporated by reference from Exhibit 10.7 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.4†	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals, Inc., dated June 3, 1999 (incorporated by reference from Exhibit 10.9 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.5†	Product Development and Clinical Supply Agreement between Biomira USA and Cook Imaging Corporation d.b.a. Cook Pharmaceutical Solutions, dated September 10, 1999 (incorporated by reference from Exhibit 10.10 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.6†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000 (incorporated by reference from Exhibit 10.11 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.7†	Exclusive License Agreement among Georgetown University, the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 5, 2001 (incorporated by reference from Exhibit 10.12 to Registration Statement on Form S-4 filed on September 12, 2007).
10.8		Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002 (incorporated by reference from Exhibit 10.13 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.9†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001 (incorporated by reference from Exhibit 10.14 to Registration Statement on Form S-4/A filed on September 27, 2007).
10.10		Severance Agreement between Biomira Inc. and Marilyn Olson, dated May 12, 2003 (incorporated by reference from Exhibit 10.15 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.11†	Letter Agreement between Biomira Inc. and Cancer Research Technology Limited (formerly Imperial Cancer Research Technology Limited), dated March 9, 2004 (incorporated by reference from Exhibit 10.16 to Registration Statement on Form S-4/A filed on September 27, 2007).
10.12		Commercial Lease Agreement between 221 E. 6th St. LLC and ProlX Pharmaceuticals Corporation, dated March 26, 2004 (incorporated by reference from Exhibit 10.17 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.13†	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 29, 2004 (incorporated by reference from Exhibit 10.18 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.14†	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004 (incorporated by reference from Exhibit 10.19 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.15†	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004 (incorporated by reference from Exhibit 10.20 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.16†	Exclusive Patent License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated September 15, 2005 (incorporated by reference from Exhibit 10.21 to Registration Statement on Form S-4 filed on September 12, 2007).
10.17		Severance Agreement between Biomira Inc. and Rao Koganty, dated March 21, 2006 (incorporated by reference from Exhibit 10.25 to Registration Statement on Form S-4 filed on September 12, 2007).
10.18		Offer letter with Robert Kirkman, dated August 29, 2006 (incorporated by reference from Exhibit 10.27 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.18(a)	Amendment to Robert Kirkman Offer Letter dated December 31, 2008.

Exhibit
Number		Description

10	.19†	Letter Agreement between the University of Arizona and Biomira Inc., dated October 6, 2006 (incorporated by reference from Exhibit 10.28 to Registration Statement on Form S-4 filed on September 12, 2007).
10.20		Offer Letter with Lynn Kirkpatrick dated October 30, 2006 (incorporated by reference from Exhibit 10.29 to Registration Statement on Form S-4 filed on September 12, 2007).
10.21		Assignment of Lease Agreement between 221 E. 6th St. LLC, ProlX Pharmaceuticals Corporation and Biomira Inc. (incorporated by reference from Exhibit 10.30 to Registration Statement on Form S-4 filed on September 12, 2007).
10.22		Escrow Agreement between D. Lynn Kirkpatrick, Garth Powis, John S. Lazo, ComputerShare Trust Company and Biomira Inc., dated October 30, 2006 (incorporated by reference from Exhibit 10.31 to Registration Statement on Form S-4 filed on September 12, 2007).
10.23		Lease Agreement between W2007 Seattle Office 110 Atrium Place Realty, LLC and Biomira Marketing, Inc., dated July 19, 2007 (incorporated by reference from Exhibit 10.33 to Registration Statement on Form S-4 filed on September 12, 2007).
10.24		Amended and Restated Share Option Plan and form of stock option agreement thereunder (incorporated by reference from Exhibit 10.34 to Registration Statement on Form S-4/A filed on October 29, 2007).
10.25		Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit 10.35 to Registration Statement on Form S-4/A filed on October 29, 2007).
10.26		2006 Variable Pay Plan (incorporated by reference from Exhibit 10.36 to Registration Statement on Form S-4 filed on September 12, 2007).
10.27		Form of Purchase Warrant issued by Biomira Inc. to each of the individuals and entities listed on Schedule 1 to this Exhibit 10.28, dated January 30, 2006 (incorporated by reference from Exhibit 10.38 to Registration Statement on Form S-4 filed on September 12, 2007).
10.28		Form of Purchase Warrant issued by Biomira Inc. to each of the individuals and entities listed on Schedule 1 to this Exhibit 10.29, dated December 18, 2006 (incorporated by reference from Exhibit 10.41 to Registration Statement on Form S-4 filed on September 12, 2007).
10.29		Purchase Warrant issued by Biomira Inc. to Rodman & Renshaw, LLC, dated December 18, 2006 (incorporated by reference from Exhibit 10.42 to Registration Statement on Form S-4 filed on September 12, 2007).
10.30		Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.43 to Registration Statement on Form S-4 filed on September 12, 2007).
10.31		General Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.44 to Registration Statement on Form S-4 filed on September 12, 2007).
10.32		Security Agreement between Linda Pestano and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.45 to Registration Statement on Form S-4 filed on September 12, 2007).
10.33		General Security Agreement between Linda Pestano and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.46 to Registration Statement on Form S-4 filed on September 12, 2007).
10.34		Security Agreement between Patrick Trown and Biomira Inc., dated November 3, 2006 (incorporated by reference from Exhibit 10.47 to Registration Statement on Form S-4 filed on September 12, 2007).
10.35		General Security Agreement between Patrick Trown and Biomira Inc., dated November 3, 2006 (incorporated by reference from Exhibit 10.48 to Registration Statement on Form S-4 filed on September 12, 2007).
10.36		Promissory Note between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.49 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.36(a)	Note Amendment Agreement by and between Oncothyreon Inc. and Jeffrey Millard, dated April 20, 2008.
10.37		Promissory Note between Linda Pestano and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.50 to Registration Statement on Form S-4 filed on September 12, 2007).

Exhibit
Number		Description

10	.37(a)	Note Amendment Agreement by and between Oncothyreon Inc. and Linda Pestano, dated April 20, 2008.
10.38		Promissory Note between Patrick Trown and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.51 to Registration Statement on Form S-4 filed on September 12, 2007).
10.39		Letter Agreement between Patrick Trown and Biomira Inc., dated May 31, 2007 (incorporated by reference from Exhibit 10.52 to Registration Statement on Form S-4 filed on September 12, 2007).
10.40		Offer Letter with Gary Christianson, dated June 29, 2007 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10	.40(a)	Amendment to Gary Christianson Offer Letter dated December 31, 2008.
10.41		Sublease Agreement between Muze Inc. and Oncothyreon Inc., dated May 9, 2008 (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10.42		Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008 (incorporated by reference from Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10.43		Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008 (incorporated by reference from Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10	.44††	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.
10	.45††	Asset Purchase Agreement by and among Oncothyreon Canada Inc., Biomira Management, Inc., Oncothyreon Inc., Merck KGaA and EMD Serono Canada Inc., dated December 18, 2008.
10.46		Offer Letter dated March 24, 2008 between Oncothyreon Inc. and Shashi Karan (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on March 11, 2009).
12.1		Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of Oncothyreon Inc.
23.1		Consent of Deloitte & Touche LLP, independent registered chartered accountants.
23.2		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for portions of this exhibit.

††	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 27, 2009.

ONCOTHYREON INC

By:	/s/ Robert L. Kirkman
Robert L. Kirkman
President, CEO and Director

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert L. Kirkman and Shashi K. Karan, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Kirkman Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ Shashi K. Karan Shashi K. Karan	Principal Financial and Accounting Officer and Corporate Controller	March 27, 2009

/s/ Christopher S. Henney Christopher S. Henney	Chairman and Director	March 27, 2009

/s/ Richard L. Jackson Richard L. Jackson	Director	March 27, 2009

/s/ Daniel K. Spiegelman Daniel K. Spiegelman	Director	March 27, 2009

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oncothyreon Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Oncothyreon Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncothyreon Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 25, 2009

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Oncothyreon Inc.

We have audited the accompanying consolidated balance sheet of Oncothyreon Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncothyreon Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Edmonton, Alberta, Canada
March 13, 2008

ONCOTHYREON INC.

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current
Cash and cash equivalents	$19,166	$12,035
Short-term investments	—	12,151
Accounts receivable	1,828	2,024
Government grant receivable	40	552
Notes receivable, employees	—	364
Prepaid expenses	384	528
Inventory	—	5,069

	21,418	32,723
Plant and equipment	867	1,378
Lease deposits	354	—
Notes receivable, employees	215	—
Goodwill	2,117	2,117

	$24,971	$36,218

LIABILITIES
Current
Accounts payable	$401	$235
Accrued liabilities	1,835	3,710
Accrued compensation and related liabilities	1,607	1,823
Current portion of capital lease obligations	—	104
Current portion of deferred revenue	18	5,801

	3,861	11,673
Capital lease obligations	—	66
Notes payable	199	199
Warrant liability	—	64
Deferred revenue	164	12,167
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	4,254	24,199

Contingencies, commitments, and guarantees (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,492,432 and 19,485,889 shares issued and outstanding	325,043	324,992
Warrants	64
Additional paid-in capital	15,094	13,636
Accumulated deficit	(314,418)	(321,543)
Accumulated other comprehensive loss	(5,066)	(5,066)

	20,717	12,019

	$24,971	$36,218

See accompanying notes to the consolidated financial statements.

ONCOTHYREON INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31

	2008	2007	2006
	(In thousands, except per share amounts)

Revenue
Contract research and development	$—	$631	$3,678
Contract manufacturing	15,582	2,536	—
Licensing revenue from collaborative agreements	24,416	528	182
Licensing, royalties, and other revenue	—	103	119

	39,998	3,798	3,979

Expenses
Research and development	9,318	10,011	12,200
Manufacturing	13,675	2,564	—
General and administrative	9,749	11,797	7,636
Marketing and business development	—	565	587
Depreciation	422	246	247
In-process research and development	—	—	24,920
Investment and other (income) loss, net	(298)	371	(916)
Interest expense	7	5	10
Change in fair value of warrant liability	—	(1,421)	(3,849)

	(32,873)	(24,138)	(40,835)

Income (Loss) before income taxes	7,125	(20,340)	(36,856)
Income tax recovery:
Current	—	—	462

Net Income (loss)	7,125	(20,340)	(36,394)
Other comprehensive income	—	3,243	164

Comprehensive net income (loss)	$7,125	$(17,097)	$(36,230)

Earnings (loss) per share — basic	$0.37	$(1.04)	$(2.38)

Earnings (loss) per share — diluted	$0.36	$(1.04)	$(2.38)

Shares used to compute basic earnings (loss) per share	19,490,621	19,485,889	15,316,697

Shares used to compute diluted earnings (loss) per share	19,570,170	19,485,889	15,316,697

See accompanying notes to the consolidated financial statements.

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Deficit	Loss
	(In thousands, except share amounts)

Balance at December 31, 2005	13,136,094	$280,235	$9,483	$(264,809)	$(8,473)

Conversion of restricted share units	3,166	26	(26)
Equity placements	3,367,000	22,792
Issued for business acquisition	2,979,629	21,939
Stock-based compensation			2,498
Net loss				(36,394)
Unrealized holding gains on available-for-sale securities, net of tax of ($0)					99
Foreign currency translation adjustments, net of tax of ($0)					65

Other comprehensive income					164

Balance at December 31, 2006	19,485,889	$324,992	$11,955	$(301,203)	$(8,309)

Stock-based compensation			1,681
Net loss				(20,340)
Unrealized holding loss on available-for-sale securities, net of tax of ($0)					(48)
Foreign currency translation adjustments, net of tax of ($0)					3,291

Other comprehensive income					3,243

Balance at December 31, 2007	19,485,889	$324,992	$13,636	$(321,543)	$(5,066)

Stock-based compensation			1,509
Net income				7,125
Conversion of restricted share units	6,543	51	(51)

Balance at December 31, 2008	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)

See accompanying notes to the consolidated financial statements.

ONCOTHYREON INC.

Consolidated Statements of Cash Flows
Years ended December 31

	2008	2007	2006
	(In thousands)

Operating
Net income (loss)	$7,125	$(20,340)	$(36,394)
Depreciation	422	246	247
Stock-based compensation expense	1,509	1,681	2,498
In-process research and development	—	—	24,920
Change in fair value of warrant liability	—	(1,421)	(3,849)
Gain on disposal of short term investments	—	(48)	—
(Gain) loss on disposal of plant and equipment	(48)	7	—
Impairment allowance	—	—	88
Proceeds from collaborative agreements	3,000	10,000	—
Proceeds from contract manufacturing	4,060	5,798	—
Deferred revenue	(24,846)	(1,034)	(182)
Net change in non-cash working capital balances from operations
Accounts receivable	194	10	(17)
Government grants receivable	512	—	—
Prepaid expenses	144	(171)	(164)
Inventory	5,069	(3,466)	(973)
Long term deposits	(354)	—	—
Accounts payable	166	(181)	12
Accrued liabilities	(1,623)	1,205	106

Accrued compensation and related liabilities	(216)	683	24

	(4,886)	(7,031)	(13,684)

Investing
Purchase of short-term investments	(22,376)	(37,574)	(47,777)
Redemption of short-term investments	34,246	42,655	43,285
Purchase of plant and equipment	(744)	(684)	(71)
Proceeds from sale of plant and equipment	548	—	—
Business acquisition	—	(238)	(3,874)
(Increase) decrease in notes receivable	151	—	(356)

	11,825	4,159	(8,793)

Financing
Proceeds on issue of common shares and warrants, net of issue costs	—	(165)	27,735
Repayment of notes payable	—	—	(13)
Repayment of capital lease obligations	(93)	(71)	(41)

	(93)	(236)	27,681

Net cash inflow (outflow)	6,846	(3,108)	5,204
Effect of exchange rate fluctuations on cash and cash equivalents	285	1,734	259

Increase (decrease) in cash and cash equivalents	7,131	(1,374)	5,463
Cash and cash equivalents, beginning of year	12,035	13,409	7,946

Cash and cash equivalents, end of year	$19,166	$12,035	$13,409

Supplemental disclosure of cash flow information
Amount of interest paid in the year	$7	$5	$10
Amount of income taxes paid in the year	$—	$—	$—

See accompanying notes to the consolidated financial statements.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements
Year ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the “Company” or “Oncothyreon”) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. Oncothyreon is focused primarily on the development of therapeutic products for the treatment of cancer. Oncothyreon’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Oncothyreon’s operations are not subject to any seasonality or cyclicality factors.

Change in reporting entity

On December 10, 2007, Oncothyreon became the successor corporation to Biomira Inc. (the “Company” or “Biomira”) by way of a plan of arrangement approved at special meeting of the stockholders of Biomira and the Alberta Court of Queen’s Bench under Canadian law in December 2007. Biomira was incorporated under the Canada Business Corporations Act in 1985.

On December 11, 2007, Oncothyreon’s common stock began trading on The NASDAQ Global Market under the symbol “ONTY” and on the Toronto Stock Exchange under the symbol “ONY.” Holders of common shares of the former Biomira received one-sixth of a share of common stock of Oncothyreon in exchange for each common share of Biomira, which had the effect of a 6 for 1 reverse stock split of the outstanding common shares. The holder of the 12,500 outstanding Biomira Class A preference shares received one share of Class UA Preferred Stock of Oncothyreon for each Biomira Class A preference share. The consolidated financial statements have been prepared giving effect to the 6 for 1 share exchange and basic and diluted loss per share for all periods presented.

All Biomira common stock options, restricted share units and warrants that were in existence prior to the plan of arrangement were exchanged for stock options, restricted share units and warrants in Oncothyreon on a 6 for 1 basis with no change in any of the terms and conditions.

Oncothyreon’s Board of Directors and management immediately following the plan of arrangement were the same as Biomira’s immediately before the plan of arrangement became effective.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Accounting for Business Combinations, the plan of arrangement was a transaction among entities under common control. Assets and liabilities transferred between entities under common control are accounted for at historical cost. Accordingly, the assets and liabilities of the predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon. In addition, these financial statements reflect the historical accounts of Biomira up to December 10, 2007 with the exception of basic and diluted loss per share amounts, descriptions and amounts of all common stock, stock options, restricted share units and warrants and their corresponding exercise prices where applicable; which have been recast to reflect the 6 for 1 common share exchange effected by the plan of arrangement.

In these financial statements, the reference to “Company” means Biomira for periods prior to December 10, 2007 and Oncothyreon for periods thereafter.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”), which except as described in Note 21, conform, in all material respects, with Canadian generally accepted accounting standards (“Canadian GAAP”), and reflect the following significant accounting policies.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Basis of consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, including Oncothyreon Canada Inc., Biomira Management Inc., ProlX Pharmaceuticals Corporation, Biomira International Inc., Biomira BV, Oncothyreon Luxembourg and its 90% owned subsidiary Oncodigm Biopharma Inc., on a fully consolidated basis. All intercompany balances and transactions have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the allocation of the purchase price for acquisitions, the cost and valuation of inventory, the valuation of goodwill, the fair value of stock options and restricted share units granted and warrants issued, the useful lives of plant and equipment, the amortization period of deferred revenues, and the valuation allowance offsetting deferred tax assets.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash, with original maturities of 90 days or less at the time of purchase. At December 31, 2008, cash and cash equivalents was comprised of $14,137 cash, $5,029 in money market investments and nil in short-term investments with original maturities of 90 days or less. As at December 31, 2007 the amounts were $6,625, $893 and $4,517 respectively. The carrying value of these cash equivalents approximates their fair value.

Short-term investments

Short-term investments are classified as available-for-sale securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at market value, with unrealized temporary holding gains and losses excluded from income and reported in other comprehensive income and also as a net amount in accumulated other comprehensive income until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. As at December 31, 2008, the Company had no short term investments.

Derivative financial instruments

The Company does not utilize derivative financial instruments Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments, share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of the warrants are recognized in the consolidated statements of operations.

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Plant and equipment and depreciation

Plant and equipment are recorded at cost and depreciated over their estimated useful lives on a straight-line basis, as follows:

Scientific and office equipment	5 years
Manufacturing equipment	4 years
Computer software and equipment	3 years
Leased equipment	Shorter of useful life or the term of the lease
Leasehold improvements	Shorter of useful life or the term of the lease

Long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined by management through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment charges recorded for any of the periods presented.

Goodwill

Goodwill is carried at cost and is not amortized, but is reviewed annually for impairment in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. There were no impairment charges recorded for any of the periods presented.

Revenue recognition

Following the recommendations of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company evaluates revenue from arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting. A delivered item is considered a separate unit of accounting if the following separation criteria are met: (1) the delivered item has standalone value to the customer; (2) there is objective and reliable evidence of the fair value of any significant undelivered items; and (3) if the arrangement includes a general right of return relative to the delivered item, the delivery of undelivered items is probable and substantially in the Company’s control. The relevant revenue recognition accounting policy is applied to each separate unit of accounting.

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Government grants

Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period in which conditions arise that cause the assistance to become repayable.

Research and development costs

R&D expenses include personnel and facility related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. R&D costs are expensed as incurred. In instances where the Company enters into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

The Company’s accruals for clinical trials are based on estimates of the services received and pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received. As such, expense accruals related to clinical trials are recognized based on its estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Foreign exchange

The Company’s consolidated financial statements are reported in U.S. dollars. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of foreign subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in stockholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in an entity’s functional currency are included in the consolidated statements of operations and comprehensive income (loss). Currency gains and losses of intercompany balances deemed to be long-term in nature are included, net of tax, in accumulated other comprehensive income (loss) in stockholders’ equity.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Our foreign subsidiaries are considered to be integrated foreign operations and, accordingly, have the same functional currency as the parent.

Prior to January, 1 2008, the Company’s functional currency was the Canadian dollar.

Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which it operates as a result of the Company’s redomicile into the United States effective December 10, 2007 (See Note 1) and increasing U.S. dollar denominated revenues and expenditures. Our financial statements for periods prior to this change have not been restated for the change in functional currency.

Earnings per share

Basic earnings per common share were calculated using the weighted average number of common shares outstanding during the year.

Diluted earnings per common share were calculated on the basis of the weighted average number of shares outstanding during the period, plus the additional common shares that would have been outstanding if potentially dilutive common shares underlying stock options, restricted share units and warrants had been issued using the treasury stock method.

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

The Company has completed an analysis of uncertain tax positions based on the guidance of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109, Accounting for Income Taxes which became effective for the Company as of January 1, 2007, and concluded that it has no material uncertain tax positions for either 2008 or 2007.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).

Other comprehensive income (loss) primarily consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements in 2007.

Stock-based compensation

The Company applies SFAS No. 123(R), Share-Based Payment, as interpreted by Staff Accounting Bulletin (“SAB”) 107, a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize in the income statement the grant date fair value of share-based compensation awards granted to employees over the requisite service period. Stock-based compensation expense in the consolidated statements of operations is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, with the offset to additional paid-in capital. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted to employees. Assumptions used by management in calculating the value of stock awards are discussed in Note 12.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

The adoption of SFAS 157 did not have any effect on the Company’s financial condition or results of operations, however, SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable, i.e., Level 3, inputs. All of the Company’s financial instruments as of December 31, 2008, which amounted to $5 million, are held in money market funds, are classified as Level 1 investments and are valued at fair value based on quoted market prices in active markets. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant.

The fair value option for financial assets and financial liabilities

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has elected not to apply SFAS 159 to any assets or liabilities, therefore the adoption of SFAS 159 had no impact on the Company’s financial position or results of operations for the current or comparative periods presented.

Accounting for non-refundable advance payments for goods or services received for use in future research and development activities

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed and is to be applied prospectively for new contracts entered into on or after January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s financial position or results of operations.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Accounting standards effective in future years

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

Determination of the useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Therefore, the Company believes it will have no effect on its financial position or results of operations.

Collaborative arrangements

In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The consensus is effective for fiscal years beginning after December 15, 2008. The Company does not believe that it has collaborative agreements subject to the consensus reached by the EITF.

Business combinations

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

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

On October 30, 2006, the Company acquired a 100% interest in ProlX Pharmaceuticals Corporation (“ProlX”). The purchase price for ProlX consisted of $3.0 million in cash from the Company’s existing financial resources and 2,979,629 shares of the Company’s common stock (subject to certain resale restrictions) in return for all of the outstanding stock of ProlX. The Company also incurred acquisition costs of $1,201. Of the total purchase price paid, 446,944 shares of the Company’s common stock were held in escrow and 166,666 shares of the Company’s common stock were held in special escrow. The escrow was to satisfy any claims arising out of representations and warranties made by ProlX in connection with the merger and was to continue for a period not to exceed 12 months from the closing date, except to the extent there remained pending claims at the end of such period, then the escrow could be continued until such claims are resolved. The special escrow was to continue until such time as an aggregate of $3.0 million in funding had been received under ProlX’s existing federal government grants. If the grant funding was not received, the shares in the special escrow would be returned to the Company. During 2007, the conditions of both the escrow and the special escrow were met and the common stock was released.

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

The deposit asset represents the 166,666 shares of the Company that were placed in a special escrow account. The release of these shares from escrow was contingent upon ProlX receiving an aggregate of $3.0 million in funding from existing government grants. As this future amount was not reasonably assured, the value of these

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

shares of $1,229 was recorded as a refundable deposit. In the third quarter of 2007 the funding conditions were met and the common stock was released from special escrow. As a result of this event in 2007, the Company has recorded additional costs of the acquired assets resulting in an increase in goodwill.

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

The following unaudited pro forma consolidated financial information, which reflects the Company’s consolidated results of operations for the year ended December 31, 2006, have been prepared for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place on January 1, 2006 or results that may occur in the future.

Year Ended
December 31,
2006
(Unaudited)

Revenue	$4,238

Net loss	$36,390

Basic and diluted loss per share	$(2.05)

5.	ACCOUNTS RECEIVABLE AND GOVERNMENT GRANT RECEIVABLE

	2008	2007

Customer, net of allowance for doubtful accounts — nil (2007 — nil)	$1,777	$2,010
Other	51	14

Accounts receivable	$1,828	$2,024

Government grant receivable	$40	$552

One customer accounted for 100% and 92% of customer accounts receivable at December 31, 2008 and 2007, respectively. The Company does not require a provision for doubtful accounts.

6.	NOTES RECEIVABLE, EMPLOYEES

	2008	2007

Notes receivable	$215	$364

Pursuant to the acquisition of ProlX (See Note 4), the Company advanced notes of $344 to certain employees of ProlX and a former director of ProlX. The principal amount of the loans, together with interest accrued at the rate of 5.0% per annum to the date of payment, was due and payable on April 28, 2008. The former director repaid his loan while one employee was granted an extension on the repayment date to April 28, 2010 and another to April 28, 2011. Interest income of $12 ($17 in 2007) related to these loans has been recorded in the consolidated statements of operations.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

7.	INVENTORY

	2008	2007

Raw material supplies	$—	$1,693
Work-in-process	—	2,454
Finished goods	—	922

	$—	$5,069

Under the terms of the amended collaboration and supply agreements between the Company and Merck KGaA of Darmstadt, Germany (“Merck KGaA”) (See Note 13), the Company was responsible for the manufacture of Stimuvax®, including process development and scale-up for commercial manufacturing. Merck KGaA will purchase Stimuvax from the Company. Raw material supplies represent Stimuvax raw material costs that have not been consumed in the manufacturing process, work-in-process represents Stimuvax clinical trial material that has completed the manufacturing process and is currently awaiting internal lot release and approval, and finished goods represents Stimuvax clinical trial material that has been shipped to Merck KGaA and is awaiting the expiration of the earlier of a 60 day return period or formal acceptance of the clinical trial material by Merck KGaA. As discussed in Note 13, the Company sold its manufacturing rights to Merck KGaA including all of its remaining inventory.

8.	PLANT AND EQUIPMENT

	2008
		Accumulated	Carrying
	Cost	Depreciation	Value

Scientific equipment	$856	$399	$457
Office equipment	95	80	15
Computer software and equipment	313	84	229
Leasehold improvements	179	13	166

	$1,443	$576	$867

	2007
		Accumulated	Carrying
	Cost	Depreciation	Value

Scientific equipment	$3,624	$3,028	$596
Office equipment	192	152	40
Manufacturing equipment	304	201	103
Computer software and equipment	755	615	140
Computer equipment under capital lease	307	136	171
Leasehold improvements	1,043	715	328

	$6,225	$4,847	$1,378

During 2008, net additions of computer equipment under capital lease amounted to nil (2007 — $165; 2006 — nil). Computer software and equipment and leasehold improvements include $34 and $253, respectively, of assets not being depreciated because the assets were under development at December 31, 2007. Included in accrued liabilities at December 31, 2008 is $35 of computer software and leasehold improvements.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

9.	LEASE OBLIGATIONS

Capital leases

The Company had no capital leases at December 31, 2008 as the balance of the existing capital leases were assumed by Merck KGaA in December 2008. (See Note 13) Interest expense on capital leases in the amount of $7 (2007 — $6; 2006 — $4) has been recorded in the consolidated statements of operations.

Operating leases

The Company is committed to annual minimum payments under lease agreements for premises over the next five years, as follows:

2009	$479
2010	496
2011	501
2012	633
2013	635
Thereafter	3,022

$5,766

Minimum rental expense for premises and equipment in the amount of $679 (2007 — $505; 2006 — $637) has been recorded in the consolidated statements of operations. In May 2008, the Company entered into a sublease agreement for an office facility in Seattle, Washington totaling approximately 17,000 square feet where the Company intends to consolidate certain of its operations. The sublease expires in December 17, 2011. In May 2008 the Company also entered into a lease agreement directly with the landlord beginning on December 18, 2011 for a period of 84 months to December 18, 2017. The sublease provides for a monthly base rent of $33 increasing to $36. The lease provides for a monthly base rent of $48, increasing to $52 in 2017.

The lease for the Company’s corporate facilities in Edmonton, Alberta was assumed by Merck KGaA in December 2008. (See Note 13)

10.	NOTES PAYABLE

Pursuant to the acquisition of ProlX (See Note 4), the Company has assumed an agreement with Innovation Works, Inc. (the “First Agreement”), under which funding of $99 was received and remains outstanding at December 31, 2008. Under the First Agreement, the Company is not charged interest expense. The First Agreement requires payment only in the event that the Company commercializes the product or service it is developing with funds provided by this agreement. Under the First Agreement, as clarified by the Letter Agreement (defined below), a product or service is considered to be commercialized as of the earlier of (1) the date the Company receives Food and Drug Administration (“FDA”) approval for and (2) the date it receives consideration for the sale or license of, the product or service it is developing with funds provided by this agreement. In the event that the product or service being developed by the Company is not commercialized, the funding under the First Agreement is not repayable. Additionally, the First Agreement requires that if the Company commercializes a product or service developed in full or in part with the loan funds, it must be manufactured in the Commonwealth of Pennsylvania for a period of ten years. If manufacturing is not maintained in the Commonwealth of Pennsylvania for the ten-year period, the Company is required to pay a transfer fee equal to three times the amount of the funding.

Also pursuant to the acquisition of ProlX (See Note 4), the Company has assumed another agreement with Innovation Works, Inc. (the “Second Agreement”) under which funding of $100 was received and remains outstanding at December 31, 2008. Under the Second Agreement, the Company is not charged interest expense. The Second Agreement requires payment only in the event that the Company commercializes the product or service it is

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

developing with funds provided by this Second Agreement. As in the First Agreement, under the Second Agreement, a product or service is considered to be commercialized as of the earlier of (1) the date the Company receives FDA approval for and (2) the date it receives consideration for the sale or license of, the product or service it is developing with funds provided by this agreement. In the event that the product or service being developed by the Company is not commercialized, the funding under the Second Agreement is not repayable. Additionally, the Second Agreement requires that if the Company commercializes a product or service developed in full or in part with the loan funds, it must maintain a significant presence (as defined as 80% of its personnel) in the Commonwealth of Pennsylvania for ten years. If a significant presence is not maintained in the Commonwealth of Pennsylvania for the ten-year period, the Company is required to pay a transfer fee equal to three times the amount of the funding. If the Company is required to repay Innovation Works, Inc. the amount of repayment would represent the original funding amount multiplied by a factor ranging from one to two.

No interest is imputed for these notes payable as amounts that will be paid and the timing thereof can not be determined with any certainty.

In connection with the acquisition of ProlX, the Company entered into a written letter agreement with Innovation Works, Inc. (the “Letter Agreement”). The Letter Agreement clarifies the repayment and certain other terms of the First Agreement and the Second Agreement and specifies that the Company may, prior to the time it commercializes the product or service it is developing with funds provided by the First and/or Second Agreement, terminate each agreement and satisfy all obligations due thereunder by repaying the original funding amounts under each agreement.

11.	SHARE CAPITAL

Authorized shares

Class UA preferred stock

As of December 31, 2008, the Company had 12,500 shares of Class UA preferred stock authorized. The Class UA preferred stock has the following rights, privileges, and limitations:

Voting.  Each share of Class UA preferred stock will not be entitled to receive notice of, or to attend and vote at, any Stockholder meeting unless the meeting is called to consider any matter in respect of which the holders of the shares of Class UA preferred stock would be entitled to vote separately as a class, in which case the holders of the shares of Class UA preferred stock shall be entitled to receive notice of and to attend and vote at such meeting. Amendments to the certificate of incorporation of Oncothyreon that would increase or decrease the par value of the Class UA preferred stock or alter or change the powers, preferences or special rights of the Class UA preferred stock so as to affect them adversely would require the approval of the holders of the Class UA preferred stock.

Conversion.  The Class UA preferred stock is not convertible into shares of any other class of Oncothyreon capital stock.

Dividends.  The holders of the shares of Class UA preferred stock will not be entitled to receive dividends.

Liquidation preference.  In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class UA preferred stock will be entitled to receive, in preference to the holders of the Company’s common stock, an amount equal to the lesser of (1) 20% of the after tax profits (“net profits”), determined in accordance with Canadian generally accepted accounting principles, where relevant, consistently applied, for the period commencing at the end of the last completed financial year of the Company and ending on the date of the distribution of assets of the Company to its stockholders together with 20% of the net profits of the Company for the last completed financial year and (2) CDN $100 per share.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Redemption.  The Company may, at its option and subject to the requirements of applicable law, redeem at any time the whole or from time to time any part of the then-outstanding shares of Class UA preferred stock for CDN $100 per share. The Company is required each year to redeem at CDN $100 per share that number of shares of Class UA preferred stock as is determined by dividing 20% of the net profits by CDN $100.

The difference between the redemption value and the book value of the Class UA preferred stock will be recorded at the time that the fair value of the shares increases to redemption value based on the Company becoming profitable.

Preferred stock

As of December 31, 2008, the Company had 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, authorized. Shares of preferred stock may be issued in one or more series from time to time by the Board of Directors of the Company, and the Board of Directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the Board of Directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

Common stock

As of December 31, 2008, the Company had 100,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Warrants issued and outstanding

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are recorded as liabilities. Changes in the fair value of these warrants are recognized in the consolidated statements of operations.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

As disclosed in Note 2, effective January 1, 2008 the Company’s functional currency changed to the U.S. dollar from the Canadian dollar and therefore the exercise price of the warrants is now denominated in the Company’s functional currency. Accordingly, the previously recognized liability represented by the fair value of the warrants as at December 31, 2007 of $64 was credited to stockholders’ equity in the accompanying condensed consolidated balance sheet effective January 1, 2008 and there is no further requirement under SFAS 133 to adjust the warrants to fair value through earnings at each reporting date.

	2008		2007		2006
	Warrants	Amount	Warrants	Amount	Warrants	Amount

Warrant liability
Balance, beginning of year	795,150	$64	974,667	$1,364	179,517	$399
Equity placements	—	—	—	—	795,150	4,778
Exercise of warrants	—	—	—	—	—	—
Expiration of warrants	—	—	(179,517)	—	—	—
Fair value adjustments	—	—	—	(1,421)	—	(3,849)
Effect of changes in foreign exchange rates	—	—	—	121	—	36

Balance, end of year	795,150	$64	795,150	$64	974,667	$1,364

The following table summarizes information on warrants outstanding at December 31, 2008:

	Number
Exercise Prices	Outstanding	Expiry Date

$15.00	458,126	July 30, 2009
$11.16	337,024	December 18, 2010

	795,150

At the warrant holder’s option and upon payment of the exercise price by the holder, the warrants may be exchanged for an equal number of common shares of the Company.

Stock transactions

Exercise of stock options

There were no stock options exercised during 2008, 2007 or 2006.

Conversion of restricted share units

During 2008, 6,543 (2007— nil; 2006 — 3,166) restricted share units with a weighted average fair value of $7.81 (2007— nil; 2006 — $8.24) per unit were converted. Share capital was credited with an amount of $51 (2007 — nil; 2006 — $26) and additional paid-in capital was reduced by an equal amount $51 (2007 — nil; 2006 — $26) representing the fair value attributed to the restricted share units (See Note 12).

Equity placements

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Exercise of warrants

There were no warrants exercised during 2008, 2007 or 2006.

Earnings (loss) per share

For 2008 and the comparative years presented, shares potentially issuable upon the exercise of director and employee stock options (See Note 12), shares contingently issuable in connection with the May 2, 2001 Merck KGaA agreement (See Note 13), contingently issuable shares in connection with the October 30, 2006 ProlX acquisition (See Note 4), and purchase warrants issued in connection with the 2004 and 2006 equity placements, have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive. At December 31, 2008, 1,223,386 outstanding options have been excluded from the earnings (loss) per share calculations because they are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2008	2007	2006

Numerator:
Net income (loss)	$7,125	$(20,340)	$(36,856)
Denominator:
Weighted average shares outstanding used to compute earnings per share — basic	19,490,621	19,485,889	15,316,697
Effective of dilutive RSU’s	79,549	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share — diluted	19,570,170	19,485,889	15,316,697

12.	STOCK-BASED COMPENSATION

Stock option plan

The Company sponsors a stock option plan (the “Option Plan”) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008, options were granted with a per share exercise price, in Canadian dollars, equal to the closing market price of the Company’s shares of common stock on the Toronto Stock Exchange on the date immediately preceding the date of the grant. After April 1, 2008, options were granted with a per share exercise price, in U.S. dollars, equal to the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the date of grant. In general, options granted under the Option Plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant.

A summary of the status of the Option Plan as of December 31, 2008, 2007 and 2006, and changes during the years ended on those dates is presented below. As described above, prior to April 1, 2008, exercise prices were

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

denominated in Canadian dollars and in U.S. dollars thereafter. The weighted average exercise prices listed below are in their respective dollar denominations.

	2008		2007		2006
						Weighted
		Weighted		Weighted		Average
		Average		Average		Exercise
	Stock	Exercise	Stock	Exercise	Stock	Price
	Options	Price	Options	Price $CDN	Options	$CDN

Outstanding, beginning of year	1,315,036	$13.99	1,150,414	$15.51	726,824	$23.94
Granted $CDN	8,000	4.60	246,266	7.93	591,500	7.50
Granted $US	142,600	3.43	—	—	—	—
Forfeited $CDN	(112,774)	17.45	(81,644)	17.12	(167,910)	23.76
Forfeited $US	(38,700)	3.43	—	—	—	—
Expired $CDN	(90,776)	59.90	—	—	—	—

Balance, end of the year $CDN	1,119,486	9.85	1,315,036	13.99	1,150,414	15.51

Balance, end of the year $US	103,900	3.43	—	—	—	—

Options exercisable, end of year $CDN	764,973	$10.74	625,704	$20.35	388,970	$28.86

The following table summarizes information on stock options outstanding and exercisable at December 31, 2008. The range of exercise prices and weighted average exercise prices are listed in their respective dollar denominations.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
Range of Exercise Prices	Number	Life	Exercise	Number	Life	Exercise
($CDN per Share)	Outstanding	(Years)	Price	Outstanding	(Years)	Price

4.60 — 7.50	490,299	5.56	$7.30	322,147	5.46	$7.33
7.51 — 10.00	323,836	4.83	8.22	155,778	4.12	8.43
10.01 — 15.00	267,307	1.93	12.65	249,004	1.91	12.57
15.01 — 35.00	1,396	2.20	19.02	1,396	2.20	19.02
35.01 — 55.00	36,398	0.73	37.44	36,398	0.73	37.44
55.01 — 71.71	250	0.39	71.70	250	0.39	71.70

	1,119,486	4.32	$9.85	764,973	3.80	$10.74

Range of Exercise Prices ($US per share)
3.43 — 3.43	103,900	6.54	$3.43	—	—	$—

There were no stock options exercised in 2008, 2007 or 2006. As of December 31, 2008, there were no exercisable, in-the-money options based on the Company’s closing share price of CDN $0.92 and US $0.80 on the Toronto Stock Exchange and The NASDAQ Global Market, respectively.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the status of non-vested stock options as of December 31, 2008 and changes during 2008 is presented below:

	Number of	Weighted Average
	Non-Vested	Grant Date
	Options	Fair Value $

Balance at December 31, 2007 $CDN	689,332	$6.78
Granted $CDN	8,000	3.84
Granted $US	142,600	2.93
Vested $CDN	(292,112)	6.98
Forfeited $CDN	(50,624)	6.94
Forfeited $US	(38,700)	2.93
Expired $CDN	(83)	11.70

Balance at December 31, 2008 $CDN	354,513	$6.54

Balance at December 31, 2008 $US	103,900	$2.93

In 2008, stock based compensation expense of $1,509 (2007 — $1,637; 2006 — $1,888) was recognized, which related to the current period recognition of the estimated fair value of new awards, the unvested portion of existing awards and to awards modified, repurchased or cancelled after January 1, 2006. The expense in 2008 includes an adjustment of $53 (2007 — $82; 2006 — $328) relating to workforce reduction costs described in Note 15. This adjustment includes the immediate expensing of the remaining unrecognized fair value of the affected stock options and modification adjustments of the affected stock options. As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $2,200 (2007 — $3,345; 2006 — $3,186), which will be recognized over the next 17 months on a weighted-average basis.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, under the following weighted average assumptions:

	2008	2007	2006

Weighted average grant-date fair value per stock option $CDN	$3.84	$6.47	$6.18
Weighted average grant-date fair value per stock option $US	$2.93	$—	$—
Expected dividend rate	0%	0%	0%
Expected volatility	114.19%	102.52%	103.86%
Risk-free interest rate	3.09%	4.21%	4.07%
Expected life of options in years	6.0	6.0	6.0

Historically, the risk-free interest rate for the expected term of the option was based on the yield available on Government of Canada benchmark bonds with an equivalent expected term. In future periods, the Company will use the yield at the time of grant of a U.S. Treasury security. The expected life of options in years represents the period of time stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and historical employee behavior. The expected volatility is based on the historical volatility of our common stock for a period equal to the stock option’s expected life. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Restricted share unit plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 166,666.

A summary of the status of the Company’s RSU Plan as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates is presented below. Calculations of restricted share units to be issued are based on Canadian dollars.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Fair Value	Restricted	Fair Value	Restricted	Fair Value
	Share	per Unit	Share	per Unit	Share	per Unit
	Units	$CDN	Units	$CDN	Units	$CDN

Outstanding, beginning of year	86,092	$8.61	80,158	$8.65	18,996	$9.60
Granted	—	—	5,934	8.04	64,328	7.92
Converted	(6,543)	8.80	—	—	(3,166)	9.60

Outstanding, end of year	79,549	8.61	86,092	8.61	80,158	8.65

Restricted share units convertible, end of year	6,543	$8.80	6,543	$8.80	—	$—

In 2008, stock based compensation expense of nil (2007 — $44; 2006 — $610) was recognized on the RSU Plan, representing the remaining estimated fair value of restricted share units granted.

An amount of $51 (2007 — nil; 2006 — $26) arising from the conversion of these restricted share units during the year was credited to share capital.

The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange.

13.	COLLABORATIVE AGREEMENTS

On May 3, 2001, the Company entered into a collaborative arrangement with Merck KGaA to pursue joint global product development, licensing, and commercialization of the Company’s lead candidate, Stimuvax, for the treatment of various cancer indications.

Upon execution of the collaborative agreements, Merck KGaA made an aggregate upfront payment of $1,229 to the Company which was comprised of technology access, licensing, and other fees related to Stimuvax. This payment was recorded as deferred revenue and, until the December 2008 transactions described below, was being recognized as revenue ratably over the estimated product life.

In February 2007, the Company announced that the first patient had been enrolled in the global phase 3 Stimuvax clinical trial for non-small cell lung cancer, triggering a milestone payment by Merck KGaA to the Company of $2,500, before associated payments to third parties of $421. This milestone payment was received in March 2007.

In August 2007, the Company and Merck KGaA entered into amended and restated collaboration and supply agreements related, which restructured the 2001 agreements. Among other things, under the terms of such collaboration and supply agreements, (1) Merck KGaA obtained world-wide marketing rights to, and entire responsibility for, the further clinical development of Stimuvax, (2) the Company was entitled to development and sales-based milestone payments and a royalty on net commercial sales, (3) prior to the December 2008 transactions described below, the Company retained the right to manufacture of Stimuvax, including process development and scale-up for commercial manufacturing and Merck KGaA agreed to purchase Stimuvax from the Company and

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

(4) the milestone payments related to manufacturing scale-up and process transfer were revised. The entry into such collaboration and supply agreements also triggered a milestone payment to Oncothyreon of $2,500, before associated payments to third parties of $86, which was received in September 2007.

In December 2007, the Company received from Merck KGaA a $5,000 milestone payment related to the transfer of certain assays and methodology related to Stimuvax pursuant to the 2007 supply agreement,

In May 2008, the Company received from Merck KGaA a $3,000 milestone payment related to the transfer of certain assays and manufacturing technology related to Stimuvax pursuant to the 2007 supply agreement.

On December 18, 2008, the Company entered into a new license agreement with Merck KGaA pursuant to which the amended and restated collaboration and supply agreements were replaced. Under the new license agreement, among other things, the Company licensed to Merck KGaA the right to manufacture Stimuvax in return for an upfront payment of approximately $10,452 and the royalties rates on net sales to which the Company is entitled if Stimuvax is commercialized were reduced by a specified amount which management believes is consistent with the estimated costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA All other milestone payments remained the same and the Company expects to receive a milestone payment in 2009 related to process development.

In connection with the entry into the new license agreement, the Company also entered into an asset purchase agreement pursuant to which the Company sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and the Company’s obligations related to the lease of the Company’s Edmonton, Alberta, Canada facility.

The plant and equipment in the Edmonton facility and inventory of raw materials, work in process and finished goods were sold for a purchase price of $604 (including the assumption of lease obligation of $56) and $11,215, respectively. The purchase price of the inventory was first offset against advances made in prior periods resulting in net cash to the company of $1,979. The Company recorded the net gain from the sale of the plant and equipment of $55 in other income and $11,215 as contract manufacturing revenue.

As a result of the December 2008 transactions, 43 persons who had previously been employed by the Company in its Edmonton facility were transferred to Merck KGaA, which will significantly reduce the Company’s operating expenses in future periods.

Following the recommendations of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), the Company evaluates revenue from collaborative arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting. A delivered item is considered a separate unit of accounting if the following separation criteria are met: (1) the delivered item has standalone value to the customer; (2) there is objective and reliable evidence of the fair value of any undelivered items; and (3) if the arrangement includes a general right of return relative to the delivered item, the delivery of undelivered items is probable and substantially in the Company’s control. The relevant revenue recognition accounting policy is applied to each separate unit of accounting.

The Company evaluated the three milestone payments received from Merck KGaA in 2007 against the separation criteria under EITF 00-21 and determined that the payments did not meet all of the separation criteria. As a result, the milestone payments were been recorded as deferred revenue and were being recognized as revenue ratably over the remaining patent life of the Stimuvax product. However, with the signing of the license agreement in December 2008, all future performance obligations were removed and continuing involvement in the development and manufacturing ceased. Therefore, the Company recognized the balance of all previously deferred revenue of $12,932 relating to the Merck KGaA collaboration and the associated payments to third parties have been expensed.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Prior to December 2008, under the terms of the 2007 supply agreement, the Company was entitled to invoice and receive a specified upfront payment on the contractual purchase price for Stimuvax clinical trial material at any time on or after the receipt of Merck KGaA’s quarterly 12 month rolling forecast requirements. Prior to the December 2008 transactions, the Company invoiced the remaining balance of the contractual purchase price after shipment of the clinical trial material to Merck KGaA. As a result, the upfront entitlements were recorded as deferred revenue and were being recognized as contract manufacturing revenue after shipment to Merck KGaA upon the earlier of the expiration of a 60-day return period and formal acceptance of the clinical trial material by Merck KGaA. The remaining balance of the contractual purchase price was recognized after shipment and upon the earlier of the expiration of the 60-day return period or formal acceptance.

The table below presents the accounting treatment of the payments received in respect of the agreements:

	2008	2007	2006

Deferred revenue balance, beginning of year	$17,968	$889	$1,067
Additional revenues deferred in the year:
Licensing revenues from collaborative agreements	3,000	10,000	—
Contract manufacturing	4,060	7,040	—
Less revenue recognized in the year:
Licensing revenue from collaborative agreements	(24,728)	(528)	(182)
Contract research and development	—	(506)	—
Effect of changes in foreign exchange rates	(118)	1,073	4

Deferred revenue balance, end of year	182	17,968	889
Less deferred revenue — current portion	(18)	(5,801)	(178)

Deferred revenue — long term	$164	$12,167	$711

Prior to the entry into the 2007 collaboration and supply agreements, Merck KGaA reimbursed the Company for a portion of the Stimuvax manufacturing costs and revenue and associated clinical trial material costs related to the supply of Stimuvax were reported under contract research and development revenue and research and development expense, respectively. From the date of the 2007 collaboration and supply agreements to the date of the December 2008 license agreement, the Company’s financial reporting reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Prior to the entry into the December 2008 license agreement, contract manufacturing revenue was recognized after shipment of the clinical trial material to Merck KGaA upon the earlier of the expiration of a 60-day return period and formal acceptance of the clinical trial material by Merck KGaA and the associated costs of the clinical trial material (See Note 7) was removed from inventory and recorded as manufacturing expense at the same time.

Under a letter of undertaking dated May 3, 2001, both parties have agreed to mutually indemnify each other for any withholding tax liability arising from payments under the agreements. It is the Company’s understanding that payments under the agreements should not be subject to withholding taxes, which would otherwise constitute a tax liability of approximately $1,000. There is no further recourse from third parties for payment of this amount, which has not been recorded in the consolidated financial statements at December 31, 2008.

On May 2, 2001, under the terms of a common stock purchase agreement , the Company issued to Merck KGaA 318,702 common shares for proceeds of $15,000, net of issue costs of $9. Upon achievement of certain milestones, additional common shares will be issued for contractual proceeds of $1,500, the number of common shares to be determined based on a premium over the 90-day weighted average price of the common shares immediately prior to the milestone date. During periods presented, no additional common shares were issued to Merck KGaA under such agreement.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

14.	RESEARCH AND DEVELOPMENT COSTS

Government grant funding received in the year ended December 31, 2008 of $1,250 (2007 — $2,090; 2006 — $175) was credited against research and development costs for the year.

15.	WORKFORCE REDUCTION COSTS

In 2008, as a result of the sale of the manufacturing rights and know-how to Merck KGaA, the Company reduced its workforce by 8 employees (which does not take into account employees who became employed by Merck KGaA as a result of December 2008 transactions described above, for which there were no workforce reduction costs). During 2007 and 2006 the Company reduced its workforce by 3 and 28 respectively. The reduction in 2006 was as a result of the transition of most of the financial and administrative responsibility for Stimuvax to Merck KGaA. During 2008, the Company recorded workforce reduction costs of $832 (2007 — $923; 2006 — $2,064), of which $317 (2007 — $407; 2006 - $1,685), $515 (2007 — $80; 2006 — $379) and nil (2007 — $436; 2006 — nil) have been reported as research and development, general and administrative, and marketing and business development respectively in the consolidated statements of operations.

The following table provides details of the workforce reduction costs for 2008:

	Accrued				Accrued
	Workforce				Workforce
	Reduction				Reduction
	Costs at	Workforce			Costs at
	Beginning	Reduction	Draw downs		End of
	of Year	Costs	Cash	Non-Cash	Year

2006
Salaries and benefits	$—	$1,673	$(1,265)	$—	$408
Stock compensation expense	—	328	—	(328)	—
Other	—	63	(59)	—	4

	$—	$2,064	$1,324	$(328)	$412

2007
Salaries and benefits	$408	$926	$(652)	$—	$682
Stock compensation expense	—	82	—	(82)	—
Other	4		(4)		—
Effect of changes in foreign exchange rates	—	(85)	85	—	—

	$412	$923	$(571)	$(82)	$682

2008
Salaries and benefits	$682	$777	$(567)	$—	$892
Stock compensation expense (See Note 12)	—	53	—	(53)	—
Effect of changes in foreign exchange rates	—	2	(2)	—	—

	$682	$832	$(569)	$(53)	$892

The accrued workforce reduction costs at December 31, 2008 and December 31, 2007 have been recorded in accounts payable and accrued liabilities in the consolidated balance sheets. The accrued workforce reduction costs at December 31, 2008 will be fully paid by the end of June 2010.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

16.  INVESTMENT AND OTHER (INCOME) LOSS, NET

Included in investment and other (income) loss, net of $(298) (2007 — $371; 2006 — $(916)) in the consolidated statements of operations is investment income of $(295) (2007 — $(1,069); 2006 — $(912)) a net foreign exchange loss (gain) of $53 (2007 — $1,440; 2006 — $(4)) and income from the sale of equipment of $(56) (2007 — nil; 2006 — nil).

17.	INCOME TAX

The provision for income taxes is different from applying the statutory federal income tax rate as follows:

	2008	2007	2006

Tax expense at statutory rate	35.0%	35.0%	35.0%
Previously recognized revenue	(63.5)%	—	—
Research and development credits	(1.3)%	6.3%	0.9%
In process R&D write-off	—	—	(23.7)%
Other	—	(0.4)%	1.3%
Change in valuation allowance	29.8%	(40.9)%	(13.5)%
Income tax recovery — benefit from sale of subsidiary losses	—	—	1.3%

Income tax provision	—	—	1.3%

Deferred income taxes are comprised of:

	2008	2007	2006

Deferred income tax asset
Plant and equipment	$(58)	$660	$826
Other	837	—	—
Tax benefits from losses carried forward and tax credits	61,738	63,718	58,582

Deferred income tax asset before allowance	62,517	64,378	59,408
Less valuation allowance	(62,517)	(64,378)	(59,408)

	$—	$—	$—

United States

The Company has accumulated net operating losses in the U.S. of $50,918 (2007 — $43,154; 2006 — $35,988) for federal purposes and $17,764 (2007 — $17,764; 2006 — $10,590) for state purposes, some of which are restricted pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2008 through 2027. During 2007, the Company sold New Jersey State operating loss carry forwards and research and development tax credits, resulting in the recognition of a tax benefit of nil (2006 — $462). The Company also has federal research and development and New Jersey general business tax credit carry forwards of $909 and $410 respectively, that will expire in fiscal years 2009 through 2023, if not utilized.

Canada

At December 31, 2008, the Company has unclaimed federal investment tax credits of $16,440 (2007 — $20,302; 2006 — $16,640) that expire in fiscal years 2009 through 2019. Also available to offset income in future periods are Canadian scientific research and experimental development expenditures of $113,655 (2007 — $136,437; 2006 — $109,301) for federal purposes and $50,296 (2007 — $60,138; 2006 — $46,614) for provincial

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

purposes. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has capital losses of $37,741 (2007 — $20,565; 2006 — $19,714) and provincial capital losses of $18,945 (2007 — $20,657; 2006 — $19,802) that can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $4,349 for federal tax purposes which expire between 2017 and 2019.

Other

The losses and credits of other subsidiaries have not been included as their tax effect on the consolidated results is immaterial due to the low tax rates in those jurisdictions.

18.  CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock (See Note 11), the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

Pursuant to various license agreements, the Company is obligated to pay royalties based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology.

In addition, the Company is committed to minimum annual payments of $100 during the existence of a royalty term in exchange for a non-exclusive worldwide royalty-bearing license of technology. Upon the achievement of certain milestones, additional payments will be triggered under the terms of the licensing agreement. These payments will be recognized as expense upon performance of obligations defined as milestones in the agreement.

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by the and U.S. tax authorities. In 2008, the Company’s matching contributions to the plan totaled $195 (2007 -$190; 2006 — $175). There were no changes to the plan during the year.

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the license agreement (See Note 13).

In the normal course of operations, the Company provides indemnities to counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities, changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnities and no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnities.

Under the agreement pursuant to which the Company acquired ProlX (See Note 4), the Company agreed to indemnify the former ProlX stockholders with respect to certain tax liabilities that may arise as a result of actions taken by the Company through 2011. The Company estimates that the maximum potential amount of future

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

payments to satisfy hypothetical, future claims under such indemnities is $15 million. The Company believes the risk of having to make any payments pursuant to such indemnities to be remote and therefore no amounts have been recorded thereon.

19.	FINANCIAL INSTRUMENTS

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

Interest rate risk

Historically, the Company’s short-term investments are primarily comprised of fixed interest securities. The Company’s earnings from its short-term investments are exposed to interest rate risk since individual investments held within the portfolio re-price to market interest rates as they mature and new investments are purchased. A 100 basis points decline in interest rates, occurring January 1, 2008 and sustained throughout the period ended December 31, 2008, would result in a decline in investment income of approximately $161 for that same period.

Foreign exchange risk

Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company migrated to the United States in 2008, expenditures are incurred primarily in U.S. dollars. The Company does not utilize, derivative instruments.

At December 31, 2008, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents therefore, as a result, for the foreseeable future exchange rate fluctuations should not have a material effect on our results of operations.

During 2008, the Company did not enter into any foreign exchange forward contracts in order to reduce its exposure to fluctuating foreign currency exchange rates. As there were no open foreign exchange forward contracts at December 31, 2008, 2007, or 2006, respectively, no assets or liabilities with respect to such contracts have been recorded in the consolidated balance sheets at those dates.

Short-term investments

Our short term investments have historically been invested in short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. When available, the Company uses quoted market prices to determine the fair value of its marketable securities. When quoted market prices are unavailable, the Company uses quotes provided by its fund manager based on recent trading activity and other relevant information. At December 31, 2008 the Company did not hold any short term investments.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Accounts receivable, government grant receivable and accounts payable and accrued liabilities

The carrying amounts of accounts receivable, government grant receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Notes receivable, employees

The fair value of notes receivable are assumed to be equal to their carrying value as the interest rate charged on the investments (See Note 6) approximates market.

Capital lease obligations

The estimated fair value of the capital lease obligations is based on the present value of expected future cash flows discounted using an estimate of the Company’s current borrowing rate. As at December 31, 2008 the Company did not have any outstanding capital lease obligations.

Notes payable

The fair value of notes payable (See Note 10) is assumed to be equal to their carrying value as the amounts that will be paid and the timing of the payments cannot be determined with any certainty.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Additional disclosure as required by SFAS 157 for assets and liabilities measured at fair value on a recurring basis are not presented as the Company had no such assets and liabilities at December 31, 2008.

20.	SEGMENT INFORMATION

The Company is engaged world-wide in a single business segment — research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	2008	2007	2006

Revenue from operations in
Canada	$16	$120	$137
United States	39,450	—	—
Barbados	509	3,605	3,773
Europe	23	73	69

	$39,998	$3,798	$3,979

Depreciation
Canada	$280	$204	$213
United States	142	42	34

	$422	$246	$247

Long-lived assets
Canada	$99	$833	$371
United States	2,885	2,662	628

	$2,984	$3,495	$999

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Long-lived assets consist of plant and equipment and goodwill.

The Company derives significant revenue from one customer / collaboration partner. Such customer / collaboration partner is the only one that individually accounts for more than 10% of revenue and total revenue, as presented in the following table:

	Customers	Revenue

2008	1	$39,983
2007	1	$3,642
2006	1	$3,845

21.	SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

Canadian regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for the years ended 2008, 2007 and 2006 the Company is including in its notes to the consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements presented in accordance with Canadian GAAP. Subsequent to 2008 no further reconciliation or financial statement presentation in accordance with Canadian GAAP will be required. The Company will therefore not present Canadian GAAP financial statements or reconciliation from U.S. GAAP to Canadian GAAP in 2009.

These consolidated financial statements have been prepared in accordance with U.S. GAAP that differs in some respects from Canadian GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP.

	2008	2007	2006

Consolidated statements of operations and other comprehensive income
Net income (loss) — U.S. GAAP	$7,125	$(20,340)	$(36,394)
Intangible assets(1),(3)	(3,256)	(2,462)	(543)
Future income taxes(1)	1,798	1,780	154
Acquired in-process research and development, net of future income taxes(1)	—	—	24,920
Impairment of intangible assets(6)	(11,822)	—	—
Change in fair value of warrants(4)	—	(1,421)	(3,849)

Net loss — Canadian GAAP	$(6,155)	$(22,443)	$(15,712)

Weighted average number of common shares outstanding	19,490,621	19,485,889	15,316,697

Income (loss) per common share
Earnings (loss) per share — basic — U.S. GAAP	$0.37	$(1.04)	$(2.38)
Earnings (loss) per share — diluted — U.S. GAAP	$0.36	$(1.04)	$(2.38)
Basic and diluted loss per share — Canadian GAAP	$(0.32)	$(1.15)	$(1.03)

Other comprehensive income — U.S. GAAP	$—	$3,243	$164
Unrealized holding (gain) loss on available-for-sale securities(2)	—	—	(99)
Foreign currency translation adjustments	—	4,402	735

Other comprehensive income — Canadian GAAP	$—	$7,645	$800

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

	2008		2007
		Canadian		Canadian
	U.S. GAAP	GAAP	U.S. GAAP	GAAP

Consolidated balance sheets
Intangible assets(1),(3)	—	$16,803	—	$37,972
Future income tax liability(1)	—	2,579	—	10,468
Warrant liability(4)	64	—	64	—
Common stock(1),(4),(5)	325,043	324,188	324,992	324,137
Warrants(4)	—	4,778	—	4,778
Additional paid-in capital(4),(5)	15,094	23,061	13,636	21,603
Deficit(1),(3),(4),(5)	(314,418)	(315,840)	(321,543)	(309,685)
Accumulated other comprehensive loss	(5,066)	(1,246)	(5,066)	(1,246)
Total Stockholders’ equity	20,717	34,941	12,019	39,587

The cumulative effect of these adjustments on consolidated stockholders’ equity is as follows:

	2008	2007

Stockholders’ equity — U.S. GAAP	$20,717	$12,019
Intangible assets(1),(3)	16,803	37,972
Future income tax liability(1)	(2,579)	(10,468)
Warrant liability reclassification(4)	—	64

Stockholders’ equity — Canadian GAAP	$34,941	$39,587

Included in stockholders’ equity under U.S. GAAP is accumulated and other comprehensive income (loss), which refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. As at December 31, 2006, there was no concept similar to comprehensive income under current Canadian GAAP; however, effective January 1, 2007, the Company adopted the recommendations of Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3855, Financial Instruments — Recognition and Measurement, Section 3865, Hedges, Section 1530, Comprehensive Income (“Section 1530”), Section 3251, Equity and Section 3861, Financial Instruments — Disclosure and Presentation. The adoption of the new standards resulted in changes in accounting for financial instruments and hedges as well as the recognition of certain transition adjustments that have been recorded in opening accumulated other comprehensive income. The comparative consolidated financial statements have not been restated except for the presentation of cumulative translation adjustments. Prior to the adoption of Section 1530, foreign currency translation gains and losses were reported separately in stockholders’ equity or on the balance sheet as cumulative translation adjustments. The reclassification of the cumulative translation adjustment to accumulated other comprehensive income was retroactive.

The only effect of these differences on accumulated other comprehensive loss are foreign currency translation adjustments arising before the Company’s change in functional currency as follows:

	2008	2007

Accumulated other comprehensive loss — U.S. GAAP	$(5,066)	$(5,066)
Foreign currency translation adjustments	3,820	3,820

Accumulated other comprehensive loss — Canadian GAAP	$(1,246)	$(1,246)

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

	2008	2007	2006

Consolidated statements of cash flow — Canadian GAAP
Cash and cash equivalents, beginning of year	$12,035	$13,409	$7,946
Cash used in operating activities(3)	(4,886)	(6,488)	(13,684)
Cash provided by (used in) investing activities(3)	11,825	3,616	(8,793)
Cash (used in) provided by financing activities	(93)	(236)	27,681
Effect of exchange rate fluctuations on cash and cash equivalents	285	1,734	259

Cash and cash equivalents, end of year	$19,166	$12,035	$13,409

(1)	Business acquisitions

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

On October 30, 2006, Oncothyreon acquired a 100% interest in ProlX. Under U.S. GAAP, ProlX’s acquired technologies, which are primarily comprised of patents and technologies which require regulatory approval to be commercialized and which have no proven alternative future uses, are considered in-process research and development and are immediately expensed upon acquisition. The intangible assets acquired include $24,920 of acquired technologies that do not have an alternative future use given their specialized nature and limited alternative use. Under Canadian GAAP, the acquired technologies are considered to be development assets which are capitalized and amortized over their expected useful lives. In addition, a future income tax liability, representing the difference between the carrying amount and the tax basis, measured using the substantively enacted tax rates, is recognized on the acquired technology.

The acquired technology assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying value exceeds the total undiscounted cash flows expected from use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the assets over its fair value.

(2)	Available-for-sale securities

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Under U.S. GAAP, effective January 1, 2006 the Company adopted SFAS 123(R). As described in Note 2 to the consolidated financial statements, SFAS 123(R) requires the Company to recognize in the income statement the grant date fair value of stock-based compensation awards granted to employees over the requisite service period. Pursuant to the provisions of SFAS 123(R), the Company applied the modified prospective transition method such that SFAS 123(R) will apply to new awards, the unvested portion of existing awards and to awards modified, repurchased or cancelled after the effective date. The adoption of the SFAS 123(R) has eliminated an existing U.S. GAAP reconciling item with the exception of the recording of forfeitures. Forfeitures must be estimated under U.S. GAAP, while the Company has elected to record forfeitures as incurred under Canadian GAAP. The Company has determined that the effect of estimated forfeitures on stock-based compensation expense for 2008 and comparative years is not material. The Company also evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

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

(6)	Impairment of intangible assets

As a result of the acquisition of ProlX in October 2006, the Company recorded intangible assets representing acquired technologies aggregating $24,920, net of future income taxes of $11,069, in accordance with Canadian GAAP. These assets were comprised mainly of three product candidates PX -12, PX — 866 and PX — 476. In September 2008 the Company announced that it intended to focus the Company’s resources on the clinical development of PX-478 and PX-866 and that it would seek a partner for further clinical development of PX-12 beyond the ongoing trials. The prioritization plan was intended to concentrate the Company’s efforts and available resources on those programs with the potential for the greatest near-term value creation for the Company’s stockholders.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Based on the reprioritization, and the uncertainty of a future partnership for PX-12, the Company determined that the expected future economic benefits from PX-12 were uncertain and an impairment allowance of $11,822 (net of future income taxes — $6,091) was recorded.

Canadian GAAP accounting standards adopted in the current year

Inventories

In June 2007, the Accounting Standards Board (“AcSB”) of the CICA issued Handbook Section 3031, Inventories (“Section 3031”). Section 3031 prescribes the measurement of inventory at the lower of cost and net realizable value. The cost of inventories shall comprise all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Section 3031 applies to interim and annual consolidated financial statements for fiscal years beginning on or after January 1, 2008. The adoption of Section 3031 resulted in a change to the Company’s accounting policy for raw material supplies to be valued at the lower of cost and net realizable value, instead of at the lower of cost and replacement cost under the Company’s previous accounting policy; however this change did not result in a material impact on the Company’s financial position or results of operations, for the current and prior years presented.

Financial instruments — disclosures and presentations

In December 2006, the AcSB of the CICA issued Handbook Section 3862, Financial Instruments — Disclosures, which modifies the disclosure requirements of Section 3861, Financial Instruments — Disclosures and Presentation, and Section 3863, Financial Instruments — Presentations, which carries forward unchanged the presentation requirements for financial instruments of Section 3861. Section 3862 requires entities to provide disclosures in their financial statements that enable users to evaluate the significance of financial instruments on the entity’s financial position and its performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset. Sections 3862 and 3863 apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The adoption of these revised Sections did not result in a material impact on the Company’s financial position or results of operations. The above additional disclosures with respect to the potential impact of risks arising from financial instruments as required by the Section 3862 are provided in Note 19.

Capital disclosures

In November 2006, the AcSB of the CICA issued Handbook Section 1535, Capital Disclosures (“Section 1535”). Section 1535 establishes standards for disclosing information about an entity’s capital and how it is managed. The standard is effective for interim and annual consolidated financial statements relating to fiscal years beginning on or after October 1, 2007. The adoption of Section 1535 did not result in a material impact on the Company’s financial position or results of operations; however, the additional disclosures as required by Section 1535 have been provided below.

Neither the Company nor any of its subsidiaries are subject to externally imposed capital requirements.

The Company monitors capital with the objective of having sufficient cash, cash equivalents and short-term investments to fund budgeted expenditures over a minimum of the next 12 months. The Company issues additional equity securities as required to finance its operations.

At December 31, 2008 cash and cash equivalents were approximately $19,166. Historically, the Company’s cash equivalents and short-term investments have been invested in money market funds, short-term obligations of

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

certain Canadian provinces and commercial paper. At December 31, 2008 the Company did not have any short-term investments.

Going concern

In April 2007, the CICA approved amendments to Handbook Section 1400, General Standards of Financial Statement Presentation. These amendments require management to assess an entity’s ability to continue as a going concern. When management is aware of material uncertainties related to events or conditions that may cast doubt on an entity’s ability to continue as a going concern, those uncertainties must be disclosed. In assessing the appropriateness of the going concern assumption, the standard requires management to consider all available information about the future, which is at least, but not limited to, 12 months from the applicable balance sheet date. The adoption of these amendments did not result in a material impact on the Company’s financial position or results of operations.

These financial statements are were prepared using GAAP applicable to a going concern which contemplates that the Company will continue in operation in the foreseeable future and will be able to realize assets and settle liabilities in the normal course of business as they come due. Management believed that there are no material uncertainties related to the foreseeable future events that may cast significant doubt on whether the Company can continue as a going concern.