Form 10-Q
period 2009-03-31
Oncothyreon Inc.
filed 2009-05-15
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2601 Fourth Ave., Suite 500
Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)
(206) 801-2100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of May 14, 2009, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 19,492,432.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current
Cash and cash equivalents	$15,430	$19,166
Accounts receivable	1,677	1,828
Government grant receivable	415	40
Prepaid expenses	198	384

	17,720	21,418
Plant and equipment, net	799	867
Notes receivable	217	215
Long term deposit	354	354
Goodwill	2,117	2,117

	$21,207	$24,971

LIABILITIES
Current
Accounts payable and accrued expenses	$2,139	$3,843
Current portion of deferred revenue	18	18

	2,157	3,861
Notes payable	199	199
Deferred revenue	160	164
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	2,546	4,254

Contingencies, commitments, and guarantees

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,492,432 issued and outstanding	325,043	325,043
Warrants	64	64
Additional paid-in capital	15,510	15,094
Accumulated deficit	(316,890)	(314,418)
Accumulated other comprehensive loss	(5,066)	(5,066)

	18,661	20,717

	$21,207	$24,971

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months
	ended March 31,
	2009	2008
Revenue
Contract manufacturing	$—	$1,718
Licensing revenue from collaborative agreements	4	302

	4	2,020

Expenses
Research and development	680	2,308
Manufacturing	—	2,080
General and administrative	1,751	2,703
Depreciation	65	103
Investment and other income, net	(20)	(60)

	2,476	7,134

Net loss	(2,472)	(5,114)
Other comprehensive loss	—	(103)

Comprehensive loss	$(2,472)	$(5,217)

Basic and diluted loss per share	$(0.13)	$(0.26)

Weighted average number of common shares outstanding	19,492,432	19,485,889

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Deficit	Loss
Balance at December 31, 2007	19,485,889	$324,992	$13,636	$(321,543)	$(5,066)

Stock-based compensation	—	—	1,509	—	—
Net income	—	—	—	7,125	—
Conversion of restricted share units	6,543	51	(51)	—	—

Balance at December 31, 2008	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)

Stock-based compensation	—	—	416	—	—
Net loss	—	—	—	(2,472)	—

Balance at March 31, 2009	19,492,432	$325,043	$15,510	$(316,890)	$(5,066)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating
Net loss	$(2,472)	$(5,114)
Depreciation	65	103
Stock-based compensation expense	416	376
Deferred revenue	—	1,243
Loss on disposal of plant and equipment	5	—
Recognition of unearned revenue	(4)	(762)
Net change in non-cash working capital balances from operations
Accounts receivable	151	(717)
Government grant receivable	(375)	342
Prepaid expenses	186	128
Inventory	—	(1,326)
Accounts payable and accrued liabilities	(1,670)	(1,501)

	(3,698)	(7,228)

Investing
Purchase of short-term investments	—	(10,397)
Redemption of short-term investments	—	11,879
Purchase of plant and equipment	(38)	(387)

	(38)	1,095

Financing
Repayment of capital lease obligations	—	(30)

	—	(30)

Net cash outflow	(3,736)	(6,163)
Effect of exchange rate fluctuations on cash and cash equivalents	—	13

Decrease in cash and cash equivalents	(3,736)	(6,150)
Cash and cash equivalents, beginning of period	19,166	12,035

Cash and cash equivalents, end of period	$15,430	$5,885

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$—	$2

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
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
     In December 2008, the Company sold its Stimuvax manufacturing rights and know-how, together with its existing inventory to Merck KGaA. As part of the sale, the Company also transferred its Edmonton, Alberta facility and most of its Edmonton–based employees to an affiliate of Merck KGaA.
2. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements for the year ended December 31, 2008, except as disclosed in Note 3 below.
     Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three months ended March 31, 2009 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 filed with our annual report on Form 10-K with the United States Securities and Exchange Commission.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which the Company adopted on January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position (“FSP”) FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
     On January 1, 2009, in accordance with FSP 157-2, the Company adopted the provisions of SFAS 157 on a prospective basis for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that the Company determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157. The adoption of FSP 157-2 did not have any impact on the Company’s financial position or results of operations.
     As of March 31, 2009, all of the financial instruments owned by the Company, which amounted to $5 million, were held in money market funds, are classified as Level 1 investments and are valued at fair value based on quoted market prices in active markets. The impact of adoption was not significant.

Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. The adoption of SFAS 141R had no impact on the Company’s financial position or results of operation.
Collaborative Arrangements
     Effective January 1, 2009 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The adoption of EITF 07-1 had no impact on the Company’s consolidated financial statements.
4. RESEARCH AND DEVELOPMENT
     Government grant funding of $415,000 (2008 $284,000) was credited against research and development costs during the three months ended March 31, 2009.
5. SHARE CAPITAL
Stock Transactions
(a) Loss Per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended
	March 31,
	2009	2008
Numerator:
Net loss	$2,472	$5,114

Denominator:
Weighted average shares outstanding used to compute earnings per share — basic	19,492,432	19,485,889
Effect of dilutive options and RSU’s	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share — diluted	19,492,432	19,485,889
     For the three months ended March 31, 2009 , shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units of 156,957 (2008 — 89,258) and 1,357,619 (2008 — 1,262,171) of common shares respectively have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
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

6. STOCK-BASED COMPENSATION
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
     During the three months ended March 31, 2009, the Company granted 176,000 (2008 — 8,000) stock options.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended
	March 31,
	2009	2008
CDN$ — Weighted average grant-date fair value for stock options granted in CDN$	$—	$3.84
US$ — Weighted average grant-date fair value for stock options granted in US$	$0.97	$—
Expected dividend rate	N/A	N/A
Expected volatility	124.70	109.34
Risk-free interest rate	2.26	3.09
Expected life of options in years	6.0	6.0
Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant is be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 156,957.
     During the three months ended March 31, 2009, the Company granted 77,408 (2008 — zero) restricted share units with a fair value of $85,000 (2008 — zero). As of the date of this report, no shares of common stock remain available for future grants of restricted stock units under the RSU. The Company has submitted a proposal to stockholders to approve the addition of 300,000 shares of common stock to the RSU plan, in connection with its 2009 annual meeting of stockholders.
     The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange.
7. INVESTMENT AND OTHER (INCOME) EXPENSE, NET
     Included in investment and other (income) expense, net, of $(20,000) (2008 — income of $60,000) for the three month period ended March 31, 2009, are net foreign exchange losses of $18,000 (2008 — $146,000).
8. CONTINGENCIES, COMMITMENTS, AND GUARANTEES
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
     In addition, commencing December 31, 2005, the Company is committed to minimum annual payments of $100,000 during the existence of a royalty term in exchange for a non-exclusive worldwide royalty-bearing license of technology. Upon the achievement of certain milestones, additional payments will be triggered under the terms of the licensing agreement. These payments will be recognized as expense upon performance of obligations defined as milestones in the agreement.
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
9. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, accounts receivable, government grant receivable and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities, notes payable and Class UA preferred stock that require future cash outlays.
Foreign Exchange Risk
     Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company disposed of its Canadian operations in 2008, expenditures have been incurred primarily in U.S. dollars. The Company does not utilize derivative instruments.
     At March 31, 2009, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents and, as a result, for the foreseeable future, exchange rate fluctuations should not have a material effect on our results of operations.
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
     Additional disclosure as required by SFAS 157 for assets and liabilities measured at fair value on a recurring basis are not presented as all of the Company’s financial instruments as of March 31, 2009 amounted to $5 million, are held in money market funds, are classified as Level 1 investments and are valued at fair value based on quoted market prices in active markets.
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

     In August 2007, we restructured our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the restated agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. The restated agreements also contained development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the revised agreements, we retained the right to manufacture Stimuvax, including process development and scale-up for commercial manufacturing. The signing of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million. In May 2008 we completed the transfer of certain additional assays and manufacturing technology related to Stimuvax which triggered a payment to us of $3.0 million.
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
     In connection with this transaction, we also entered into an asset purchase agreement pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by the buyers pursuant to the terms of the asset purchase agreement consisted of approximately $2.5 million, for aggregate consideration payable to us in connection with the new license agreement and the asset purchase agreement of approximately $13.0 million. In addition, 43 employees at our former Edmonton facility were transferred to an affiliate of Merck KGaA, which will significantly reduce our operating expenses in future periods.
     We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing clinical trials for Stimuvax and our small molecule compounds, our ability to obtain development and commercialization partners for our small molecule compounds, Merck KGaA’s success in obtaining regulatory approval for Stimuvax, our success in obtaining regulatory approval for our small molecule compounds, and Merck KGaA’s and our respective abilities to establish commercial markets for these drugs.
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
     We have incurred substantial losses since our inception. As of March 31, 2009, our accumulated deficit totaled $316.9 million. Financial results for the three months ended March 31, 2009 reflect a consolidated net loss from operations of $2.5 million or ($0.13) per share compared to $5.1 million or ($0.26) per share for the same period in 2008. We expect to continue to incur net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.

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
     Contract Research and Development. Contract research and development revenue represents Merck KGaA’s contribution toward shared costs associated with Stimuvax clinical trials and clinical trial material provided to Merck KGaA related to Stimuvax. Effective March 1, 2006, we transitioned responsibility for all Stimuvax clinical development and regulatory activities and the related costs thereon to Merck KGaA. In January 2007, Merck KGaA initiated a global Phase 3 clinical trial under our collaboration assessing the efficacy and safety of Stimuvax as a potential treatment for inoperable NSCLC. We expect the clinical trial to include approximately 1,300 patients in approximately 30 countries. Because of the change in our responsibilities for Stimuvax clinical trials, our contract research and development revenue was reduced as we no longer receive reimbursements for shared clinical trial costs.
     Contract Manufacturing. As described above, as a result of the entry into the new license agreement with Merck KGaA in December 2008, we will not realize revenue from the manufacture of Stimuvax in future periods.
     Licensing Revenue from Collaborative Agreements. For periods presented until December 18, 2008 (when we entered into the new license agreement with Merck KGaA) licensing revenue consisted of upfront payments received and other payments made upon achievement of certain development milestones relating to transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax under our agreements with Merck KGaA. Such revenue is amortized over the life of the relevant patents that had been subject to the former collaboration agreement. As a result of the entry into the new license agreement, the future performance obligations that required the payments to be amortized have been eliminated. Therefore, all existing deferred revenue relating to Stimuvax has been recognized in income as we have no more continuing involvement in the development efforts of Stimuvax. Future milestone payments will be recognized in income as they are received.
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
     We credit funding received from government research and development grants against research and development expense. These credits totaled $0.4 million and $0.3 million in the three months ended March 31, 2009 and 2008, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. During 2008 we successfully applied for and received approval for a further $1.0 million grant for the period ended July 31, 2009.
     The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope only after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any candidate. For example, we intend to seek a collaboration partner for PX-12. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.
     As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration and completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization and sale of any product candidate. The timeframe for development of any product candidate, associated development costs, and the probability of regulatory and commercial success vary widely. As a result, other than with respect to Stimuvax, which is subject to our obligations under the agreements with Merck KGaA, we continually evaluate our product candidates and make determinations as to which programs to pursue and how much funding to direct to specific candidates. These determinations are typically made based on consideration of numerous factors, including our evaluation of scientific and clinical trial data and an ongoing assessment of the product candidate’s commercial prospects. We anticipate that we will continue to develop our portfolio of product candidates, which will increase our research and development expense in future periods. We do not expect any of our current candidates to be commercially available before 2012, if at all. Prior to the December 2008 agreements with Merck KGaA, we reported costs associated with the manufacturing and sale of Stimuvax clinical trial material as manufacturing expenses. As a result of the entry into the new license agreement with Merck KGaA in December 2008, the manufacture of Stimuvax clinical trial materials will be handled by an affiliate of Merck KGaA and, therefore, we will not incur manufacturing expenses for the foreseeable future.
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
     Depreciation. Depreciation expense consists of depreciation of the cost of plant and equipment such as scientific, office, manufacturing and computer equipment as well as depreciation of leasehold improvements.
     Investment and other income. Investment and other income consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments have typically consisted of Canadian or U.S. federal, state, or provincial debt securities, investment grade corporate debt securities and commercial paper, and term deposits or similar instruments of trust companies and banks, all with original maturities of between 90 days and one year at the time of purchase.
     Interest expense. Interest expense consists of interest payments under capital lease agreements for computer equipment. As of March 31, 2009, we did not have any long term capital lease agreements.
Critical Accounting Policies and Significant Judgments and Estimates
     We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based on our condensed consolidated financial statements, which have been included elsewhere in this report. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. Significant estimates and assumptions are required in the determination of revenue recognition and to determine stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.
     Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2009. There have been no material changes in our critical accounting policies and estimates and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2009 and March 31, 2008
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
Overview

	Three Months Ended
	March 31,		%
	2009	2008	Change
	(In millions, except per
	share amounts)
Revenue	$—	$2.0	N/M +
Expenses	2.5	7.1	(64.8)%
Net loss	$2.5	$5.1	(51.0)%
Other comprehensive loss	—	0.1	N/M +
Comprehensive loss	$2.5	$5.2	(51.9)%
Basic and diluted loss per share	$0.13	$0.26	(50.0)%

+	Not meaningful
     As discussed in more detail below, the decrease in our net loss for the three months ended March 31, 2009 compared to the prior year period was attributable to a decrease in expenses related to the manufacture and sale of clinical trial material to Merck KGaA to support the Phase 3 trial of Stimuvax partially offset by a decrease in revenue.
Revenue

	Three Months Ended
	March 31,
	2009	2008	% Change
	(In millions)
Contract manufacturing	$—	$1.7	NM+
License revenue from collaborative agreements	—	0.3	NM+

	$—	$2.0	NM+

+	Not meaningful
     As described under “Key Financial Metrics” we did not generate any contract manufacturing revenue in the three months ended March 31, 2009 as a result of the sale of our manufacturing rights to Merck KGaA in December of 2008. We do not expect to generate contract manufacturing revenue for the foreseeable future.
     Licensing revenue from collaborative agreements represents the amortization of milestone payments received in prior years. As described under “Key Financial Metrics—Revenue—Licensing Revenue from Collaborative Agreements,” these upfront milestone payments received under our agreements with Merck KGaA were deferred and recognized over the remaining patent life. The portion of the milestone payments that had been previously deferred were reported as revenue in December of 2008 as we no longer had future performance obligations under this agreement as a result of the sale of our manufacturing license rights to Merck KGaA. As a result, we no longer defer licensing revenue from this agreement but will recognize it income as they are received. We recognized $4,000 in licensing revenue from collaborative agreements in the three months ended March 31, 2009.

  Research and Development / Manufacturing Expenses

	Three Months Ended
	March 31,
	2009	2008	% Change
	(In millions)
Research and development	$0.7	$2.3	(69.6)%
Manufacturing	—	2.1	NM +

	$0.7	$4.4	(84.1)%

     The combined research and development/manufacturing expenses was lower by $3.7 million in the three months ended March 31, 2009 due to our cessation of the manufacture of Stimuvax ($2.1 million), the transfer of the Edmonton facility to an affiliate of Merck KGaA ($1.4 million), manufacturing credits from Baxter ($0.4 million), offset by increased clinical trial costs ($0.4 million) and other development costs ($0.2 million).
     We expect our research and development costs to increase as we move our existing products through the development pipeline.
General and Administrative Expense

	Three Months Ended
	March 31,
	2009	2008	% Change
	(In millions)
General and administrative	$1.8	$2.7	(33.3)%
     The $0.9 million decrease in general and administrative expense for the three month period ended March 31, 2009 relative to the comparable prior year period was attributable to higher professional fees incurred in the prior year for the reincorporation of the Company into the United States ($0.7 million) and a reduction in headcount as a result of our December 2008 transaction with Merck KGaA (approximately $0.2 million).
Investment and Other Income, Net

	Three Months Ended
	March 31,
	2009	2008	% Change
	(In millions)
Investment and Other Income/(Expense), Net	$—	$0.1	N/M+

+	Not meaningful
     The decrease in investment and other income in the three months ended March 31, 2009 compared to the previous year was primarily attributable to lower investment income recognized due to lower invested balances and lower yields during the three months ended March 31, 2009.
Liquidity and Capital Resources
Cash, Cash Equivalents, and Working Capital
     As of March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $15.4 million, and accounts receivable of $1.7 million. Our cash equivalents and short-term investments have historically been invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Our accounts receivable primarily represent tax withholdings in Germany as a result of our sale of manufacturing rights to Merck KGaA in December 2008, which we expect to recover. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses.
     Our cash, cash equivalents and short-term investments were $15.4 million as of March 31, 2009 compared to $19.2 million as of December 31, 2008, a decrease of $3.8 million, or 19.8%, which reflects net operating expenditures during the period.
     As of March 31, 2009, our working capital (defined as current assets less current liabilities) was $15.6 million compared to $17.6 million as of December 31, 2008, a decrease of $2.0 million, or 11.4%. The decrease in working capital was primarily attributable to a $3.8 million decrease in cash and cash equivalents, a $0.1 million decrease in accounts receivable and a $0.2 million decrease in prepaid expenses, which was offset in part by a $1.7 million decrease in accounts payable and accrued liabilities and a $0.4 million increase in government grants receivable.

     We believe that our currently available cash and cash equivalents, together with milestone payments we currently anticipate receiving from Merck KGaA under our license agreement, will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 11 — Share Capital — Redemption” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the section of this quarterly report captioned “Item 1A — Risk Factors — If we are required to redeem the shares of our Class UA preferred stock, our financial condition may be adversely affected” for more information.
  Cash Flows From Operating Activities
     We used $3.7 million of cash in operating activities for the three months ended March 31, 2009, a decrease of $3.5 million compared to $7.2 million of cash in operating activities for the three months ended March 31, 2008. The decrease in cash used in operations is directly attributable to the sale of our manufacturing rights to Merck KGaA in December 2008 which eliminated all manufacturing activity, including product inventory. As a result of such transaction, we expect cash used in operations to be significantly lower for the current year compared to the year ended December 31, 2008.
  Cash Flows From Investing Activities
     Cash used in investing activities was approximately $38,000 in the three months ended March 31, 2009, compared to cash flow from investing activities of $1.1 million for the three months ended March 31, 2008. The decrease in cash inflows from investing activities was attributable primarily to net redemptions of short-term investments in the three months ended March 31, 2008.

Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2009:

	Payments Due by Period
		Less than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
			(In thousands)
Operating leases — premises	$5,510	$493	$983	$1,159	$2,875
     In May 2008, we entered into a sublease for an office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May 2008, we also entered into a lease directly with the landlord of the same facility, which will have a six year term beginning at the expiration of the sublease. The sublease provides for a base rent of $33,324 increasing to $36,354. The lease provides for a base rent of $47,715 increasing to $52,259 in 2018.
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
Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2009, we believe that our exposure related to these guarantees and indemnification obligations is not material.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

     For financial assets and financial liabilities, SFAS 157 was effective for us on January 1, 2008, on a prospective basis. The application of SFAS 157, as amended by FSP 157-3, to the financial assets and financial liabilities did not have a material effect on our financial condition or results of operations as of December 31, 2008.
     For non-financial assets and non-financial liabilities, SFAS 157 was effective for us on January 1, 2009, on a prospective basis. The application of SFAS 157, as amended, to the non-financial assets and non-financial liabilities did not have a material effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     As of March 31, 2009 and December 31, 2008, approximately $39,000 and $15,000 respectively, of our cash and cash equivalents were denominated in Canadian dollars. As a result, the impact of exchange rate fluctuations on the carrying value of our cash and cash equivalents, are minimal. Prior to December 2008, when we transferred our Canadian operations to Merck KGaA, we purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since January 2009, our Canadian dollar exposure to foreign exchange risk has diminished significantly. During the three months ending March 31, 2009 and the comparative periods presented, we did not enter into any foreign exchange forward or other derivative contracts in order to reduce our exposure to fluctuating foreign currency exchange rates.
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $15.4 million and $19.2 million as of March 31, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2009 and sustained throughout the period ended March 31, 2009, would result in a decline in investment income of approximately $42,000 for that same period.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and corporate controller and principal financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this quarterly report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Set forth below and elsewhere in this report, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also affect our results of operations and financial condition.
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
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. In addition, as of March 31, 2008, our accumulated deficit was approximately $316.9 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
There is no assurance that we will be granted regulatory approval for any of our product candidates.
     Merck KGaA is currently testing our lead product candidate, Stimuvax, in an ongoing Phase 3 clinical trial for the treatment of NSCLC. PX-12 is currently in a Phase 2 clinical trial for pancreatic cancer. In addition, we are conducting Phase 1 clinical trials for PX-478 and PX-866. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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
     As of March 31, 2008, we owned approximately 12 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 16 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
     Stimuvax. Currently, no product has been approved for maintenance therapy following induction chemotherapy for Stage III NSCLC, which is the indication for which Stimuvax is being developed. However, it is possible that existing or new agents will be approved for this indication. In addition, there are other vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3, IDM Pharma Inc.’s IDM-2101 in Phase 2 and Transgene S.A.’s TG-4010, also in Phase 2.
     Small Molecule Products. PX-478 is a HIF-1 alpha inhibitor and we believe that at least one other company, Enzon Pharmaceutical, Inc., has a HIF-1 alpha anti-sense compound that is currently in Phase 1. We believe that other HIF — 1 alpha inhibitors are in preclinical development. There are also several approved targeted therapies for cancer and in development against which our small molecule products might compete. For example, Avastin is a direct inhibitor of vascular endothelial growth factor, or VEGF, and PX-478 is expected to lower levels of VEGF.
     PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Semafore (Phase 1), Exelixis (Phase 1), Roche (Phase 1), Glaxo Smith Kline (Phase 1) and Calistoga (Phase 1).
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
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this report, our management, together with our independent registered chartered accountants, identified a material weakness in our controls for the year ended December 31, 2007 and may identify additional deficiencies in the future.
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
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if the Company realizes “net profits’ in any year. See “Note 11—Share Capital—Redemption” of the audited financial statements included elsewhere in our annual report on Form 10-K for the year ended December 31, 2008. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
     The certificate of incorporation does not specify the jurisdiction whose generally accepted accounting principles would apply for the redemption provision. At the time of the original issuance of the shares, we were a corporation organized under the federal laws of Canada, and our principal operations were located in Canada. In addition, the original purchaser and current holder of the Class UA preferred stock is a Canadian entity. In connection with our reincorporation in Delaware, we disclosed that the rights, preferences and privileges of the shares would remain unchanged except as required by Delaware law, and the mandatory redemption provisions were not changed. In addition, the formula for determining the price at which such shares would be redeemed is expressed in Canadian dollars. Although, if challenged, we believe that a Delaware court would determine that “net profits” be interpreted in accordance with Canadian GAAP, we cannot provide assurances that a Delaware court would agree with such interpretation.
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
     The holder of the Class UA preferred stock has declined to sign an acknowledgement that Canadian GAAP applies to the redemption provision and has indicated that it believes US GAAP should apply. As of the date of this report, the holder has not initiated a proceeding to challenge this interpretation; however, it may do so. If they do dispute this interpretation, although we believe a Delaware court would agree with the interpretation described above, we can provide no assurances that we would prevail in such a dispute. Further, any dispute regarding this matter, even if we were ultimately successful, could require significant resources which may adversely affect our results of operations.

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
     As of March 31, 2008, we had outstanding 19,492,432 common shares. Of these shares, 2,979,623 common shares, approximately 15.3%, were held by former ProlX stockholders, including 800,239 common shares held by D. Lynn Kirkpatrick and 813,633 common shares held by Garth Powis. Dr. Kirkpatrick and Dr. Powis are married. The former ProlX stockholders were permitted to begin selling the shares they acquired in the acquisition in compliance with Rule 144 on the one year anniversary of the closing date, or October 30, 2007. As of March 31, 2009, the date on which they ceased to be our affiliates, Dr. Kirkpatrick and Dr. Powis could sell shares without complying with the volume restrictions, filing and other requirements applicable to affiliates under Rule 144. If any substantial amount of our common stock, including former ProlX stockholders, is sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.
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
     Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.
     We have in the past, and we may at any time in the future, issue additional shares of authorized preferred stock.

Item 6. Exhibits

Exhibit
Number	Description

10.1†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: May 15, 2009	/s/ Shashi K. Karan
Corporate Controller and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.