Form 10-Q
period 2009-06-30
Oncothyreon Inc.
filed 2009-08-14
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 12, 2009, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 25,651,927.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current
Cash and cash equivalents	$22,706	$19,166
Accounts receivable	1,634	1,828
Government grant receivable	8	40
Note receivable	73	—
Prepaid expenses	289	384

	24,710	21,418
Plant and equipment, net	782	867
Note receivable	147	215
Long term deposit	354	354
Goodwill	2,117	2,117

	$28,110	$24,971

LIABILITIES
Current
Accounts payable and accrued expenses	$2,438	$3,843
Current portion of deferred revenue	18	18

	2,456	3,861
Notes payable	199	199
Deferred revenue	156	164
Warrant liability	6,720	—
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	9,561	4,254

Contingencies, commitments, and guarantees

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 23,371,425 and 19,492,432 shares issued and outstanding	330,933	325,043
Warrants	64	64
Additional paid-in capital	15,840	15,094
Accumulated deficit	(323,222)	(314,418)
Accumulated other comprehensive loss	(5,066)	(5,066)

	18,549	20,717

	$28,110	$24,971

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenue
Contract manufacturing	$—	$802	$—	$2,520
Licensing revenue from collaborative agreements	4	350	8	652
Licensing, royalties, and other revenue	27	—	27	—

	31	1,152	35	3,172

Expenses
Research and development	1,995	2,726	2,675	5,034
Manufacturing	—	646	—	2,726
General and administrative	1,745	2,661	3,496	5,364
Depreciation	67	103	132	206
Investment and other income, net	54	(68)	34	(128)
Change in fair value of warrant liability	2,502	—	2,502	—

	6,363	6,068	8,839	13,202

Net loss	(6,332)	(4,916)	(8,804)	(10,030)
Other comprehensive income (loss)	—	72	—	(31)

Comprehensive loss	$(6,332)	$(4,844)	$(8,804)	$(10,061)

Basic and diluted loss per share	$(0.30)	$(0.25)	$(0.43)	$(0.51)

Weighted average number of common shares outstanding	20,984,352	19,491,641	20,242,514	19,488,801

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except shares amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2008	19,485,889	$324,992	$13,636	$(321,543)	$(5,066)

Stock-based compensation	—	—	1,509	—	—
Net income	—	—	—	7,125	—
Conversion of restricted share units	6,543	51	(51)	—	—

Balance at December 31, 2008	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)

Stock-based compensation	—	—	746	—	—
Issuance of common stock	3,878,993	5,890	—	—	—
Net loss	—	—	—	(8,804)	—

Balance at June 30, 2009	23,371,425	$330,933	$15,840	$(323,222)	$(5,066)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating
Net loss	$(8,804)	$(10,030)
Depreciation	132	206
Stock-based compensation expense	746	744
Recognition of unearned revenue	(8)	5
Proceeds from collaborative arrangements	—	3,000
Loss on disposal of plant and equipment	5	—
Change in fair value of warrant liability	2,502	—
Net change in non-cash working capital balances from operations
Accounts receivable	189	664
Government grant receivable	32	439
Prepaid expenses	95	3
Inventory	—	(2,580)
Accounts payable and accrued liabilities	(1,386)	(1,772)
Deposits	—	(354)

Net cash used in operating activities	(6,497)	(9,675)

Investing
Purchase of short-term investments	—	(18,971)
Redemption of short-term investments	—	26,074
Collection of notes receivable	—	152
Purchase of plant and equipment	(71)	(389)

Net cash provided (used) in investing activities	(71)	6,866

Financing
Proceeds on issuance of common stock and warrants, net	10,108	—
Repayment of capital lease obligations	—	(56)

Net cash provided (used) in financing activities	10,108	(56)

Net increase (decrease) in cash and cash equivalents	3,540	(2,865)
Effect of exchange rate fluctuations on cash and cash equivalents	—	211

Increase (Decrease) in cash and cash equivalents	3,540	(2,654)
Cash and cash equivalents, beginning of period	19,166	12,035

Cash and cash equivalents, end of period	$22,706	$9,381

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$—	$2

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and Six months ended June 30, 2009 and 2008
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
     In December 2008, the Company sold its Stimuvax manufacturing rights and know-how, together with its existing inventory to Merck KGaA. As part of the sale, the Company also transferred its Edmonton, Alberta facility and most of its Edmonton-based employees to an affiliate of Merck KGaA.
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
     Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and six months ended June 30, 2009 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 filed with our annual report on Form 10-K with the U.S. Securities and Exchange Commission (“SEC”).
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
   Instruments Indexed to an Entity’s Own Stock
     In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). EITF No. 07-5 was effective beginning first quarter of fiscal 2009. The Company applied EITF 07-5 in its accounting for the warrants issued in May 2009. See Note 7 for further discussion.
   New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, GAAP for nongovernmental entities, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company anticipates using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted SFAS 165. In an evaluation of subsequent events through the date of this filing with the SEC, the Company does not believe there are any material subsequent events which would require further disclosure other than that discussed in Note 12.
4. FAIR VALUE MEASUREMENTS
     The Company measures at fair value certain financial assets and liabilities. SFAS 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total carrying	active markets	inputs	inputs
	value	(Level -1)	(Level 2)	(Level 3)
Money market accounts	$20,037	$20,037	$—	$—
Warrant Liability	6,720	—	—	6,720
5. RESEARCH AND DEVELOPMENT
     Government grant funding of $21,000 (2008 – $523,000) and $436,000 (2008 – $807,000) was credited against research and development costs during the three and six months ended June 30, 2009, respectively.
6. SHARE CAPITAL
   Stock Transactions
   (a) Loss Per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss (in thousands)	$6,332	$4,916	$8,804	$10,030

Denominator:
Weighted average shares outstanding used to compute earnings per share – basic	20,984,352	19,491,461	20,242,514	19,488,801
Effective of dilutive options and RSU’s	—	—	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share – diluted	20,984,352	19,491,461	20,242,514	19,488,801
     For the three and six months ended June 30, 2009, shares potentially issuable upon the exercise or conversion of director and employee stock options and non-employee director restricted share units of 1,267,599 (2008 – 1,389,448) and 165,261 (2008 – 89,258) of common shares respectively have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
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
   (c) Equity financing

     On May 26, 2009, the Company closed the sale of 3,878,993 shares of its common stock at $2.85 per share for gross proceeds of approximately $11.1 million. Each common stock had associated with it a warrant to purchase 0.75 shares of its common stock for a total of 2,909,244 shares. The exercise price of the warrants is $3.92 per share. The warrants are exercisable at any time on or after November 26, 2009 and on or prior to May 26, 2014. Upon exercise, holders of the warrants are required to deliver the aggregate exercise price with respect to the number of underlying shares; provided that if a registration statement is not available with respect to the issuance of such shares upon exercise, under certain circumstances, holders may exercise warrants on a “net” basis. If holders exercise warrants on a “net” basis, we would not receive any cash in respect of the shares issued upon exercise. At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of substantially all of the assets of the company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. The warrants issued in May 2009 have been classified as a liability as discussed in Note 7.
7. WARRANTS
     Due to certain adjustments that may be made to the terms of the warrants if the Company issues or sell shares below the exercise price and the potential cash settlement upon the occurrence of a fundamental transaction as defined in the warrant agreement related to the warrants, the warrants have been classified as a liability as opposed to equity in accordance with SFAS 133 and EITF 07-5. The fair market value of these warrants is determined on the date of closing and marked to market at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Market value of stock on issue date	$2.57	$—	$2.57	$—
Market value of stock at end of period	$3.74	$—	$3.74	$—
Expected dividend rate	—	N/A	—	N/A
Expected volatility	89%	N/A	89%	N/A
Risk-free interest rate	2.3%	N/A	2.3%	N/A
Expected life in years	5.0	N/A	5.0	N/A
Warrants classified as liabilities	2,909,244	—	2,909,244	—

Warrants classified as equity	795,150	795,150	795,150	795,150
     Warrants issued prior to 2009 are classified as equity.
     The changes in fair value of the warrant liability during the three and six month period ended June 30, 2009 were as follows (in thousands):

Initial measurement at May 26, 2009	$4,218
Revaluation of warrant liability at June 30, 2009	2,502

Balance at June 30, 2009	$6,720

8. STOCK-BASED COMPENSATION
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
     During the three and six months ended June 30, 2009, the Company granted 2,000 (2008 – 142,600) and 178,000 (2008 – 150,600) stock options, respectively.

     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
CDN$ — Weighted average grant-date fair value for stock options granted in CDN$	$—	$—	$—	$3.84
US$ — Weighted average grant-date fair value for stock options granted in US$	$2.05	$2.93	$0.88	$2.93
Expected dividend rate	0%	0%	0%	0%
Expected volatility	97.8%	114.46%	98.64%	114.46%
Risk-free interest rate	3.14%	3.09%	2.27%	3.09%
Expected life of options in years	6	6	6	6
   Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant is to be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 456,957.
     During the three and six months ended June 30, 2009, the Company granted 8,304 (2008 – zero) and 85,712 (2008 – zero) restricted share units with a fair value of $22,000 (2008 – zero) and $106,000 (2008 – zero) respectively. As of the date of this report, 291,696 shares of common stock remain available for future grants of restricted stock units under the RSU.
     Before June 12, 2009, the RSU Plan provided that the fair value of a restricted share unit were equal to the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange. On June 12, 2009, the RSU Plan was amended to provide that the fair value of a restricted share unit be the last sale price on the NASDAQ Global Market on the date of grant.
9. INVESTMENT AND OTHER (INCOME) EXPENSE, NET
     Included in investment and other (income) expense, net, of $54,000 (2008 – income of $68,000) and $34,000 (2008 – income of $128,000) for the three and six month periods ended June 30, 2009, are net foreign exchange losses of $64,000 (2008 – $11,000) and $82,000 (2008 – $157,000).
10. CONTINGENCIES, COMMITMENTS, AND GUARANTEES
   Royalties
     In connection with the issuance of the Class UA preferred stock, the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.
     Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain milestones and a percentage of revenues derived from the sublicensed technology and royalties on net sales.
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
11. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, accounts receivable, government grant receivable and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities, notes payable, Class UA preferred stock and warrants that require or may require future cash outlays.
   Foreign Exchange Risk
     Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company disposed of its Canadian operations in 2008, expenditures have been incurred primarily in U.S. dollars. The Company does not utilize derivative instruments.
     As a result of the December 2008 transaction with Merck KGaA, at June 30, 2009, the Company has a $1.6 million receivable from the German tax authorities which is denominated in Euros and a minimal amount of Canadian dollar denominated cash and cash equivalents and, as a result, for the foreseeable future, exchange rate fluctuations should not have a material effect on our results of operations.
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
12. SUBSEQUENT EVENTS
     On August 7, 2009, the Company closed the sale of 2,280,502 shares of its common stock at $6.5775 per share for gross proceeds of approximately $15 million. Each common stock had associated with it a warrant to purchase 0.30 shares of its common stock for a total of 684,150 shares. The exercise price of the warrants is $6.5775 per share. The warrants are exercisable any time on or after August 7, 2009 and on or prior to August 6, 2011.

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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer, or NSCLC, and breast cancer. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical and pre-clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-478, for which we initiated a Phase 1 trial in advanced metastatic cancer in August 2007, and PX-866, for which we initiated a Phase 1 trial in advanced metastatic cancer in June 2008. We are completing a Phase 2 trial for PX-12 in pancreatic cancer and have announced our intention to seek a partner for further development. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. In addition to our product candidates, we have developed novel vaccine technology we may develop ourselves and/or license to others.
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
     In August 2007, we restructured our agreements with Merck KGaA such that Merck KGaA would fully assume responsibility for the further clinical development and marketing of Stimuvax. Under the restated agreements, we converted the U.S. and Canadian co-promotion interest to a specified royalty rate, which is higher than the rate Merck KGaA had agreed to pay in markets outside of North America under the original agreements. Merck KGaA would exclusively purchase Stimuvax from us and with respect to purchases for commercial sales, the purchase price would be subtracted from our royalty. The restated agreements also contained development and sales-based milestone payments as well as revised payments related to manufacturing scale-up and process transfer. Under the revised agreements, we retained the right to manufacture Stimuvax, including process development and scale-up for commercial manufacturing. The signing of the amended agreements also triggered a milestone payment to us of $2.5 million, before associated payments to third parties of $0.1 million, which was received in September 2007. In December 2007, we announced that we had completed the transfer of certain assays and methodology related to Stimuvax to Merck KGaA triggering a payment to us of $5.0 million. In May 2008 we completed the transfer of certain additional assays and manufacturing technology related to Stimuvax which triggered a payment to us of $3.0 million.
     On December 18, 2008, we entered into a new license agreement with Merck KGaA pursuant to which the amended and restated collaboration and supply agreements were replaced. Under the new license agreement, among other things, we licensed to Merck KGaA the right to manufacture Stimuvax and transferred certain manufacturing know-how to Merck KGaA in return for an upfront payment of approximately $10.5 million. The royalty rates on net sales to which we are entitled if Stimuvax is commercialized were reduced by a specified amount which we believe is consistent with our estimate of costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA. All other milestone payments remained the same and we expect to receive a milestone payment in 2009 related to process development.

     In connection with this transaction, we also entered into an asset purchase agreement pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by the buyers under the asset purchase agreement was approximately $2.5 million, which, taken together with the aggregate up-front consideration payable to us in connection with the new license agreement, was approximately $13.0 million. In addition, 43 employees at our former Edmonton facility were transferred to an affiliate of Merck KGaA, which will significantly reduce our operating expenses in future periods.
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
     We have incurred substantial losses since our inception. As of June 30, 2009, our accumulated deficit totaled $323.2 million. Financial results for the six months ended June 30, 2009 reflect a consolidated net loss from operations of $8.8 million or ($0.43) per share compared to $10.1 million or ($0.51) per share for the same period in 2008. We expect to continue to incur net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. For example, on May 26, 2009, we sold 3,878,993 shares of our common stock and warrants to purchase 2,909,244 shares of our common stock for gross proceeds of approximately $11.1 million and on August 7, 2009 we sold 2,280,502 shares of our common stock and warrants to purchase 684,150 shares of our common stock for gross proceeds of approximately $15.0 million. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.
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
   Licensing Revenue from Collaborative Agreements. For periods presented until December 18, 2008 (when we entered into the new license agreement with Merck KGaA) licensing revenue consisted of upfront payments received and other payments made upon achievement of certain development milestones relating to transfers of know-how, clinical trials, regulatory approvals, and commercial development of Stimuvax under our agreements with Merck KGaA. Such revenue is amortized over the life of the relevant patents that had been subject to the former collaboration agreement. As a result of the entry into the new license agreement, the future performance obligations that required the payments to be amortized have been eliminated. Therefore, all existing deferred revenue relating to Stimuvax has been recognized in income as we have no continuing involvement in the development of Stimuvax. Future milestone payments will be recognized in income as they are received.
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
     We credit funding received from government research and development grants against research and development expense. These credits totaled $21,000 and $0.5 million in the three months ended June 30, 2009 and 2008, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. During 2008 we successfully applied for and received approval for a further $1.0 million grant for the period ended July 31, 2009.
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
     Interest expense. Interest expense consists of interest payments under capital lease agreements for computer equipment. As of June 30, 2009, we did not have any long term capital lease agreements.
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
     On May 26, 2009, we issued warrants to purchase 2,909,244 shares of our common stock in connection with a registered direct offering of our common stock. These warrants are classified as a derivative liability pursuant to Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. . Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. If, for example, the market value of our common stock or its volatility at June 30, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $836,000 or $444,000, respectively, with such difference reflected in our statement of operations.
Results of Operations for the Three and Six Month Periods Ended June 30, 2009 and June 30, 2008
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
	(In millions, except per			(In millions, except per
	share amounts)			share amounts)
Revenue	$—	$1.2	N/M +	$—	$3.2	N/M +
Expenses	3.9	6.1	(36.1)%	6.3	13.2	52.3%
Change in fair value of warrant liability	2.5	—	N/M +	2.5	—	N/M +
Net loss	$6.3	$4.9	28.6%	$8.8	$10.0	(12.0)%
Other comprehensive (income) loss	—	(0.1)	N/M +	—	0.0	N/M +
Comprehensive loss	$6.3	$4.8	31.3%	$8.8	$10.0	(12.0)%
Basic and diluted loss per share	$0.30	$0.25	20.0%	$0.43	$0.51	(15.7)%

+	Not meaningful
     As discussed in more detail below, the increase in our net loss for the three months ended June 30, 2009 compared to the prior year period was primarily attributable to an increase in expense related to the change in fair value of warrant liability partially offset by a decrease in net outlays related to the manufacture and sale of clinical trial material to Merck KGaA to support the Phase 3 trial of Stimuvax.
   Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	% Change		2009	2008	% Change
	(In millions)				(In millions)
Contract manufacturing	$—	$0.8	N/M	+	$—	$2.5	N/M	+
License revenue from collaborative agreements	—	0.4	N/M	+	—	0.7	N/M	+

	$—	$1.2	N/M	+	$—	$3.2	N/M	+

+	Not meaningful
     As described under “Key Financial Metrics” we did not generate any contract manufacturing revenue in the three months ended June 30, 2009 as a result of the sale of our manufacturing rights to Merck KGaA in December of 2008. We do not expect to generate contract manufacturing revenue for the foreseeable future.
     Licensing revenue from collaborative agreements represents the amortization of milestone payments received in prior years. As described under “Key Financial Metrics—Revenue—Licensing Revenue from Collaborative Agreements,” these upfront milestone payments received under our agreements with Merck KGaA were deferred and recognized over the remaining patent life. The portion of the milestone payments that had been previously deferred were reported as revenue in December of 2008 as we no longer had future performance obligations under this agreement as a result of the sale of our manufacturing license rights to Merck KGaA. As a result, we no longer defer licensing revenue from this agreement but will recognize it as income as it is received. We recognized $4,000 and $8,000 in licensing revenue from collaborative agreements in the three and six months ended June 30, 2009.
   Research and Development / Manufacturing Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Research and development	$2.0	$2.7	(25.9)%	$2.7	$5.0	(46.0)%
Manufacturing	—	0.6	N/M +	—	2.7	N/M +

	$2.0	$3.3	(39.4)%	$2.7	$7.7	(64.9)%

+	Not meaningful
     Research and development expenses was lower by $0.7 million in the three months ended June 30, 2009 principally due to the transfer of the Edmonton facility to an affiliate of Merck KGaA resulting in cost savings of $1.3 million offset by lower grant revenue of $0.5 million and higher clinical trial costs of $0.2 million relating to higher patient enrollment. Grant revenues, which are netted against expense, were lower during the current period as related development work was being completed.

     We did not incur Manufacturing expenses during the three and six month periods due to our cessation of the manufacture of Stimuvax.
     Research and development expenses was lower by $2.3 million in the six months ended June 30, 2009 due the transfer of the Edmonton facility resulting in savings of $2.7 million and manufacturing credits from Baxter of $0.4 million offset by increased clinical trial costs of $0.6 million and lower grant revenue of $0.4 million.
     We expect our research and development costs to increase as we move our existing products through the development pipeline.
   General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
General and administrative	$1.7	$2.7	(37.0)%	$3.5	$5.4	(35.2)%
     The $1.0 million decrease in general and administrative expense for the three month period ended June 30, 2009 relative to the comparable prior year period was attributable to the reduction in headcount and facility related costs of approximately of $0.7 million as a result of our December 2008 transaction with Merck KGaA and higher professional fees incurred in the prior year of $0.3 million relating to ERP implementation and the annual audit.
     The $1.9 million decrease in general and administrative expense for the six month period ended June 30, 2009 relative to the comparable prior year period was attributable to higher professional fees incurred in the prior year principally for the reincorporation of the Company into the United States of $1.0 million and a reduction in headcount and facilities related costs as a result of our December 2008 transaction with Merck KGaA of approximately $0.9 million.
   Change in Fair Value of Warrant Liability

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	% Change		2009	2008	% Change
	(In millions)				(In millions)
Change in fair value of warrant liability	$2.5	$—	N/M	+	$2.5	$—	N/M	+
     The $2.5 million increase in Change in fair value of warrant liability for the three and six month periods ended June 30, 2009 relative to the comparable prior year periods was attributable to the warrants issued in connection with the 2009 financing. These warrants are classified as liabilities in accordance with SFAS 133 and EITF 07-5 and accordingly, the fair market value of the warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The expense therefore, reflects the change in fair value of the warrants from the date of issuance to the reporting period and is estimated using the Black-Scholes option-pricing model.

+	Not meaningful
Liquidity and Capital Resources
   Cash, Cash Equivalents, and Working Capital
     As of June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $22.7 million, and accounts receivable of $1.6 million. Our cash equivalents and short-term investments have historically been invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. Our accounts receivable primarily represent tax withholdings in Germany as a result of our sale of manufacturing rights to Merck KGaA in December 2008, which we expect to recover. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses. On May 26, 2009, we raised net proceeds of $10.1 million from the sale of 3,878,993 shares of our common stock and warrants to purchase 2,909,244 shares of our common stock from our existing shelf registration statement. On August 7, 2009, subsequent to the period covered by this report, we raised additional net proceeds of approximately $14.0 million from the sale of 2,280,502 shares of our common stock and warrants to purchase 684,150 shares of our common stock.

     Our cash, cash equivalents and short-term investments were $22.7 million as of June 30, 2009 compared to $19.2 million as of December 31, 2008, an increase of $3.5 million, or 18.2%, which reflects net proceeds from financing of $10.1 million offset by 6.5 million of operating expenditures and $0.1 million of investing activities during the period.
     As of June 30, 2009, our working capital (defined as current assets less current liabilities) was $22.3 million compared to $17.6 million as of December 31, 2008, an increase of $4.7 million, or 26.7%. The increase in working capital was primarily attributable to a $3.5 million increase in cash and cash equivalents and a $1.4 million decrease in accounts payable and accrued liabilities offset by a decline in accounts receivable of $0.2 million.
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
   Cash Flows From Operating Activities
     We used $6.5 million of cash in operating activities for the six months ended June 30, 2009, a decrease of $3.2 million compared to $9.7 million of cash in operating activities for the six months ended June 30, 2008. The decrease in cash used in operations is directly attributable to the sale of our manufacturing rights to Merck KGaA in December 2008 which eliminated all manufacturing activity, including product inventory. As a result of such transaction, we expect cash used in operations to be significantly lower for the current year compared to the year ended December 31, 2008.
   Cash Flows From Investing Activities
     Cash used in investing activities was approximately $71,000 in the six months ended June 30, 2009, compared to cash flow from investing activities of $6.9 million for the six months ended June 30, 2008. The decrease in cash inflows from investing activities was attributable primarily to net redemptions of short-term investments in the six months ended June 30, 2008.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2009:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases — premises	$5,389	$498	$1,000	$1,164	$2,727
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
Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2009, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted SFAS 165. In an evaluation of subsequent events through the date of this filing with the SEC, the Company does not believe there are any material subsequent events which would require further disclosure other than that discussed in Note 12.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     As of June 30, 2009 and December 31, 2008, approximately $119,000 and $15,000 respectively, of our cash and cash equivalents were denominated in Canadian dollars. As a result, the impact of exchange rate fluctuations on the carrying value of our cash and cash equivalents, are minimal. Prior to December 2008, when we transferred our Canadian operations to Merck KGaA, we purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since January 2009, our Canadian dollar exposure to foreign exchange risk has diminished significantly.
     As a result of the December 2008 transaction with Merck KGaA, at June 30, 2009, the Company has $1.6 million receivable with the German tax authorities which is denominated in Euros and therefore, subject to foreign exchange risk. During the three months ended June 30, 2009 and the comparative periods presented, we did not enter into any foreign exchange forward or other derivative contracts in order to reduce our exposure to fluctuating foreign currency exchange rates.
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $22.7 million and $19.2 million as of June 30, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2009 and sustained throughout the period ended June 30, 2009, would result in a decline in investment income of approximately $105,000 for that same period.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     Our lead product candidate, Stimuvax, is currently being evaluated in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC, and breast cancer and will require the successful completion of these and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. Clinical trials involving the number of sites and patients required for Food and Drug Administration, or FDA, approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.
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
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. In addition, as of June 30, 2009, our accumulated deficit was approximately $323.2 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
There is no assurance that we will be granted regulatory approval for any of our product candidates.
     Merck KGaA is currently testing our lead product candidate, Stimuvax, in ongoing Phase 3 clinical trials for the treatment of NSCLC and breast cancer. PX-12 is currently in a Phase 2 clinical trial for pancreatic cancer. In addition, we are conducting Phase 1 clinical trials for PX-478 and PX-866. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. For example, Stimuvax has not previously been tested in any trial for the treatment of breast cancer. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
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
     As of June 30, 2009 we owned approximately 13 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 16 United States and corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
     We intend to seek approval to market our future products in both the United States and foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to government control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our future product to other available therapies. In addition, it is unclear what impact, if any, current proposals to reform the health care industry in the United States will have on the price of drugs; however, they may become subject to controls similar to those in other countries. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.
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
     We have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past year our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.
The trading price of our common stock may be volatile.
     The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:
•	the results of pre-clinical testing and clinical trials by us, our collaborators, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	public concern as to the safety of products developed by us or others;

•	comments by securities analysts;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the perception that shares of our common stock may be delisted from The NASDAQ Stock Market;

•	the incurrence of debt;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.
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
     As of June 30, 2009, we had 23,371,425 shares of common stock outstanding. Of such shares, 2,979,623, or approximately 12.7% , of our outstanding shares, had been issued in connection with the acquisition of ProlX. A significant number of such shares were issued D. Lynn Kirkpatrick, our former chief scientific officer and Garth Powis, Dr. Kirkpatrick’s husband. On December 31, 2009, Dr. Kirkpatrick and Dr. Powis ceased to be our affiliates and as of March 31, 2009, they could sell shares without complying with the volume restrictions, filing and other requirements applicable to affiliates under Rule 144. If a substantial amount of our common stock is sold, or if it is perceived that a substantial amount will be sold, the trading price of our common stock could decline. Our average trading volume is not large, and sales of large blocks of shares can have an adverse impact on the trading price of our common stock.
We expect to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.
     We expect that we will seek to raise additional capital from time to time in the future. For example, in May 2009, we sold 3,878,993 shares of our common stock and warrants to purchase an additional 2,909,244 shares of our common stock and in August 2009, we sold an additional 2,280,502 shares of our common stock and warrants to purchase 684,150 shares of our common stock. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price.

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
We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.
     Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock. These warrants are classified as a derivative liability pursuant to SFAS 133. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 4.	Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on June 12, 2009. The matters voted on at the annual meeting and votes cast on such matters were as follows:
Proposal 1: The election of two Class II directors to serve until the 2012 annual meeting of stockholders.

Directors Elected	For	Withheld

Christopher Henney	10,422,701	2,488,444
W. Vickery Stoughton	9,687,895	3,223,250
     The terms of the following directors continued after the annual meeting:
     Richard Jackson
     Robert Kirkman
     Daniel Spiegelman
Proposal 2: An amendment to our restricted share unit plan to add 300,000 shares to the total number of shares reserved for issuance under the plan.

Votes
For	2,511,641
Against	2,200,860
Broker non-votes	8,140,046
Abstain	58,598
Proposal 3: The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Votes
For	12,482,497
Against	295,377
Broker non-votes	—
Abstain	133,271

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Bylaws of Oncothyreon Inc.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: August 14, 2009	/s/ Shashi K. Karan
Corporate Controller and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Bylaws of Oncothyreon Inc.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.