Form 10-Q
period 2009-09-30
Oncothyreon Inc.
filed 2009-11-13
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0868560 (I.R.S. Employer Identification Number)

2601 Fourth Ave., Suite 500 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 10, 2009, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 25,661,905.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current
Cash and cash equivalents	$34,980	$19,166
Accounts receivable	22	1,828
Government grant receivable	156	40
Note receivable	74	—
Prepaid expenses	281	384

	35,513	21,418
Plant and equipment, net	1,493	867
Note receivable	148	215
Long term deposit	354	354
Goodwill	2,117	2,117

	$39,625	$24,971

LIABILITIES
Current
Accounts payable and accrued expenses	$2,368	$3,843
Current portion of deferred revenue	18	18

	2,386	3,861
Notes payable	199	199
Deferred revenue	153	164
Warrant liability	9,921	—
Class UA preferred stock, 12,500 shares authorized, 12,500 and 12,500 shares issued and outstanding	30	30

	12,689	4,254

Contingencies, commitments, and guarantees

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,661,905 and 19,492,432 shares issued and outstanding	345,105	325,043
Warrants	64	64
Additional paid-in capital	15,999	15,094
Accumulated deficit	(329,166)	(314,418)
Accumulated other comprehensive loss	(5,066)	(5,066)

	26,936	20,717

	$39,625	$24,971

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenue
Contract manufacturing	$—	$426	$—	$2,946
Licensing revenue from collaborative agreements	4	376	12	1,028
Licensing, royalties, and other revenue	—	—	27	—

	4	802	39	3,974

Operating expenses
Research and development	1,320	1,704	3,995	6,395
Manufacturing	—	422	—	3,148
General and administrative	1,377	2,120	4,873	7,827
Depreciation	67	111	199	317

	2,764	4,357	9,067	17,687

Loss from Operations	(2,760)	(3,555)	(9,028)	(13,713)

Other (income) loss
Investment and other, net	(16)	14	17	(114)
Change in fair value of warrant liability	3,201	—	5,703	—

	3,185	14	5,720	(114)

Net loss	(5,945)	(3,569)	(14,748)	(13,599)
Other comprehensive income	—	31	—	—

Comprehensive loss	$(5,945)	$(3,538)	$(14,748)	$(13,599)

Basic and diluted loss per share	$(0.24)	$(0.18)	$(0.68)	$(0.70)

Weighted average number of common shares outstanding	24,713,794	19,492,432	21,749,318	19,490,011

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2008	19,485,889	$324,992	$13,636	$(321,543)	$(5,066)

Stock-based compensation expense	—	—	1,509	—	—
Net income	—	—	—	7,125	—
Conversion of restricted share units	6,543	51	(51)	—	—

Balance at December 31, 2008	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)

Stock-based compensation expense	—	—	981	—	—
Issuance of common stock	6,159,553	19,986	—	—	—
Conversion of restricted share units	9,920	76	(76)	—	—
Net loss	—	—	—	(14,748)	—

Balance at September 30, 2009	25,661,905	$345,105	$15,999	$(329,166)	$(5,066)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating

Net loss	$(14,748)	$(13,599)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	199	317
Stock-based compensation expense	981	1,140
Recognition of unearned revenue	(12)	(2,022)
Proceeds from collaborative arrangements	—	7,060
Loss on disposal of plant and equipment	5	—
Change in fair value of warrant liability	5,703	—
Net change in non-cash working capital balances from operations
Accounts receivable	1,801	432
Government grant receivable	(116)	398
Prepaid expenses	103	57
Inventory	—	(5,159)
Accounts payable and accrued liabilities	(1,844)	(466)
Deposits	—	(354)

Net cash used in operating activities	(7,928)	(12,196)

Investing
Purchase of short-term investments	—	(22,376)
Redemption of short-term investments	—	34,248
Collection of notes receivable	—	(686)
Purchase of plant and equipment	(462)	150

Net cash provided (used) in investing activities	(462)	11,336

Financing
Proceeds on issuance of common stock and warrants, net	24,204	—
Repayment of capital lease obligations	—	(78)

Net cash provided (used) in financing activities	24,204	(78)

	15,814	(938)
Effect of exchange rate fluctuations on cash and cash equivalents	—	281

Increase (decrease) in cash and cash equivalents	15,814	(657)
Cash and cash equivalents, beginning of period	19,166	12,035

Cash and cash equivalents, end of period	$34,980	$11,378

Supplemental disclosure of cash flow information
Amount of interest paid in the period	$—	$6

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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
     In December 2008, the Company sold its Stimuvax manufacturing rights and know-how, together with its existing inventory to Merck KGaA. As part of the sale, the Company also transferred its Edmonton, Alberta facility and most of its Edmonton—based employees to an affiliate of Merck KGaA.
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
     Effective January 1, 2009, the Company began classifying legal expenses related to trademarks and patents under the caption General and administrative in accordance with U.S. GAAP. Prior to this date such expenses were classified under the caption Research and development. Results of prior periods have been reclassified to conform to current year presentation.
     Omitted from these statements are certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and nine months ended September 30, 2009 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 filed with the Company’s annual report on Form 10-K with the U.S. Securities and Exchange Commission (“SEC”).
Subsequent Events — The Company has evaluated subsequent events occurring through November 13, 2009.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) (codified as FASB Accounting Standards Code (“ASC”) Topic 820) . SFAS 157, which the Company adopted on January 1, 2008 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) (codified as FASB ASC 820-10-15-1a), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008.
     On January 1, 2009, in accordance with FASB Staff Position (“FSP”) 157-2, the Company adopted the provisions of SFAS 157 on a prospective basis for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that the Company determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157. The adoption of FSP 157-2 did not have any impact on the Company’s financial position or results of operations.

Collaborative Arrangements
     Effective January 1, 2009 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”) (codified as FASB ASC Topic 808). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The adoption of EITF 07-1 had no impact on the Company’s financial position or results of operations.
Instruments Indexed to an Entity’s Own Stock
     In September 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified as ASC 815-40-15-5). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6—9 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) (codified as ASC 815-10-15-13 through 15-139), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133 (codified as ASC 815-10-15-74). The EITF also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6—9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) (codified as ASC subtopic 815-40). EITF No. 07-5 was effective beginning the first quarter of fiscal 2009. The Company applied EITF 07-5 in its accounting for the warrants issued in May and August 2009. See Note 7 for further discussion.
4. FAIR VALUE MEASUREMENTS
     The Company measures at fair value certain financial assets and liabilities in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2009 ( in $000):

	Fair Value Measurements at September 30, 2009
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total carrying	active markets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$32,039	$32,039	$—	$—
Warrant liability	9,921	—	—	9,921
5. RESEARCH AND DEVELOPMENT
     Government grant funding of $0.4 million (2008 — $0.3 million) and $0.8 million (2008 — $1.0 million) was credited against research and development costs during the three and nine months ended September 30, 2009, respectively.

6. SHARE CAPITAL
Stock Transactions
(a) Loss Per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss (in 000’s)	$5,945	$3,569	$14,748	$13,599

Denominator:
Weighted average shares outstanding used to compute earnings per share — basic	24,713,794	19,492,432	21,749,318	19,490,011
Effective of dilutive options and RSU’s	—	—	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share — diluted	24,713,794	19,492,432	21,749,318	19,490,011
     For the three and nine months ended September 30, 2009, shares potentially issuable upon the exercise or conversion of director and employee stock options, non-employee director restricted share units and warrants of 1,281,914 (2008 — 1,309,588), 155,341 (2008 — 79,549) and 3,930,418 (2008 — 795,150) of common shares respectively have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.
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
(c) Equity financing
     On May 26, 2009, the Company closed the sale of 3,878,993 shares of its common stock and warrants to purchase an additional 2,909,244 shares of common stock for gross proceeds of approximately $11.1 million. The purchase price per unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was $2.85. The exercise price of the warrants is $3.92 per share. The warrants are exercisable at any time on or after November 26, 2009 and on or prior to May 26, 2014. Upon exercise, holders of the warrants are required to deliver the aggregate exercise price with respect to the number of underlying shares; provided that if a registration statement is not available with respect to the issuance of such shares upon exercise, under certain circumstances, holders may exercise warrants on a “net” basis. If holders exercise warrants on a “net” basis, the Company would not receive any cash in respect of the shares issued upon exercise. At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. The warrants issued in May 2009 have been classified as a liability as discussed in Note 7.
     On August 7, 2009, the Company closed the sale of 2,280,502 shares of its common stock and warrants to purchase an additional 684,150 shares of common stock for gross proceeds of approximately $15.0 million. The purchase price per unit, consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock, was $6.5775. The exercise price of the warrants is $6.5775 per share. The warrants are exercisable at any time on or after August 7, 2009 and on or prior to August 7, 2011. Upon exercise, holders of the warrants are required to deliver the aggregate exercise price with respect to the number of underlying shares; provided that if a registration statement is not available with respect to the issuance of such shares upon exercise, under certain circumstances, holders may exercise warrants on a “net” basis. If holders exercise warrants on a “net” basis, the Company would not receive any cash in respect of the shares issued upon exercise. Holders of warrants issued in the August 2009 financing are not entitled to receive cash in connection with a merger, tender offer or sale of substantially all of the assets of the Company. The warrants issued in August 2009 have been classified as equity.

7. WARRANTS
     Due to certain adjustments that may be made to the terms of the warrants issued in May 2009, if the Company issues or sell shares below the exercise price and the potential cash settlement upon the occurrence of a fundamental transaction as defined in the warrant agreement related to the warrants, the warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC. The fair market value of these warrants is determined on the date of closing and marked to market at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and nine months ended
	September 30,
	2009	2008
Exercise price	$3.92	$—
Market value of stock at end of period	$5.21	$—
Expected dividend rate	N/A	N/A
Expected volatility	74%	N/A
Risk-free interest rate	2.2%	N/A
Expected life in years	4.65	N/A
Shares underlying warrants outstanding classified as liabilities	2,909,244	—

Shares underlying warrants outstanding classified as equity	1,021,174	795,150
     All warrants issued by the Company other than the warrants issued in May 2009 are classified as equity.
     The changes in fair value of the warrant liability during the three and nine month period ended September 30, 2009 were as follows (in 000’s):

Initial measurement at May 26, 2009	$4,218
Revaluation of warrant liability at September 30, 2009	5,703

Balance at September 30, 2009	$9,921

8. STOCK-BASED COMPENSATION
Stock Option Plan
     The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008 the exercise price of each option equals the closing market value at the date immediately preceding the date of the grant in Canadian dollars as quoted on the Toronto Stock Exchange. The exercise price of options granted subsequent to April 1, 2008 equals the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the day of the option grant. In general, options issued under the plan vest in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of the initial grant. The current maximum number of shares of common stock reserved for issuance under the Stock Option Plan is 2,566,191. As of September 30, 2009, 1,284,277 shares of common stock remain available for future grants of options under the Stock Option Plan.
     During the three and nine months ended September 30, 2009, the Company granted options to purchase 25,000 shares (2008 — zero) and 203,000 shares (2008 — 150,600), respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
CDN$ — Weighted average grant-date fair value for stock options granted in CDN$	$—	$ —	$—	$3.84
US$ — Weighted average grant-date fair value for stock options granted in US$	$4.93	$ —	$1.38	$2.93
Expected dividend rate	0%	—	0%	0%
Expected volatility	89.97%	—	97.57%	114.46%
Risk-free interest rate	2.84%	—	2.34%	3.09%
Expected life of options in years	6	—	6	6

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
     During the three months ended September 30, 2009 and 2008 the Company did not grant any restricted share units. During the nine months ended September 30, 2009, the Company granted 85,712 (2008 — zero) restricted share units with a fair value of $0.1 million (2008 — zero), respectively. During the three months ended September 30, 2009, 9,920 RSUs were converted to shares. As of September 30, 2009, 291,696 shares of common stock remain available for future grants of restricted stock units under the RSU Plan.
     Before June 12, 2009, the RSU Plan provided that the fair value of a restricted share unit was equal to the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange. On June 12, 2009, the RSU Plan was amended to provide that the fair value of a restricted share unit be the last sale price on The NASDAQ Global Market on the date of grant.
9. INVESTMENT AND OTHER, NET
     Included in investment and other, net, of $(16,000) (2008 — $14,000) and $17,000 (2008 — income of $0.1 million) for the three and nine month periods ended September 30, 2009, are net foreign exchange (income) losses of $(3,000) (2008 — $44,000) and $79,000 (2008 — $0.2 million).
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Any statements contained in this discussion that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “intends,” “potential,” “possible” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, the following: our expectations regarding future expenses; clinical and pre-clinical development activities, including our plans to substantially complete the pre-clinical development of BGLP40 in 2010, our goal to initiate clinical development of BGLP40 in 2011 and our decision to initiate two or more Phase 2 trials for PX-866 in 2010; our expectations regarding receipt of a milestone payment from Merck KGaA in 2009; our expectations regarding the timing and results of the Phase 3 trials for Stimuvax; our ability to secure collaboration arrangements with pharmaceutical companies to complete the development and commercialization of our product candidates, including PX-12; and the use and adequacy of cash resources. Forward-looking statements involve risks and uncertainties related to our business and the general economic environment, many beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. You should not place undue reliance on these forward-looking statements. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 development for non-small cell lung cancer, or NSCLC, and breast cancer. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical and pre-clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-478, for which we initiated a Phase 1 trial in advanced metastatic cancer in August 2007, and PX-866, for which we initiated a Phase 1 trial in advanced metastatic cancer in June 2008. We intend to initiate two or more Phase 2 trials for PX-866 in 2010. We have completed a Phase 2 trial for PX-12 in pancreatic cancer and have announced our intention to seek a partner for further development. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights.
     We have recently reinitiated pre-clinical development of BGLP40, a MUC1-based liposomal glycolipopeptide cancer vaccine for potential use in several cancer indications. BGLP40 includes a fully synthetic PET-lipid A adjuvant which is proprietary to us. We currently intend to substantially complete the pre-clinical development of BGLP40 in 2010, with the goal of initiating clinical development in 2011. Merck KGaA has a right of first negotiation with respect to the development or marketing of BGLP40.
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
     In connection with this transaction, we also entered into an asset purchase agreement pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta,

Canada facility. The aggregate purchase price paid by the buyers under the asset purchase agreement was approximately $2.5 million, which, taken together with the aggregate up-front consideration payable to us in connection with the new license agreement, was approximately $13.0 million. In addition, 43 employees at our former Edmonton facility were transferred to an affiliate of Merck KGaA, which significantly reduced our operating expenses for the nine months ended September 30, 2009 and will continue to reduce our operating expenses in future periods.
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
     We have incurred substantial losses since our inception. As of September 30, 2009, our accumulated deficit totaled $329.2 million. Financial results for the nine months ended September 30, 2009 reflect a consolidated net loss of $14.7 million or ($0.68) per share compared to $13.6 million or ($0.70) per share for the same period in 2008. We expect to continue to incur net losses as we expand our research and development activities with respect to our small molecules and processes for commercial scale manufacturing of our products. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. For example, on May 26, 2009, we sold 3,878,993 shares of our common stock and warrants to purchase 2,909,244 shares of our common stock for gross proceeds of approximately $11.1 million and on August 7, 2009 we sold 2,280,502 shares of our common stock and warrants to purchase 684,150 shares of our common stock for gross proceeds of approximately $15.0 million. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities.
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
     We credit funding received from government research and development grants against research and development expense. These credits totaled $0.4 million and $0.3 million in the three months ended September 30, 2009 and 2008, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. During 2008 we successfully applied for and received approval for a further $1.0 million grant for the period ended July 31, 2009.
     The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, Merck KGaA cancelled our collaboration relating to Theratope only after receiving Phase 3 clinical trial results. We had made substantial investments over several years in the development of Theratope and terminated all development activities following the cancellation of our collaboration. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements for any candidate. For example, we intend to seek a collaboration partner for PX-12 but have not yet been able to identify such a partner. In addition, it is difficult to provide the impact of collaboration arrangements, if any, on the development of product candidates. Establishing collaborative product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.
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
     Investment and other income. Investment and other income consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments have typically consisted of Canadian or U.S. federal, state, or provincial debt securities, investment grade corporate debt securities and commercial paper, and term deposits or similar instruments of trust companies and banks, all with original maturities of between 90 days and one year at the time of purchase. In future periods, we intend for our short term investments to consist of money market mutual funds that invest in U.S. Treasury securities, obligations issued by the U.S. Treasury and obligations issued by or insured by a U.S. Federal Agency.
     Interest expense. Interest expense consists of interest payments under capital lease agreements for computer equipment. As of September 30, 2009, we did not have any long term capital lease agreements.
     Change in fair value of warrant liability. Warrants issued in connection with our securities offering in May of 2009 are classified as a liability under the Derivatives and Hedging Topic of the FASB ASC and, as such, the fair market value of these warrants is determined on the date of closing and marked to market at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model. For more information, see note 7 to the unaudited condensed consolidated financial statements.
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
     On May 26, 2009, we issued warrants to purchase 2,909,244 shares of our common stock in connection with a registered direct offering of our common stock. These warrants are classified as a derivative liability pursuant to the Derivatives and Hedging Topic of the FASB ASC. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. If, for example, the market value of our common stock or its volatility at September 30, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $1.3 million or $0.6 million, respectively, with such difference reflected in our statement of operations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2009 and September 30, 2008
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
     Overview

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(In millions, except per			(In millions, except per
	share amounts)			share amounts)
Revenue	$—	$0.8	N/M +	$—	$4.0	N/M +
Expenses	2.7	4.4	(38.6)%	9.1	17.6	(48.3)%
Change in fair value of warrant liability	3.2	—	N/M +	5.7	—	N/M +
Net loss	$5.9	$3.6	63.9%	$14.7	$13.6	8.1%
Basic and diluted loss per share	$0.24	$0.18	33.3%	$0.68	$0.70	(2.9)%

+N/M	Not meaningful
     As discussed in more detail below, the increase in our net loss for the three and nine months ended September 30, 2009 compared to the prior year periods was primarily attributable to an increase in expense related to the change in fair value of warrant liability partially offset by a decrease in net outlays related to the manufacture and sale of clinical trial material to Merck KGaA to support the Phase 3 trial of Stimuvax.
     Revenue

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(In millions)			(In millions)
Contract manufacturing	$—	$0.4	N/M +	$—	$2.9	N/M +
License revenue from collaborative agreements	—	0.4	N/M +	—	1.0	N/M +

	$—	$0.8	N/M +	$—	$3.9	N/M +

+N/M	Not meaningful
     As described under “Key Financial Metrics” we did not generate any contract manufacturing revenue in the three and nine month periods ended September 30, 2009 as a result of the sale of our manufacturing rights to Merck KGaA in December of 2008. We do not expect to generate contract manufacturing revenue for the foreseeable future.
     Licensing revenue from collaborative agreements represents the amortization of milestone payments received in prior years. As described under “Key Financial Metrics—Revenue—Licensing Revenue from Collaborative Agreements,” these upfront milestone payments received under our agreements with Merck KGaA were deferred and recognized over the remaining patent life. The portion of the milestone payments that had been previously deferred were reported as revenue in December of 2008 as we no longer had future performance obligations under this agreement as a result of the sale of our manufacturing license rights to Merck KGaA. As a result, we no longer defer licensing revenue from this agreement but will recognize it as income as it is received. We recognized $4,000 and $12,000 in licensing revenue from collaborative agreements in the three and nine months ended September 30, 2009.
Research and Development / Manufacturing Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
		(In millions)			(In millions)
Research and development	$1.3	$1.7	(23.5)%	$4.0	$6.4	(37.5)%
Manufacturing	—	0.4	N/M +	—	3.1	N/M +

	$1.3	$2.1	(38.1)%	$4.0	$9.5	(57.9)%

+N/M	Not meaningful
     Research and development expenses was lower by $0.4 million in the three months ended September 30, 2009 principally due to the transfer of the Edmonton facility to an affiliate of Merck KGaA.

     We did not incur manufacturing expenses during the three and nine month periods in 2009 due to our cessation of the manufacture of Stimuvax.
     Research and development expenses were lower by $2.4 million in the nine months ended September 30, 2009 due to the transfer of the Edmonton facility resulting in savings of $2.9 million and manufacturing credits from Baxter of $0.4 million offset by increased clinical trial costs of $0.7 million and lower grant revenue of $0.2 million.
     We expect our research and development costs to increase as we move our existing products through the development pipeline.
General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(In millions)			(In millions)
General and administrative	$1.4	$2.1	(33.3)%	$4.9	$7.8	(37.2)%
     The $0.7 million decrease in general and administrative expense for the three month period ended September 30, 2009 relative to the comparable prior year period was attributable to the reduction in headcount and facilities related costs as a result of our December 2008 transaction with Merck KGaA.
     The $2.9 million decrease in general and administrative expense for the nine month period ended September 30, 2009 relative to the comparable prior year period was attributable to higher professional fees incurred in the prior year principally for our reincorporation into the United States of $1.0 million and a reduction in headcount and facilities related costs as a result of our December 2008 transaction with Merck KGaA of approximately $1.9 million.
Change in Fair Value of Warrant Liability

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(In millions)			(In millions)
Change in fair value of warrant liability	$3.2	$—	N/M +	$5.7	$—	N/M +

+N/M	Not meaningful
The $3.2 million and $5.7 million increase in change in fair value of warrant liability for the three and nine month periods ended September 30, 2009, respectively, relative to the comparable prior year periods was attributable to the warrants issued in connection with the May 26, 2009 financing. These warrants are classified as liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC and accordingly, the fair market value of the warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The expense therefore, reflects the change in fair value of the warrants from the date of issuance to the reporting period and is estimated using the Black-Scholes option-pricing model.
Liquidity and Capital Resources
     Cash, Cash Equivalents, and Working Capital
     As of September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $35.0 million. Our cash equivalents and short-term investments have historically been invested in money market funds, short-term obligations of the U.S. Treasury and Government of Canada, and commercial paper. In future periods, we intend for our short term investments to consist of money market mutual funds that invest in U.S. Treasury securities, obligations issued by the U.S. Treasury and obligations issued by or insured by a U.S. Federal Agency. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our ongoing operating expenses. On May 26, and August 7, 2009, we respectively raised net proceeds of $10.1 million and $14.1 million from the sale of 3,878,993 and 2,280,502 shares of our common stock and warrants to purchase 2,909,244 and 684,150 shares of our common stock respectively from our existing shelf registration statement.
     Our cash, cash equivalents were $35.0 million as of September 30, 2009 compared to $19.2 million as of December 31, 2008, an increase of $15.8 million, or 82.3%, which reflects net proceeds from financing activities of $24.2 million offset by 7.9 million of operating expenditures and $0.5 million of investing activities during the period.
     As of September 30, 2009, our working capital (defined as current assets less current liabilities) was $33.1 million compared to $17.6 million as of December 31, 2008, an increase of $15.5 million, or 88.1%. The increase in working capital was primarily attributable to a $15.8 million increase in cash and cash equivalents and a decline in accounts payable and accrued liabilities of $1.5 million offset by a $1.8 million decrease in accounts receivable.
     We believe that our currently available cash and cash equivalents, together with a milestone payment we currently anticipate receiving from Merck KGaA under our license agreement, will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.
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
Cash Flows From Operating Activities
     We used $7.9 million of cash in operating activities for the nine months ended September 30, 2009, a decrease of $4.3 million compared to $12.2 million of cash in operating activities for the nine months ended September 30, 2008. The decrease in cash used in operations is directly attributable to the sale of our manufacturing rights to Merck KGaA in December 2008 which eliminated all manufacturing activity, including product inventory. As a result of such transaction, we expect cash used in operations to be significantly lower for the current year compared to the year ended December 31, 2008.
Cash Flows From Investing Activities
     Cash used in investing activities was approximately $0.5 million in the nine months ended September 30, 2009, compared to cash flow from investing activities of $11.3 million for the nine months ended September 30, 2008. The decrease in cash inflows from investing activities was attributable primarily to net redemptions of short-term investments in the nine months ended September 30, 2008. The $0.5 million of cash used in investing activities during the first nine months of this year relates to the build-out of laboratory space in our Seattle facility. We expect to incur an additional $0.8 million through the completion of the project in the fourth quarter of 2009.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2009:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases — premises	$5,267	$503	$1,016	$1,169	$2,579
     In May 2008, we entered into a sublease for an office facility in Seattle, Washington totaling approximately 17,000 square feet where we intend to consolidate certain of our operations. The sublease expires in December 17, 2011. In May 2008, we also entered into a lease directly with the landlord of the same facility, which will have a nine year term beginning at the expiration of the sublease.

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
Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2009, we believe that our exposure related to these guarantees and indemnification obligations is not material.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) (codified as FASB Accounting Standards Code (“ASC”) Topic 820) . SFAS 157, which we adopted on January 1, 2008 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) (codified as FASB ASC 820-10-15-1a), for all other non-financial SFAS 157 is effective for fiscal years beginning after November 15, 2008.
     On January 1, 2009, in accordance with FASB Staff Position (“FSP”) 157-2, we adopted the provisions of SFAS 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157. The adoption of FSP 157-2 did not have any impact on our financial position or results of operations.
     Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements (“EITF 07-1”) (codified as FASB ASC Topic 808). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. The adoption of EITF 07-1 had no impact on our financial position or results of operations.
     In September 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified as ASC 815-40-15-5). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6—9 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) (codified as ASC 815-10-15-13 through 15-139), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133 (codified as ASC 815-10-15-74). The EITF also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6—9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) (codified as ASC subtopic 815-40). EITF No. 07-5 was effective beginning the first quarter of fiscal 2009. We applied EITF 07-5 in our accounting for the warrants issued in May and August 2009. See Note 7 for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     As of September 30, 2009 and December 31, 2008, approximately $27,000 and $15,000 respectively, of our cash and cash equivalents were denominated in Canadian dollars. As a result, the impact of exchange rate fluctuations on the carrying value of our cash and cash equivalents, are minimal. Prior to December 2008, when we transferred our Canadian operations to Merck KGaA, we purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since January 2009, our Canadian dollar exposure to foreign exchange risk has diminished significantly.
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $35.0 million and $19.2 million as of September 30, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2009 and sustained throughout the period ended September 30, 2009, would result in a decline in investment income of approximately $0.2 million for that same period.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to our Business
Our ability to continue with our planned operations is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.
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
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. In addition, as of September 30, 2009, our accumulated deficit was approximately $329.2 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
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
     As of September 30, 2009 we owned approximately 10 U.S. patents and corresponding foreign cases, and 12 U.S. patent applications and corresponding foreign cases, and held exclusive or partially exclusive licenses to over 15 U.S. patents, and corresponding foreign cases, and five U. S. patent applications and corresponding foreign cases.
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
     The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, it is possible that patent applications owned by or licensed to us will not result in patents being issued, or that, if issued, the patents will not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates. For example, PX-12 was described in a publication over a year before the earliest priority date of a patent application covering PX-12 in the United States. Therefore, claims to the PX-12 composition cannot be obtained in the United States or in a foreign country. Similarly, claims covering the composition of PX-478 were only filed in the United States and Canada, which will prevent us from being able to obtain claims covering the composition of PX-478 in other foreign jurisdictions, including Europe.
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
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits’ in any year. See “Note 11—Share Capital—Redemption” of the audited financial statements included elsewhere in our annual report on Form 10-K for the year ended December 31, 2008. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
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
     As a result of the December 2008 Merck KGaA transaction, we recognized on a one-time basis all deferred revenue relating to Stimuvax, under both U.S. GAAP and Canadian GAAP. Under U.S. GAAP this resulted in net income. However, under Canadian GAAP we were required to recognize an impairment on intangible assets which resulted in a net loss for 2008 and therefore do not intend to redeem any shares of Class UA preferred stock in 2009.If in the future we recognize net income under Canadian GAAP, or any successor to such principles, or if the holder of Class UA preferred stock were to challenge, and prevail in a dispute involving, the interpretation of the mandatory redemption provision, we may be required to redeem such shares which would have an adverse effect on our cash position. The maximum aggregate amount that we would be required to pay to redeem such shares is CAN $1.25 million.
     The holder of the Class UA preferred stock has declined to sign an acknowledgement that Canadian GAAP applies to the redemption provision and has indicated that it believes U.S. GAAP should apply. As of the date of this report, the holder has not initiated a proceeding to challenge this interpretation; however, it may do so. If they do dispute this interpretation, although we believe a Delaware court would agree with the interpretation described above, we can provide no assurances that we would prevail in such a dispute. Further, any dispute regarding this matter, even if we were ultimately successful, could require significant resources which may adversely affect our results of operations.
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
     For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) that specifies, among other things, that the market value of our common stock be at least $50 million or that our stockholders’ equity was at least $10 million. We were notified on March 12, 2009 that the NASDAQ Listing Qualifications Panel determined that our common stock could continue to be listed on The NASDAQ Global Market since we demonstrated, among other things, that our stockholders’ equity was at least $10 million as of December 31, 2008. In addition, on November 2, 2007, we received a letter from NASDAQ notifying Biomira, our predecessor corporation, that for the 30 consecutive trading days preceding the date of the letter, the bid price of Biomira’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). On January 2, 2008, we were notified by NASDAQ that our common stock had regained compliance with the minimum bid requirement for continued listing on The NASDAQ Global Market.
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
     We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our May and August 2009 financings, we sold an aggregate of 6,159,495 shares of our common stock and warrants to purchase an additional 3,593,394 shares of our common stock. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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
     Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock. These warrants are classified as a derivative liability pursuant to the Derivatives and Hedging Topic of the FASB ASC. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Form of Restricted Share Unit Agreement under the Company’s Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 15, 2009).

10.2	Offer Letter dated June 9, 2009 between the Company and Scott Peterson, Ph.D. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 15, 2009).

10.3	Offer Letter dated July 6, 2009 between the Company and Diana Hausman, M.D. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: November 13, 2009	/s/ Shashi K. Karan
Shashi K. Karan Corporate Controller and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Form of Restricted Share Unit Agreement under the Company’s Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 15, 2009).

10.2	Offer Letter dated June 9, 2009 between the Company and Scott Peterson, Ph.D. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 15, 2009).

10.3	Offer Letter dated July 6, 2009 between the Company and Diana Hausman, M.D. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.