Form 10-Q
period 2010-03-31
Oncothyreon Inc.
filed 2010-05-10
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          As of May 6, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 25,753,405.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
          In this Quarterly Report on Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

-i-

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current
Cash and cash equivalents	$7,602	$18,974
Short-term investments	21,223	14,244
Accounts receivable	61	41
Notes receivable from employees	38	36
Prepaid expenses	140	233

	29,064	33,528
Plant and equipment, net	2,139	2,076
Lease deposits	354	354
Notes receivable from employees	150	150
Goodwill	2,117	2,117

Total assets	$33,824	$38,225

LIABILITIES
Current
Accounts payable	$358	$600
Accrued liabilities	2,055	653
Accrued compensation and related liabilities	395	804
Current portion of deferred revenue	18	18

	2,826	2,075
Notes payable	199	199
Deferred revenue	141	149
Deferred rent	319	295
Warrant liability	5,438	10,059
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding in 2010 and 2009	30	30

	8,953	12,807

Contingencies, commitments, and guarantees (See Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,753,405 and 19,492,432 shares issued and outstanding	345,836	345,836
Additional paid-in capital	16,510	16,285
Accumulated deficit	(332,409)	(331,637)
Accumulated other comprehensive loss	(5,066)	(5,066)

	24,871	25,418

Total liabilities and equity	$33,824	$38,225

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months
	ended March 31,
	2010	2009
Revenue
Licensing revenue from collaborative and license agreements	5	4

Expenses
Research and development	2,519	680
General and administrative	2,807	1,751
Depreciation	112	65
Investment and other income, net	(40)	(20)
Change in fair value of warrants	(4,621)	—

	777	2,476

Net loss	$(772)	$(2,472)

Basic and diluted loss per share	$(0.03)	$(0.13)

Weighted average number of common shares outstanding	25,753,405	19,492,432

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Deficit	Loss
Balance at January 1, 2009	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)

Stock-based compensation	—	—	1,266	—	—
Issuance of common stock	6,159,553	20,050
Warrant exercises	91,500	668
Net income	—	—	—	(17,219)	—
Conversion of restricted share units	9,920	75	(75)	—	—

Balance at December 31, 2009	25,753,405	345,836	16,285	(331,637)	$(5,066)

Stock-based compensation	—	—	225	—	—
Net loss	—	—	—	(772)	—

Balance at March 31, 2010	25,753,405	$345,836	$16,510	$(332,409)	$(5,066)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months
	ended March 31,
	2010	2009
Operating
Net loss	$(772)	$(2,472)
Depreciation	112	65
Stock-based compensation expense	225	416
Loss on disposal of plant and equipment	4	5
Change in fair value of warrant liability	(4,621)	—
Deferred rent	24	28
Recognition of unearned revenue	(8)	(4)
Net change in assets and liabilities
Accounts receivable	(22)	151
Government grant receivable		(375)
Prepaid expenses	93	186
Accounts payable	(280)	(142)
Accrued liabilities	1,402	(903)
Accrued compensation and related liabilities	(409)	(653)

	(4,252)	(3,698)

Investing
Purchase of short-term investments	(9,342)	—
Redemption of short-term investments	2,363	—
Purchase of plant and equipment	(141)	(38)

	(7,120)	(38)

Net cash outflow	(11,372)	(3,736)
Decrease in cash and cash equivalents	(11,372)	(3,736)
Cash and cash equivalents, beginning of period	18,974	19,166

Cash and cash equivalents, end of period	$7,602	$15,430

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
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
2. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as disclosed in Note 3 below.
          Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three months ended March 31, 2010 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 filed with the Company’s Annual Report on Form 10-K with the United States Securities and Exchange Commission.
3. RECENT ACCOUNTING PRONOUNCEMENTS
          In January 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level 1 and Level 2 and the reasons for such transfers, the reasons for any transfers in or out of Level 3, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the Company’s consolidated financial position or results of operations.

          There were no other new accounting pronouncements issued during the first three months of 2010 that had a material impact on the Company’s financial position, operating results or disclosures.
4. FAIR VALUE MEASUREMENTS
          The Company measures at fair value certain financial assets and liabilities in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2010 ($000):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (asset)	$5,040	$—	$—	$5,040	$8,039	$—	$—	$8,039
Certificates of deposits (asset)	—	21,223	—	21,223	—	14,244	—	14,244
Warrants (liability)	—	—	5,438	5,438	—	—	10,059	10,059
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
          There were no transfers between Levels 1 and 2 during the quarter. The change in fair value of warrants in the amount of $4,621 from December 31, 2009 to March 31, 2010 classified in Level 3 is recognized in the condensed consolidated statements of operations.
5. RESEARCH AND DEVELOPMENT
          Government grant funding of zero and $415,000 were credited against research and development costs during the three months ended March 31, 2010 and 2009 respectively.
6. SHARE CAPITAL
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three months ended
	March 31,
	2010	2009
Numerator:
Net loss($000)	$772	$2,472
Denominator:
Weighted average shares outstanding used to compute earnings per share – basic and diluted	25,573,405	19,492,432
          For the three months ended March 31, 2010 and 2009, shares potentially issuable upon the exercise or conversion of director and employee stock options of 1,834,991, and 1,357,619, non-employee director restricted share units of 186,266 and 156,957 and warrants of 3,838,918 and 795,150 of common shares respectively have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.
7. WARRANTS
          Due to certain adjustments that may be made to the terms of the warrants issued in May 2009, if the Company issues or sells shares below the exercise price and the potential cash settlement upon the occurrence of a fundamental transaction as defined in the warrant agreement related to the warrants, the warrants have been classified as a liability as opposed to equity in accordance with ASC Topic 815, Derivatives and Hedging. The estimated fair value of these warrants is determined on the date of closing and marked to market at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

Three months ended
March 31, 2010
Exercise price	$3.92
Market value of stock at end of period	$3.45
Expected dividend rate	N/A
Expected volatility	77%
Risk-free interest rate	2.2%
Expected life in years	4.15
Shares underlying warrants outstanding classified as liabilities	2,817,744
Shares underlying warrants outstanding classified as equity	1,021,174
          All warrants issued by the Company other than the warrants issued in May 2009 are classified as equity.
          The changes in fair value of the warrant liability during the three month period ended March 31, 2010, were as follows (in 000’s):

Warrant liability at January 1, 2010	$10,059
Balance at March 31, 2010	5,438

Change in fair value	$(4,621)

8. STOCK-BASED COMPENSATION
     Stock Option Plan
          The Company sponsors a Stock Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. The current maximum number of shares of common stock reserved for issuance under the Stock Option Plan is 2,575,340. As of March 31, 2010, 740,350 shares of common stock remain available for future grant under the Stock Option Plan.
     The Company granted zero and 176,000 stock options during the three months ended March 31, 2010 and 2009, respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended
	March 31,
	2010	2009
Weighted average grant-date fair value for stock options granted	$—	$0.97
Expected dividend rate	N/A	N/A
Expected volatility	N/A	124.70
Risk-free interest rate	N/A	2.26
Expected life of options in years	N/A	6.00
Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of March 31, 2010, 260,771 shares of common stock remain available for future grant under the RSU Plan.
     The Company granted zero and 77,408 restricted share units with a fair value of zero and $85,000 during the three months ended March 31, 2010 and 2009, respectively.
     The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.
9. INVESTMENT AND OTHER (INCOME) EXPENSE, NET
     Investment and other (income) loss includes the following components for the periods indicated (in 000’s):

	Three months ended
	March 31,
	2010	2009
Investment (income) loss	$(41)	$(37)
Net foreign exchange (income) loss	—	17
Sale of equipment (gain) loss	4	—
Other	(3)	—
Total investment and other (income) loss, net	$(40)	$(20)

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
Guarantees
     The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the Company’s agreement with them.
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
11. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities and notes payable that require future cash outlays.
Foreign Exchange Risk
     Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company disposed of its Canadian operations in 2008, expenditures have been incurred primarily in U.S. dollars. The Company does not utilize derivative instruments.

     At March 31, 2010, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents and, as a result, for the foreseeable future, exchange rate fluctuations should not have a material effect on the Company’s results of operations.
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
12. SUBSEQUENT EVENTS
NASDAQ deficiency notice
     On April 22, 2010 the Company announced that it received a deficiency notice from the Listing Qualifications Department Staff of The NASDAQ Stock Market, or NASDAQ, stating that the Company was not in compliance with NASDAQ Marketplace Rule 5250(c)(1) because of the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2009. The NASDAQ letter, which the Company had anticipated in connection with its delayed filing, requested that the Company submit a plan to regain compliance with respect to the NASDAQ’s continued listing standards no later than June 18, 2010. If the Company fails to provide a timely plan or the NASDAQ staff determines the Company’s plan is insufficient to regain compliance, the Company may be subject to delisting from The NASDAQ Stock Market. With the filing of its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission on May 6, 2010, the Company believes that it has regained full compliance with the NASDAQ continuing listing standards.

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

our expectations regarding future expenses and our ability to effectively manage them; clinical and pre-clinical development activities, including our plans for the pre-clinical development of ONT-10 in 2010 and our decision to initiate one or more Phase 2 trials for PX-866 in 2010; our expectations regarding the timing and results of the Phase 3 trials for Stimuvax; the outcome of the suspension of the clinical trials of Stimuvax; our ability to secure collaboration arrangements with pharmaceutical companies to complete the development and commercialization of our product candidates; our ability to obtain suitable financing to support our operations, clinical trials and commercialization of our products; and the use and adequacy of cash resources. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we may receive cash payments of up to $90 million, which figure excludes the $2.0 million payment received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10.
     For additional information regarding our relationship with Merck KGaA, see “Note 12—Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     On March 23, 2010, we announced that Merck KGaA suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. This action is a precautionary measure while investigation of the cause of this adverse event is conducted. The suspension affects the Phase 3 clinical program for Stimuvax, including the trials in NSCLC and in breast cancer. During the suspension, further recruitment of patients into the trials and ongoing treatment with Stimuvax will be on hold.
     Any adverse clinical results relating to Stimuvax or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. Our small molecule compounds are much earlier in the development stage than Stimuvax, and we do not expect to realize any revenues associated with the commercialization of our product candidates for the foreseeable future.
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
     With the exception of the year ended 2008, we have incurred substantial losses since our inception. As of March 31, 2010, our accumulated deficit totaled $332.4 million. We incurred a net loss of $0.8 million for the first three months of 2010 compared to a net loss of $2.5 million for the same period in 2009. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed financings in May 2009, in which we raised approximately $11.0 million in gross proceeds, and in August 2009, in which we raised approximately $15.0 million in gross proceeds, from the sale of our common stock and the issuance of warrants. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity or debt securities or the licensing of rights to our product candidates.
Key Financial Metrics
Revenue
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
Expenses
     Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense benefits and related costs and third party supplier expenses.
     To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred. We credit funding received from government research and development grants against research and development expense. These credits totaled zero and $0.4 million in the three months ended March 31, 2010 and 2009, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006.
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
     Investment and Other (Income) Expense. Investment and other (income) expense consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments consist of certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.

     Change in Fair Value of Warrants. Warrants issued in connection with our securities offering in May of 2009 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 7—Warrants” of the unaudited condensed consolidated financial statements included elsewhere in report.
Critical Accounting Policies and Significant Judgments and Estimates
     We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based on our condensed consolidated financial statements, which have been included elsewhere in this report and which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make significant estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
     Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 6, 2010. There have been no material changes in our critical accounting policies and estimates and judgments since that date.
Results of Operations for the Three Month Periods Ended March 31, 2010 and March 31, 2009
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
Overview

	Three months ended
	March 31,
	2010	2009
	(in millions, except per share amounts)
Expenses	$0.8	$2.5
Net loss	0.8	2.5
Basic and diluted loss per share	0.03	0.13
     As discussed in more detail below, the decrease in our net loss for the three months ended March 31, 2010 compared to the prior year period was attributable to a decrease in fair market value of warrant liability partially offset by increases in research and development and general and administrative expenses.
Research and Development

	Three months ended
	March 31,
	2010	2009
	(in millions)
Research and development	$2.5	$0.7

     Research and development was higher by $1.8 million in the three months ended March 31, 2010 compared to the three month period ended March 31, 2009 due to planned staffing increases of $0.3 million, preclinical research and development activity of $0.3 million, manufacturing development of $0.2 million and occupancy and lab supplies of $0.2 million. In the same period in 2009, we received $0.4 million in manufacturing credits from Baxter and $0.4 million of grants.
     We expect our research and development costs to remain at this level for the rest of the year as we move our existing products through the development pipeline.
General and Administrative Expense

	Three months ended
	March 31,
	2010	2009
	(in millions)
General and administrative	$2.8	$1.8
     The $1.0 million increase in general and administrative expense for the three month period ended March 31, 2010 relative to the comparable prior year period was attributable to higher professional fees incurred in the current year to respond to the SEC comments and for tax monetization transaction of $0.9 million and $0.6 million offset by employee related expenses including stock compensation expense of $0.3 million and facility overhead and corporate services of $0.2 million. The decline in employee related costs are related to lower stock option expense in the current quarter as previously issued options were fully vested and expensed. Facility overhead was lower in the current quarter as more overhead was allocated to research and development following the laboratory build out.
Change in Fair Value of Warrant Liability

	Three months ended
	March 31,
	2010	2009
	(in millions)
Change in fair value of warrant liability	$4.6	$—
     The $4.6 million decrease in the fair value of warrants is attributable to the warrants issued in connection with the May 2009 financing and represents a reduction in the value of the warrants as compared to December 31, 2009. We had no warrants classified as liabilities and requiring remeasurement at each reporting period for the comparable period in 2009.
Liquidity and Capital Resources
Cash, Cash Equivalents, Short-Term Investments and Working Capital
     As of March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $7.6 million and short term investments of $21.2 million. Our cash equivalents are invested in money market funds insured by the U.S. government and our short-term investments are invested in certificates of deposits insured by the Federal Deposit Insurance Corporation. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations.
     Our cash, cash equivalents and short-term investments were $28.8 million as of March 31, 2010 compared to $33.2 million as of December 31, 2009, a decrease of $4.4 million, or 13.2%, which reflects net operating expenditures during the period.

     As of March 31, 2010, our working capital (defined as current assets less current liabilities) was $26.2 million compared to $31.5 million as of December 31, 2009, a decrease of $5.3 million, or 16.8%. The decrease in working capital was primarily attributable to a $11.4 million decrease in cash and cash equivalents, a $0.8 million increase in accounts payable and accrued liabilities offset by a $7.0 million increase in short-term investments.
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
Cash Flows From Operating Activities
     We used $4.3 million of cash in operating activities for the three months ended March 31, 2010, an increase of $0.6 million compared to $3.7 million of cash in operating activities for the three months ended March 31, 2009. The increase in cash used in operations is directly attributable to $3.0 million in higher operating expenditures in research and development and general and administrative in the current quarter offset by increases in accounts payable and accrued expenses of $2.4 million and a $0.1 million decrease receivables and prepaid assets.
Cash Flows From Investing Activities
     Cash used in investing activities was approximately $7.1 million in the three months ended March 31, 2010, compared to cash used from investing activities of $38,000 for the three months ended March 31, 2009. The increase in cash used from investing activities was attributable primarily to net purchases of short-term investments in the three months ended March 31, 2010.
Contractual Obligations and Contingencies
     In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating leases — premises	$4,946	$436	$1,051	$1,178	$2,281
     In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expires on December 17, 2011. The sublease provides for a base monthly rent of $33,324 increasing to $36,354. In May 2008, we also entered into a lease directly with the landlord of such facility, which will have a six year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018.

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
Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2010, we believe that our exposure related to these guarantees and indemnification obligations is not material.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level 1 and Level 2 and the reasons for such transfers, the reasons for any transfers in or out of Level 3, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.
     There were no other new accounting pronouncements issued during the first three months of 2010 that had a material impact on our financial position, operating results or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     We had cash, cash equivalents and short-term investments totaling $28.8 million and $33.2 million as of March 31, 2010 and December 31, 2009, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2010 and sustained throughout the period ended March 31, 2010, would result in a decline in investment income of approximately $0.1 million for that same period.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in our Annual Report on Form 10-K in the section captioned “Item 9A — Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
     In response to the material weaknesses in our internal controls noted in our Annual Report on Form 10-K, on May 5, 2010, management presented a proposed remediation plan to our audit committee concerning our internal controls over financial reporting, and the audit committee adopted management’s remediation plan. We are in the process of implementing this plan. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, which includes increasing the size of our finance organization and retaining outside consultants. Any failure on our part to remedy our identified weaknesses or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

     Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.
     Specifically, the remediation plan consists of the following modifications and improvements in our internal controls. We intend to retain outside consultants to assist us (i) to design and implement an adequate risk assessment process to identify future complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions, and (ii) to identify and retain personnel with the appropriate technical expertise to assist us in accounting for complex transactions in accordance with U.S. GAAP. It is anticipated that the remediation plan, once implemented, will materially affect our internal control over financial reporting.
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
     In March 2010, we announced that Merck KGaA suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The suspension is a precautionary measure while an investigation of the cause of the adverse event is conducted, but it affects the Phase 3 clinical trials in NSCLC and in breast cancer. During the suspension, further recruitment of patients into the trials and ongoing treatment with Stimuvax will be on hold. As of the date of this Quarterly Report on Form 10-Q, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. Further, the FDA or other regulatory agencies may not allow the resumption of one or more of the clinical trials for Stimuvax in a timely fashion, if at all. Even if regulatory agencies permit resumption of the clinical trials, Merck KGaA may decide not to perform any further studies. For example, the Phase 3 trial of Stimuvax in breast cancer was not preceded by earlier stage trials in this indication. The regulatory authorities may require, or Merck KGaA may decide, that such earlier stage trials are now required before any Phase 3 trial may continue. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.
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
     Further, since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we are ineligible to utilize a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until May 6, 2011. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital or the dilutive impact on the voting and economic interests of our existing stockholders. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.
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
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. In addition, as of March 31, 2010, our accumulated deficit was approximately $332.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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
     Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our vaccine technology, including the MUC1 antigen, originated from third party sources. These third party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to predict the outcome of any such action.
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
     In March 2010, we announced that we would restate our financial statements as of and for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K and our condensed financial statements for the interim periods ended March 31, June 30 and September 30, 2009 contained in our Quarterly Reports on Form 10-Q to correct our failure to make all of the appropriate disclosures required by the Financial Accounting Standards Board’s Accounting Standards Codification 250, Accounting Changes and Error Corrections, with respect to a change in our revenue recognition policy regarding the accounting for our arrangement with Merck KGaA, and to correct for certain other errors. For additional information, see “Note 2—Restatement — 2008 Change in Accounting Policy Not Previously Reported and Other Error Corrections” of the audited financial statements appearing in Part II Item 8 Financial Statements and Supplementary Data included in our Annual Report on Form 10-K. In connection with the preparation of our Annual Report, we identified certain material weaknesses in our internal control over financial reporting. Specifically, the material weaknesses related to (i) a lack of adequately designed controls to ensure appropriate accounting for and disclosure of complex transactions under U.S. GAAP and (ii) a lack of adequately designed and implemented risk assessment processes to identify complex transactions requiring specialized knowledge in the application of U.S. GAAP.
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified certain material weaknesses in our internal controls that are described in greater detail in “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 10—Share Capital—Class UA preferred stock” of the audited financial statements included in our Annual Report on Form 10-K. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
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
     Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we received a letter from The NASDAQ Stock Market informing us that we are not in compliance with continued listing requirements. Although we believe the filing of our Annual Report will allow us to regain full compliance with SEC reporting requirements and The NASDAQ Stock Market continued listing requirements, we have in the past and could in the future be unable to meet The NASDAQ Global Market continued listing requirements. For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) (recodified as Marketplace Rule 5450(b)) that specifies, among other things, that the market value of our common stock be at least $50 million or that or stockholders’ equity was at least $10 million. Although we regained compliance with the stockholders’ equity standard, we have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

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
     Further, as a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2009, we will be ineligible to register the offer and sale of our securities on Form S-3 by us or resale by others until at least May 6, 2011. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
     Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock. These warrants are classified as a derivative liability pursuant to ASC Topic 815, Derivatives and Hedging. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 6.	Exhibits

Exhibit
Number	Description
10.1	Arrangement Agreement among Gamehost Income Fund and Oncothyreon Inc., Oncothyreon Canada Inc. and 0811769 B.C. ULC dated February 17, 2010.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: May 10, 2010	/s/ Shashi K. Karan
Corporate Controller and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description
10.1	Arrangement Agreement among Gamehost Income Fund and Oncothyreon Inc., Oncothyreon Canada Inc. and 0811769 B.C. ULC dated February 17, 2010.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.