Form 10-Q
period 2010-06-30
Oncothyreon Inc.
filed 2010-08-06
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 6, 2010 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 25,813,326.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
     In this Quarterly Report on Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current
Cash and cash equivalents	$2,514	$18,974
Short-term investments	20,279	14,244
Accounts receivable	62	41
Note receivable from employee	151	36
Prepaid expenses	453	233

Total current assets	23,459	33,528
Plant and equipment, net	2,085	2,076
Note receivable from employees	—	150
Long-term deposits	290	354
Goodwill	2,117	2,117

Total assets	$27,951	$38,225

LIABILITIES
Current
Accounts payable	$77	$600
Accrued liabilities	1,160	1,457
Current portion of deferred revenue	18	18

Total current liabilities	1,255	2,075
Notes payable	199	199
Deferred revenue	136	149
Deferred rent	342	295
Warrant liability	5,072	10,059
Class UA preferred stock, 12,500 shares authorized, issued and outstanding	30	30

Total liabilities	7,034	12,807

Contingencies, commitments, and guarantees (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,753,405 shares issued and outstanding	345,836	345,836
Additional paid-in capital	16,896	16,285
Accumulated deficit	(336,749)	(331,637)
Accumulated other comprehensive loss	(5,066)	(5,066)

	20,917	25,418

	$27,951	$38,225

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30
	2010	2009	2010	2009
Revenue
Licensing revenue from collaborative and licensing agreements	$4	$4	$9	$8
Licensing, royalties, and other revenue	—	27	—	27

Total revenue	4	31	9	35

Operating expenses
Research and development	2,768	1,995	5,287	2,675
General and administrative	1,833	1,745	4,640	3,496
Depreciation	121	67	233	132

Total operating expenses	4,722	3,807	10,160	6,303

Loss from operations	(4,718)	(3,776)	(10,151)	(6,268)

Other (income) loss
Investment and other, net	(12)	54	(52)	34
Change in fair value of warrant liability	(366)	2,502	(4,987)	2,502

Total other (income) loss	(378)	2,556	(5,039)	2,536

Net loss	$(4,340)	$(6,332)	$(5,112)	$(8,804)

Basic and diluted loss per share	$(0.17)	$(0.30)	$(0.20)	$(0.43)

Weighted average number of common shares outstanding	25,753,405	20,984,352	25,753,405	20,242,514

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2009	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)
Stock-based compensation expense	—	—	1,266	—	—
Issuance of common stock	6,159,553	20,050	—	—	—
Warrant exercises	91,500	668	—	—	—
Net loss	—	—	—	(17,219)	—
Conversion of restricted share units	9,920	75	(75)	—	—

Balance at December 31, 2009	25,753,405	$345,836	$16,285	$(331,637)	$(5,066)
Stock-based compensation expense	—	—	611	—	—
Net loss	—	—	—	(5,112)	—

Balance at June 30, 2010	25,753,405	$345,836	$16,896	$(336,749)	$(5,066)

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating
Net loss	$(5,112)	$(8,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233	132
Stock-based compensation expense	611	746
Recognition of unearned revenue	(13)	(8)
Deferred rent	47	55
Partial forgiveness of employee loan	35	—
Loss on disposal of plant and equipment	—	5
Change in fair value of warrant liability	(4,987)	2,502
Net change in assets and liabilities:
Accounts receivable	(21)	189
Government grant receivable	—	32
Prepaid expenses	(220)	95
Accounts payable	(610)	125
Accrued liabilities	(297)	(1,566)
Long-term deposits	64	—

Net cash used in operating activities	(10,270)	(6,497)

Investing
Purchase of short-term investments	(12,157)	—
Redemption of short-term investments	6,122	—
Purchase of plant and equipment	(155)	(71)

Net cash used in investing activities	(6,190)	(71)

Financing
Proceeds on issuance of common stock and warrants, net	—	10,108

Net cash provided by financing activities	—	10,108

Increase (decrease) in cash and cash equivalents	(16,460)	3,540
Cash and cash equivalents, beginning of period	18,974	19,166

Cash and cash equivalents, end of period	$2,514	$22,706

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
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
     Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and six months ended June 30, 2010 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 filed with the Company’s Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (“SEC”).
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
     There were no other new accounting pronouncements issued during the first six months of 2010 that had a material impact on the Company’s financial position, operating results or disclosures.
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

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2010 and December 30, 2009 ( in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (asset)	$—	$—	$—	$—	$8,039	$—	$—	$8,039
Certificates of deposits (asset)	—	20,339	—	20,339	—	14,244	—	14,244
Warrants (liability)	—	—	5,072	5,072	—	—	10,059	10,059
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
     There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2010. The change in fair value of warrants in the amount of $0.4 million and $5.0 million, respectively, for the three and six months ended June 30, 2010 classified in Level 3 is recognized in the condensed consolidated statements of operations.
5. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net loss (in thousands)	$4,340	$6,332	$5,112	$8,804
Denominator:
Weighted average shares outstanding used to compute earnings per share — basic	25,753,405	20,984,352	25,753,405	20,242,514
Effective of dilutive options and RSU’s	—	—	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share — diluted	25,753,405	20,984,352	25,753,405	20,242,514
     Shares potentially issuable upon the exercise or conversion of the following securities outstanding as of the dates indicated below have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive:

	As of June 30,
	2010	2009
Director and employee stock options	1,876,766	1,267,599
Non-employee director restricted share units	226,696	165,261
Warrants	3,838,918	3,704,394
6. WARRANTS
     Due to certain adjustments that may be made to the terms of the warrants issued in May 2009, if the Company issues or sells shares below the exercise price and the potential cash settlement upon the occurrence of a fundamental transaction as defined in the warrant agreement related to the warrants, the warrants have been classified as a liability as opposed to equity in accordance with ASC Topic 815, Derivatives and Hedging. The estimated fair value of these warrants is determined on the balance sheet date and recorded in the consolidated balance sheet at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and the fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs:

	Three months ended
	June 30,
	2010	2009
Exercise price	$3.92	$3.92
Market value of stock at end of period	$3.31	$2.57
Expected dividend rate	0%	0%
Expected volatility	80%	89%
Risk-free interest rate	1.4%	2.3%
Expected life in years	3.9	5.0
Shares underlying warrants outstanding classified as liabilities	2,817,744	2,909,244
Shares underlying warrants outstanding classified as equity	1,021,174	795,150
     All warrants issued by the Company other than the warrants issued in May 2009 are classified as equity.
     The changes in fair value of the warrant liability during the three and six month period ended June 30, 2010 were as follows (in thousands):

Warrant liability as of January 1, 2010	$10,059
Balance as of March 31, 2010	5,438

Change in fair value for the three months ended March 31, 2010	$(4,621)

Warrant liability as of April 1, 2010	$5,438
Balance as of June 30, 2010	5,072

Change in fair value for the three months ended June 30, 2010	$(366)

7. STOCK-BASED COMPENSATION
     Share Option Plan
     The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under such plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of June 30, 2010, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 2,575,340. As of June 30, 2010, 698,574 shares of common stock remained available for future grant under the Share Option Plan.
     The Company granted options to purchase 42,500 and 2,000 shares during the three months ended June 30, 2010 and 2009, respectively, and 42,500 and 178,000 shares during the six months ended June 30, 2010 and 2009, respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average grant-date fair value for stock options granted	$2.80	$2.05	$2.80	$0.88
Expected dividend rate	0%	0%	0%	0%
Expected volatility	90.61%	97.8%	90.61%	98.64%
Risk-free interest rate	2.60%	3.14%	2.60%	2.27%
Expected life of options in years	6	6	6	6
Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of our common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee on during each offering period is 15,000 shares of our common stock. For the three and six months ended June 30, 2010 expense related to this plan was not material.

  Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors, which was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant is to be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. As of June 30, 2010, the maximum number of shares of common stock of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of June 30, 2010, 220,341 shares of common stock remain available for future grants of restricted stock units under the RSU Plan.
     The Company granted 40,430 and 8,304 restricted share units with a fair value of $150,000 and $22,000 during the three months ended June 30, 2010 and 2009, respectively, and 40,430 and 85,712 restricted share units with a fair value of $150,000 and $106,000 during the six months ended June 30, 2010 and 2009, respectively.
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
  Guarantees
     The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the Company’s agreements with them.
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
9. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, accounts receivable and notes receivable that will result in future cash receipts, as well as accounts payable and accrued liabilities, notes payable, Class UA preferred stock and warrants that require or may require future cash outlays.

  Foreign Exchange Risk
     Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company disposed of its Canadian operations in 2008, expenditures have been incurred primarily in U.S. dollars. The Company does not utilize derivative instruments.
     As of June 30, 2010, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents.
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
10. SUBSEQUENT EVENTS
  Committed equity financing facility
     On July 6, 2010, the Company secured a committed equity financing facility under which it may sell up to $20 million of its shares of common stock to Small Cap Biotech Value, Ltd. (the “investor”) over a 24-month period. The Company is not obligated to use the facility and remains free to enter into and consummate other equity and debt financing transactions.
     The Company will determine, at its sole discretion, the timing, dollar amount and floor price per share for any draw under this facility, subject to certain limitations. When and if the Company elects to use the facility, the number and price of shares sold in each draw will be determined by a contractual formula and the investor will purchase shares at a pre-negotiated discount to the volume weighted average price of the Company’s common stock over a multi-day pricing period. The actual amount of funds that can be raised under this facility will be dependent on the number of shares actually sold under the agreement and the market value of the Company’s common stock during the pricing period of each sale. The Company may not issue more than 5,150,680 shares in connection with the facility (including the shares issuable to the investor as consideration for its commitment to enter into the committed equity financing facility).
     In addition, as consideration for the investor’s commitment to purchase shares under the facility, the Company agreed to issue to the investor 59,921 of its shares of common stock. The issuance of these securities is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements include, but are not limited to, the following: our expectations regarding future expenses and our ability to effectively manage them; clinical and pre-clinical development activities, including our plans for the pre-clinical development of ONT-10 in 2010 and our decision to initiate one or more Phase 2 trials for PX-866 in 2010; our expectations regarding the timing and results of the Phase 3 trials for Stimuvax; the outcome of the suspension of the clinical trials of Stimuvax; our ability to secure collaboration arrangements with pharmaceutical companies to complete the development and commercialization of our product candidates; our ability to obtain suitable financing to support our operations, clinical trials and commercialization of our products; and the use and adequacy of cash resources. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. In March 2010, the U.S. Federal Drug Administration, or FDA, imposed a clinical hold on Stimuvax trials in NSCLC and breast cancer; however, in June 2010, the FDA lifted the clinical hold on clinical trials in NSCLC, and pending approval of local regulatory authorities and ethics committees, Merck plans to resume the worldwide clinical development program for Stimuvax. The clinical hold on the Stimuvax trial in breast cancer remains in effect and in July 2010 Merck KGaA announced that it will discontinue the Phase 3 trial in breast cancer. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProIX Pharmaceuticals Corporation, or ProIX. We are currently focusing our internal development efforts on PX-866, for which we currently plan to initiate one or more Phase 2 trials in 2010. As of the date of this report, we have not licensed any rights to PX-866 to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.
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
     Any adverse clinical results relating to Stimuvax or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. Our small molecule compounds are much earlier in the development stage than Stimuvax, and we do not expect to realize any revenues associated with the commercialization of the compounds for the foreseeable future.
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
     With the exception of the year ended 2008, we have incurred substantial losses since our inception. As of June 30, 2010, our accumulated deficit totaled $336.7 million. We incurred a net loss of $5.1 million for the six months ended June 30, 2010 compared to a net loss of $8.8 million for the same period in 2009. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed financings in May 2009, in which we raised approximately $11.0 million in gross proceeds, and in August 2009, in which we raised approximately $15.0 million in gross proceeds, from the sale of our common stock and the issuance of warrants.
     On July 6, 2010, we secured a committed equity financing facility under which we may sell up to $20 million of our shares of common stock to Small Cap Biotech Value, Ltd. which we refer to as the investor, over a 24-month period. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions.
     We will determine, at our sole discretion, the timing, dollar amount and floor price per share for any draw under this facility, subject to certain limitations. When and if we elect to use the facility, the number and price of shares sold in each draw will be determined by a contractual formula and the investor will purchase shares at a pre-negotiated discount to the volume weighted average price of our common stock over a multi-day pricing period. The actual amount of funds that can be raised under this facility will be dependent on the number of shares actually sold under the agreement and the market value of our common stock during the pricing period of each sale. We may not issue more than 5,150,680 shares in connection with the facility (including the shares issuable to the investor as consideration for its commitment to enter into the committed equity financing facility).
     In addition, as consideration for the investor’s commitment to purchase shares under the facility, we agreed to issue to the investor 59,921 shares of our common stock. The issuance of these securities is exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D of the Securities Act.
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
     Change in Fair Value of Warrant Liability. Warrants issued in connection with our securities offering in May of 2009 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 6—Warrants” of the unaudited condensed consolidated financial statements included elsewhere in report.
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
     Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on May 6, 2010. There have been no material changes in our critical accounting policies and judgments since that date.
Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and June 30, 2009
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

  Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions, except per		(In millions, except per
	share amounts)		share amounts)
Expenses	$4.7	$3.8	$10.2	$6.3
Net loss	$4.3	$6.3	$5.1	$8.8
Basic and diluted loss per share	$0.17	$0.30	$0.20	$0.43
     As discussed in more detail below, the decrease in our net loss for the three and six months ended June 30, 2010 compared to the prior year periods was primarily attributable to a decrease in expense related to the change in fair value of warrant liability partially offset by increases in research and development and general and administrative expenses.
  Research and Development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Research and development	$2.8	$2.0	$5.3	$2.7
     Research and development expenses increased by $0.8 million, or 40%, for the three months ended June 30, 2010 compared to the prior year period, principally due to higher employee related expense of $0.4 million, costs for lab supplies and services of $0.2 million and preclinical development by $0.6 million. Such increases were offset in part by declines in manufacturing development expenses of $0.3 million and clinical trial costs of $0.1 million. Employee-related costs have increased as a result of planned increases of headcount in clinical and development staff from 13 to 19 from June 30, 2009 to June 30, 2010.
     Research and development expenses increased by $2.6 million, or 96%, for the six months ended June 30, 2010 compared to the prior year period, due to increases in preclinical development expenses of $0.9 million, employee-related compensation costs of $0.7 million, manufacturing development expenses of $0.3 million, lab supplies of $0.2 million, other expenses of $0.2 million and a reduction in government grants of $0.4 million. Such increases were offset in part by a decrease of $0.1 million of clinical trial costs.
     The increase in costs for lab supplies and services was attributable to the higher headcount. Preclinical and manufacturing development expenses increased due to increased activity on ONT-10 and PX-866 compared to the prior year period. We expect our research and development costs to remain at the current levels for the balance of the year.
  General and Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
General and administrative	$1.8	$1.7	$4.6	$3.5
     The $0.1 million, or 5.9%, increase in general and administrative expense for the three month period ended June 30, 2010 relative to the comparable prior year period was attributable to insurance and other expenses of $0.2 million and board compensation arising from the timing of RSU grants of $0.1 million. Such increase was offset in part by decreases in employee-related costs of $0.1 million and facility allocation of $0.1 million. The decrease in employee-related costs are related to a decrease in stock option expense in the current quarter as previously issued options were fully vested and expensed. Facility overhead decreased in the current quarter as more overhead was allocated to research and development following the laboratory build out.
     The $1.1 million increase in general and administrative expense for the six month period ended June 30, 2010 relative to the comparable prior year period was attributable to higher professional fees incurred in the current year to respond to an SEC inquiry into our policy for accounting for our arrangement with Merck KGaA and for the tax monetization transaction of $0.9 million and $0.6 million respectively, and other expenses of $0.2 million. Such increase was offset in part by decreases in employee-related costs of $0.4 million and facilities-related costs of $0.2 million.

     We expect general and administration expense to be lower than the current levels for the balance of the year.
  Change in Fair Value of Warrant Liability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Change in fair value of warrant liability	$(0.4)	$2.5	$(5.0)	$2.5
     The $2.9 million and $7.5 million decreases in change in fair value of warrant liability for the three and six month periods ended June 30, 2010, respectively, relative to the comparable prior year periods was attributable principally to the decrease in the price of our common stock.
Liquidity and Capital Resources
  Cash, Cash Equivalents, Short-term Investments and Working Capital
     As of June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $2.5 million and short-term investments of $20.3 million. Our cash equivalents consists certificates of deposits insured by the Federal Deposit Insurance Corporation with an initial maturity of less than 90 days. Our short-term investments are invested in certificates of deposits insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations.
     Our cash and cash equivalents and short term investments were $22.8 million as of June 30, 2010 compared to $33.2 million as of December 31, 2009. The decrease of $10.4 million, or 31.3%, from December 31, 2009 to June 30, 2010, reflects net operating expenditures during the period.
     As of June 30, 2010, our working capital (defined as current assets less current liabilities) was $22.2 million compared to $31.5 million as of December 31, 2009, a decrease of $9.3 million, or 29.5%. The decrease in working capital was primarily attributable to a $16.5 million decrease in cash and cash equivalents. Such decrease was offset in part by a $1.1 million increase in net change of assets and liabilities and a $6.0 million increase in short-term investments.
     On July 6, 2010, we secured a committed equity financing facility under which we may sell up to $20 million of shares of our common stock to Small Cap Biotech Value, Ltd., which we refer to as the investor, over a 24-month period. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions.
     We will determine, at our sole discretion, the timing, dollar amount and floor price per share for any draw under this facility, subject to certain limitations. When and if we elect to use the facility, the number and price of shares sold in each draw will be determined by a contractual formula and the investor will purchase shares at a pre-negotiated discount to the volume weighted average price of our common stock over a multi-day pricing period. The actual amount of funds that can be raised under this facility will be dependent on the number of shares actually sold under the agreement and the market value of our common stock during the pricing period of each sale. We may not issue more than 5,150,680 shares in connection with the facility (including the shares issuable to the investor as consideration for its commitment to enter into the committed equity financing facility).
     We believe that our currently available cash and cash equivalents, together with the equity line facility, will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.
  Cash Flows From Operating Activities
     We used $10.3 million of cash in operating activities for the six months ended June 30, 2010, an increase of $3.8 million compared to the prior year period. The increase in cash used in operations is directly attributable to $3.8 million in increased operating expenditures in research and development and general and administrative expense in the current period and the increase in prepaid expenses and receivables of $0.5 million. Such increases were offset in part by increases in accounts payable and accrued expenses of $0.5 million.
  Cash Flows From Investing Activities
     Cash used in investing activities was approximately $6.2 million in the six months ended June 30, 2010, compared to cash used from investing activities of $71,000 for the six months ended June 30, 2009. The increase in cash used for investing activities was attributable primarily to net purchases of short-term investments in the six months ended June 30, 2010.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2010:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases — premises	$4,837	$436	$1,087	$1,182	$2,131
     In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expires on December 17, 2011. In May 2008, we also entered into a lease directly with the landlord of the same facility, which will have a six year term beginning at the expiration of the sublease. The sublease provides for a monthly base rent of $33,324 increasing to $36,354 in 2018. The lease provides for a monthly base rent of $47,715 increasing to $52,259 in 2018.
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
Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2010, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     We had cash, cash equivalents and short-term investments totaling $22.8 million and $33.2 million as of June 30, 2010 and December 31, 2009, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2010 and sustained throughout the period ended June 30, 2010, would result in a decline in investment income of approximately $0.1 million for that same period.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in our Annual Report on Form 10-K in the section captioned “Item 9A — Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other those described below.
     In response to the material weaknesses in our internal controls noted in our Annual Report on Form 10-K, on May 5, 2010, management presented a proposed remediation plan to our audit committee concerning our internal controls over financial reporting, and the audit committee adopted management’s remediation plan. We have begun implementing this plan by retaining a nationally recognized registered public accounting firm as a consultant to support and enhance our internal control over financial reporting and we continue to evaluate the optimal size of our finance organization. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, including increasing the size of our finance organization and fees associated with the consultant we have retained. Any failure on our part to remedy our identified weaknesses or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
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
     In March 2010, we announced that Merck KGaA suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The suspension was a precautionary measure while an investigation of the cause of the adverse event was conducted, but it affected the Phase 3 clinical trials in NSCLC and in breast cancer. In June 2010, we announced that the U.S. Food and Drug Administration, or FDA, lifted the clinical hold it had placed on the Phase 3 clinical trials in non-small cell lung cancer, or NSCLC. Merck KGaA plans to restart treatment and enrollment in these trials when it receives approvals by local regulatory authorities and ethics committees; however, the suspension of the trial in breast cancer remains in effect and Merck KGaA has determined to discontinue the Phase 3 trial in breast cancer. As of the date of this report, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. Additionally, the Phase 3 clinical trials in NSCLC may not resume or may be delayed if the required approvals of local regulatory authorities and ethics committees are not obtained on a timely basis or at all. Another unexpected serious adverse event reaction could cause a similar suspension of clinical trials in the future. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.
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
     Further, since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we are ineligible to utilize a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until at least May 7, 2011. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital or the dilutive impact on the voting and economic interests of our existing stockholders. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.
Our near-term success is highly dependent on the success of our lead product candidate, Stimuvax, and we cannot be certain that it will be successfully developed or receive regulatory approval or be successfully commercialized.
     Until a recent suspension of clinical trials in March 2010, our lead product candidate, Stimuvax, was being evaluated in Phase 3 clinical trials for the treatment of NSCLC and breast cancer. In March 2010, we announced that Merck KGaA had suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. In June 2010, we announced that the FDA lifted the clinical hold it had placed on the Phase 3 clinical trials in NSCLC. Merck KGaA plans to restart treatment and enrollment in these trials when it receives approval from local regulatory authorities and ethics committees; however, the suspension of trials in breast cancer remains in effect and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. We cannot assure you when or whether the NSCLC trials will be resumed. Stimuvax will require the successful completion of these trials and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. In addition, Merck KGaA has the right to terminate the 2008 license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of Stimuvax that would materially and adversely affect Stimuvax’s medical, economic or competitive viability. Clinical trials involving the number of sites and patients required for FDA approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, or if Merck were to terminate the 2008 license Agreement, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

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
     To date, the FDA has approved for commercial sale in the United States only one active vaccine designed to stimulate an immune response against cancer. Consequently, there is limited precedent for the successful development or commercialization of products based on our technologies in this area.
We have a history of net losses, we anticipate additional losses and we may never become profitable.
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2010, our accumulated deficit was approximately $336.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
There is no assurance that we will be granted regulatory approval for any of our product candidates.
     Until a recent suspension of clinical trials in March 2010, Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC and breast cancer. We are currently planning to initiate one or more Phase 2 trials in 2010 for PX-866. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
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
     It is possible that none of our product candidates will complete clinical trials in any of the markets in which we and/or our collaborators intend to sell those product candidates. Accordingly, we and/or our collaborators may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition. For example, although the suspension of the clinical development program for Stimuvax in March 2010 has been lifted for trials in NSCLC, it remains in effect for trials in breast cancer and, in any event, may result in a prolonged delay or in the termination of the clinical development program for Stimuvax for. For example, Merck KGaA has announced that it has decided to discontinue the Phase 3 trial in breast cancer. A prolonged delay or termination of the clinical development program would have a material adverse impact on our business and financial condition.
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
     Regulatory agencies may require us, any of our collaborators or Merck KGaA to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. For example, in March 2010, Merck KGaA suspended the clinical development program for Stimuvax in both NSCLC and breast cancer as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. Although the clinical hold placed on Stimuvax clinical trials in NSCLC has been lifted, the suspension of clinical trials in breast cancer remains in effect and Merck KGaA has announced that it has decided to discontinue the Phase 3 trial in breast cancer. In addition, we, any of our collaborators or Merck KGaA may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we, any of our collaborators or Merck KGaA can commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated costs or delays in such clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.
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
     As of June 30, 2010, we owned approximately 13 U.S. patents and 17 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 13 U.S. patents and six U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
     Stimuvax. Two products have been approved in the U.S. for treatment of advanced NSCLC, including Stage III NSCLC, which is one of the indications for which Stimuvax is being developed. These products are Tarceva (erlotinib), a targeted small molecule from Genentech BioOncology, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. Stimuvax has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3, and Transgene’s TG-4010 in Phase 2.
     Small Molecule Products. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer and Calistoga (Phase 1). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.
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
     In March 2010, we announced that we would restate our financial statements as of and for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K and our condensed financial statements for the interim periods ended March 31, June 30 and September 30, 2009 contained in our Quarterly Reports on Form 10-Q to correct our failure to make all of the appropriate disclosures required by the Financial Accounting Standards Board’s Accounting Standards Codification 250, Accounting Changes and Error Corrections, with respect to a change in our revenue recognition policy regarding the accounting for our arrangement with Merck KGaA, and to correct for certain other errors. For additional information, see “Note 2 — Restatement — 2008 Change in Accounting Policy Not Previously Reported and Other Error Corrections” of the audited financial statements appearing in Part II Item 8 Financial Statements and Supplementary Data included in our Annual Report on Form 10-K for the year ended December 31, 2009. In connection with the preparation of that Annual Report, we identified certain material weaknesses in our internal control over financial reporting. Specifically, the material weaknesses related to (i) a lack of adequately designed controls to ensure appropriate accounting for and disclosure of complex transactions under U.S. GAAP and (ii) a lack of adequately designed and implemented risk assessment processes to identify complex transactions requiring specialized knowledge in the application of U.S. GAAP.
     We may become the subject of private or government actions regarding the restatement in our Annual Report on Form 10-K in the future. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any litigation will result in significant expenditures and the diversion of our management’s time and attention from the operation of our business, which could impede our business.

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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified certain material weaknesses in our internal controls that are described in greater detail in “Part II — Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 10 — Share Capital — Authorized Shares — Class UA preferred stock” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For this purpose, “net profits. means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”

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
     Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we received a letter from The NASDAQ Stock Market informing us that we are not in compliance with continued listing requirements. Although we believe the filing of our Annual Report for the year ended December 31, 2009 allowed us to regain full compliance with SEC reporting requirements and The NASDAQ Stock Market continued listing requirements, we have in the past and could in the future be unable to meet The NASDAQ Global Market continued listing requirements. For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) (recodified as Marketplace Rule 5450(b)) that specifies, among other things, that the market value of our common stock be at least $50 million or that or stockholders’ equity was at least $10 million. Although we regained compliance with the stockholders’ equity standard, we have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.
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
We expect that we will seek to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution and could trigger anti-dilution provisions in outstanding warrants.
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

     Subject to certain exceptions, the warrants we issued in our May 2009 financing contain price-based anti-dilution provisions. If we issue shares of common stock at a price less than the original exercise price of these warrants, $3.92 per share, the exercise price of such warrants will be reduced on a weighted-average basis. Pursuant to the committed equity line financing facility that we entered into in July 2010, we may, from time to time, issue shares of common stock at a price that triggers such anti-dilution provisions, for example, the shares we issued to secure the commitment of the investor to enter into such facility. In no event will the exercise price of the warrants be less than $3.74 per share.
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
If we sell shares of our common stock under our existing committed equity line financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.
     In July 2010, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $20.0 million of our common stock to Small Cap Biotech Value, Ltd. or “SCBV,” over a 24-month period subject to a maximum of 5,150,680 shares of our common stock, including the 59,921 shares of common stock we issued to SCBV in July 2010 as compensation for their commitment to enter into the financing arrangement. The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. SCBV may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to SCBV in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although SCBV is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.
Our management will have broad discretion over the use of proceeds from the sale of shares to SCBV and may not use such proceeds in ways that increase the value of our stock price.
     We will have broad discretion over the use of proceeds from the sale of shares to SCBV and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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
     Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock. These warrants are classified as a derivative liability pursuant to the ASC Topic 815, Derivatives and Hedging. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 6. Exhibits

Exhibit
Number	Description
10.1	2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 8, 2010).

10.2	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 8, 2010).

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: August 6, 2010	/s/ Shashi K. Karan
Corporate Controller and Corporate Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description
10.1	2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 8, 2010).

10.2	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 8, 2010).

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to Exchange Act Rules 13a-14(a) and 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shashi K. Karan, Corporate Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.