Form 10-Q
period 2010-09-30
Oncothyreon Inc.
filed 2010-11-08
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 001-33882
ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0868560 (I.R.S. Employer Identification Number)

2601 Fourth Ave., Suite 500 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)
(206) 801-2100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 8, 2010 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 30,056,196.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
     In this Quarterly Report on Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$16,482	$18,974
Short-term investments	16,923	14,244
Accounts receivable	62	41
Note receivable from employee	152	36
Prepaid expenses and other assets	698	233

Total current assets	34,317	33,528
Plant and equipment, net	1,988	2,076
Note receivable from employee	—	150
Long-term deposits	290	354
Goodwill	2,117	2,117

Total assets	$38,712	$38,225

LIABILITIES
Current
Accounts payable	$666	$600
Accrued liabilities	1,284	1,457
Current portion of deferred revenue	18	18

Total current liabilities	1,968	2,075
Notes payable	199	199
Deferred revenue	132	149
Deferred rent	365	295
Warrant liability	11,285	10,059
Class UA preferred stock, 12,500 shares authorized, issued and outstanding	30	30

Total liabilities	13,979	12,807

Contingencies, commitments, and guarantees (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,056,196 and 25,753,405 shares issued and outstanding	353,727	345,836
Additional paid-in capital	17,173	16,285
Accumulated deficit	(341,101)	(331,637)
Accumulated other comprehensive loss	(5,066)	(5,066)

Total stockholder’s equity	24,733	25,418

Total liabilities and stockholder’s equity	$38,712	$38,225

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2010	2009	2010	2009
Revenue
Licensing revenue from collaborative and licensing agreements	$4	$4	$13	$12
Licensing, royalties, and other revenue	—	—	—	27

Total revenue	4	4	13	39

Operating expenses
Research and development	2,589	1,320	7,876	3,995
General and administrative	1,639	1,377	6,279	4,873
Depreciation	117	67	350	199

Total operating expenses	4,345	2,764	14,505	9,067

Loss from operations	(4,341)	(2,760)	(14,492)	(9,028)

Other (income) loss
Investment and other, net	(48)	(16)	(100)	17
Change in fair value of warrant liability	259	3,201	(4,728)	5,703

Total other (income) loss	211	3,185	(4,828)	5,720

Loss before income taxes	(4,552)	(5,945)	(9,664)	(14,748)

Income tax:
Current benefit	(200)	—	(200)	—

Net loss	$(4,352)	$(5,945)	$(9,464)	$(14,748)

Basic and diluted loss per share	$(0.17)	$(0.24)	$(0.37)	$(0.68)

Weighted average number of common shares outstanding	25,948,423	24,713,794	25,819,126	21,749,318

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2009	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)
Stock-based compensation expense	—	—	1,266	—	—
Issuance of common stock	6,159,553	20,050	—	—	—
Warrant exercises	91,500	668	—	—	—
Net loss	—	—	—	(17,219)	—
Conversion of restricted share units	9,920	75	(75)	—	—

Balance at December 31, 2009	25,753,405	$345,836	$16,285	$(331,637)	$(5,066)
Stock-based compensation expense	—	—	888	—	—
Issuance of common stock	4,302,791	7,891	—	—	—
Net loss	—	—	—	(9,464)	—

Balance at September 30, 2010	30,056,196	$353,727	$17,173	$(341,101)	$(5,066)

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating
Net loss	$(9,464)	$(14,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	199
Commitment fee	200	—
Stock-based compensation expense	888	981
Recognition of unearned revenue	(17)	(12)
Deferred rent	70	83
Partial forgiveness of employee loan	35	—
Loss on disposal of plant and equipment	—	5
Change in fair value of warrant liability	(4,728)	5,703
Net change in assets and liabilities:
Accounts receivable	(23)	1,801
Government grant receivable	—	(116)
Prepaid expenses and other assets	(465)	103
Accounts payable	(21)	(87)
Accrued liabilities	(172)	(1,840)
Long-term deposits	64	—

Net cash used in operating activities	(13,283)	(7,928)

Investing
Purchase of short-term investments	(12,157)	—
Redemption of short-term investments	9,478	—
Purchases of plant and equipment	(175)	(462)

Net cash used in investing activities	(2,854)	(462)

Financing
Proceeds on issuance of common stock and warrants, net	13,645	24,204

Net cash provided by financing activities	13,645	24,204

Increase (decrease) in cash and cash equivalents	(2,492)	15,814
Cash and cash equivalents, beginning of period	18,974	19,166

Cash and cash equivalents, end of period	$16,482	$34,980

     See accompanying notes to the unaudited condensed consolidated financial statements.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
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
     Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented have been made. The financial results for the three and nine months ended September 30, 2010 are not necessarily indicative of financial results for the full year. The condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 filed with the Company’s Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (“SEC”).
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers of assets and liabilities between Level 1 and Level 2 fair value hierarchies and the reasons for such transfers, the reasons for any transfers in or out of the Level 3 fair value hierarchy, and disclosure of the policy for determining when transfers between hierarchy levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the Company’s consolidated financial position or results of operations.

     There was no other new accounting pronouncement issued during the nine months ended September 30, 2010 whose adoption had, or is expected to have, a material impact on the Company’s financial position, operating results or disclosures.
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
     The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2010 and December 30, 2009 (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (asset)	$—	$—	$—	$—	$8,039	$—	$—	$8,039
Certificates of deposits (asset)	—	16,923	—	16,923	—	14,244	—	14,244
Warrants (liability)	—	—	11,285	11,285	—	—	10,059	10,059
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
     There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2010. The change in fair value of warrants in the amount of $0.3 million and $4.7 million, respectively, for the three and nine months ended September 30, 2010 classified in Level 3 is recognized in the condensed consolidated statements of operations.
     Level 3 fair values are based on the inputs and valuation technique used to measure fair value. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 7.

5. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net loss (in thousands)	$4,352	$5,945	$9,464	$14,748
Denominator:
Weighted average shares outstanding used to compute earnings per share – basic	25,948,423	24,713,794	25,819,126	21,749,318
Effect of dilutive options and RSU’s	—	—	—	—
Weighted average shares outstanding and dilutive securities used to compute earnings per share – diluted	25,948,423	24,713,794	25,819,126	21,749,318
     Shares potentially issuable upon the exercise or conversion of the following securities outstanding as of the dates indicated below have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive:

	As of September 30,
	2010	2009
Director and employee stock options	1,876,766	1,281,914
Non-employee director restricted share units	226,696	155,341
Warrants	7,156,665	3,930,418
6. EQUITY BASED TRANSACTIONS
  (a) Equity Line Financing
     On July 6, 2010, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Small Cap Biotech Value Fund, Ltd. (“SCBV”) providing for a committed equity line financing facility. The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, SCBV is committed to purchase up to $20.0 million of shares of the Company’s common stock over the 24-month term of the Purchase Agreement under certain specified conditions and limitations, provided that in no event may the Company sell under the Purchase Agreement more than 5,090,759 shares of common stock. Furthermore, in no event may SCBV purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations may not be waived by the parties.
     From time to time over the term of the Purchase Agreement, and in the Company’s sole discretion, the Company may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of the Company’s common stock, based on the price per share over 10 consecutive trading days (the “Draw Down Period”) with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of the Company’s common stock at the time of the draw down (which may not be waived or modified). In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require SCBV to purchase a percentage of the daily trading volume of the

Company’s common stock for each trading day during the Draw Down Period. The Company is allowed to present SCBV with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period.
     Before SCBV is obligated to purchase any shares of the Company’s common stock pursuant to a draw down notice, certain conditions specified in the Purchase Agreement, none of which are in SCBV’s control, must be satisfied. One such condition is that the registration statement registering the resale of any shares issued to SCBV pursuant to the Purchase Agreement (the “Registration Statement”) must be effective under the Securities Act of 1933, as amended. In connection with the execution of the Purchase Agreement, the Company entered into a registration rights agreement with SCBV, pursuant to which the Company agreed to use its commercially reasonable efforts to prepare and file the Registration Statement.
     Once presented with a draw down notice, SCBV is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for the Company’s common stock exceeds a threshold price determined by the Company for such draw down. The per share purchase price for these shares equals the daily volume weighted average price of the Company’s common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 5.00% to 7.00% (which range may not be modified), based on a minimum price the Company specifies. If the daily volume weighted average price of the Company’s common stock falls below the threshold price on any trading day during a Draw Down Period, the Purchase Agreement provides that SCBV will not be required to purchase the pro-rata portion of shares of common stock allocated to that trading day. The obligations of SCBV under the Purchase Agreement to purchase shares of the Company’s common stock may not be transferred to any other party.
     If the Company issues a draw down notice and fails to deliver the shares to SCBV on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay SCBV, in addition to all other remedies available to SCBV under the Purchase Agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period the shares are not delivered, plus accrued interest.
     Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, served as the Company’s placement agent in connection with the financing arrangement contemplated by the Purchase Agreement. The Company agreed to pay Reedland, upon each sale of its common stock to SCBV under the Purchase Agreement, a fee equal to 1.0% of the aggregate dollar amount of common stock purchased by SCBV upon settlement of each such sale.
     In partial consideration for SCBV’s execution and delivery of the Purchase Agreement, the Company issued to SCBV upon the execution and delivery of the Purchase Agreement 59,921 shares of the Company’s common stock (the “Commitment Shares”), which is equal to the sum of $200,000 divided by the volume weighted average price of the Company’s common stock for each trading day during the 10 trading day period ending July 6, 2010. The average price per Commitment Share was approximately $3.34. The Company recorded the fair value of the Commitment Shares issued to SCBV as an expense during the three months ended September 30, 2010.
   (b) Equity Financings
     In May 2009, the Company closed the sale of 3,878,993 units, with each unit consisting of one share of Company common stock and a warrant to purchase 0.75 shares of common stock, at $2.85 per unit for gross proceeds of approximately $11.1 million. 2,909,244 shares of common stock underlay such warrants at the time of issuance; however, due to the adjustment provisions described in Note 7, an aggregate of

2,953,344 shares underlie such warrants as of September 30, 2010, giving effect to exercises of warrants. The exercise price of the warrants is $3.74 per share. The warrants are exercisable at any time prior to May 26, 2014. All of these warrants have been classified as liabilities as discussed in Note 7.
     In August 2009, the Company closed the sale of 2,280,502 units, with each unit consisting of one share of Company common stock and a warrant to purchase 0.30 shares of common stock, at $6.5775 per share for gross proceeds of approximately $15.0 million. The exercise price of the warrants is $6.5775 per share. The warrants are exercisable at any time prior to August 7, 2011.
     In September 2010, the Company closed the sale of 4,242,870 units, with each unit consisting of one share of Company common stock and a warrant to purchase 0.75 shares of common stock, at $3.50 per unit for proceeds of approximately $13.6 million, net of $1.2 million in issuance costs associated with the offering. 3,182,147 shares of common stock underlay such warrants at the time of issuance. The exercise price of the warrants is $4.24 per share. They are exercisable at any time on or after the six-month anniversary of the closing through and including the five year anniversary of the earlier of (i) the date on which the shares of common stock underlying the warrants may be freely resold pursuant to a resale registration statement and (ii) the date on which the shares of common stock underlying the warrants may be sold under Rule 144, promulgated under the Securities Act of 1933, as amended, without any restriction or limitation and without the requirement to be in compliance with Rule 144(c)(1). The warrants have been classified as liabilities as discussed in Note 7.
7. WARRANTS
     The warrants issued in May 2009 and September 2010 have been classified as a liability as opposed to equity, in accordance with ASC Topic 815, Derivatives and Hedging, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants and, in the case of the warrants issued in May 2009, certain adjustments that may be made to the terms of the warrants if the Company issues or sells shares below the exercise price. The September 2010 equity financing triggered such adjustment provisions and, as a result, the aggregate number of shares underlying such unexercised warrants increased 135,600 to 2,953,344 as of September 30, 2010 and the per share exercise price decreased from $3.92 to $3.74. Pursuant to the terms of the warrant agreement, the terms of the warrants issued in May 2009 will not be further adjusted for any future transactions.
     The estimated fair value of outstanding warrants is determined as of the balance sheet date and recorded in the consolidated balance sheet at each financial reporting period. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and the fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants issued in May 2009 and September 2010, respectively:
May 2009 Warrants

	September 30,
	2010	2009
Exercise price	$3.74	$3.92
Market value of stock at end of period	$3.49	$5.21
Expected dividend rate	0%	0%
Expected volatility	78%	74%
Risk-free interest rate	.8%	2.2%
Expected life in years	3.65	4.65
Shares underlying warrants outstanding classified as liabilities	2,953,344	2,909,244

September 2010 Warrants

	September 30,
	2010	2009
Exercise price	$4.24	—
Market value of stock at end of period	$3.49	—
Expected dividend rate	0%	—
Expected volatility	68%	—
Risk-free interest rate	1.3%	—
Expected life in years	5.00	—
Shares underlying warrants outstanding classified as liabilities	3,182,147	—
     All warrants issued by the Company other than the warrants issued in May 2009 and September 2010 are classified as equity. Shares underlying warrants outstanding and classified as equity are 1,021,174 for the periods ended September 30, 2009 and 2010.
     The changes in fair value of warrant liability for the three-month period ended September 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Warrant liability as of July 1	$5,072	$6,720
Increase from September 28, 2010 warrants issued	5,954	—
Warrant liability as of September 30	11,285	9,921

Change in fair value for the three-months ended September 30	$259	$3,201
     The changes in fair value of the warrant liability for the nine-month period ended September 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Warrant liability as of January 1	$10,059	$4,218
Increase from September 28, 2010 warrants issued	5,954	—
Warrant liability as of September 30	11,285	9,921

Change in fair value for the nine-months ended September 30	$(4,728)	$5,703
     A summary of changes to the outstanding warrants as of September 30, 2010 and changes during the nine-month period then ended is presented below.

Outstanding
Warrants as of
Balance, January 1, 2010	3,838,918
Warrants issued	3,317,747
Warrants exercised	—
Warrants expired	—

Balance, September 30, 2010	7,156,665

8. STOCK-BASED COMPENSATION
  Share Option Plan
     The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. Historically, options granted under such plan generally began to vest after one year from the date of the grant, and vest in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of September 30, 2010, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 3,005,619. As of September 30, 2010, 1,128,853 shares of common stock remained available for future grant under the Share Option Plan.
     The Company did not grant any options during the three months ended September 30, 2010, and granted 25,000 options to shares during the three months ended September 30, 2009. The Company granted options to purchase 42,500 and 203,000 shares during the nine months ended September 30, 2010 and 2009, respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average grant-date fair value for stock options granted	$—	$4.93	$2.80	$1.38
Expected dividend rate	—	0%	0%	0%
Expected volatility	—	89.97%	90.61%	97.57%
Risk-free interest rate	—	2.84%	2.60%	2.34%
Expected life of options in years	—	6	6	6
  Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six-month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock.
     The Company uses the Black-Scholes options pricing model to estimate the fair value of share-based awards under the ESPP. Compensation cost for the awards is measured at fair value as of the grant date, and the Company uses a straight-line method to allocate compensation cost over the offering period. For the three and nine months ended September 30, 2010 expense related to this plan was $31,000.

  Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors, which was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant is to be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. As of September 30, 2010, the maximum number of shares of common stock of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of September 30, 2010, 220,341 shares of common stock remain available for future grants of restricted share units under the RSU Plan.
     The Company did not grant any restricted share units during the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Company granted 40,430 and 85,712, restricted share units with a fair value of $150,000 and $106,000, respectively.
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
     As of September 30, 2010, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents.
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

11. NOTES RECEIVABLE FROM EMPLOYEE
     Pursuant to the acquisition of ProlX in 2006, the Company advanced notes of $0.3 million to certain employees of ProlX and a former director of ProlX. The principal amount of the loans, together with interest accrued at the rate of 5.0% per annum to the date of payment, was due and payable on April 28, 2009. As of the year ended December 31, 2009, $0.1 million of principal was repaid and the original due dates for the remaining loans were extended to April 28, 2010 and to April 28, 2011. As of September 30, 2010, a balance of $0.2 million in principal remained outstanding. Interest income related to these loans for the three and nine month periods ended September 30, 2010, was $1,592 and $5,335, respectively, and was recorded in the consolidated statements of operations.
12. SUBSEQUENT EVENTS
     None

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
     Our lead product candidate is Stimuvax, which is a cancer vaccine currently in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. In March 2010, the U.S. Federal Drug Administration, or FDA, imposed a clinical hold on Stimuvax trials in NSCLC and breast cancer. In June 2010, the FDA lifted the clinical hold on the NSCLC clinical trials and Merck has resumed the worldwide clinical development program for Stimuvax in NSCLC. The clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866. We plan to initiate one or more Phase 2 trials in 2010 and on November 3, 2010 we enrolled the first patient in a Phase 1/2 trial of PX-866 in combination with the chemotherapeutic agent docetaxel. As of the date of this report, we have not licensed any rights to PX-866 to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.
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
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of drug substance material for human clinical studies. We expect expenditures associated with these activities to increase in future years as we continue the development of our small molecule product candidates.
     With the exception of the year ended 2008, we have incurred substantial losses since our inception. As of September 30, 2010, our accumulated deficit totaled $341.1 million. We incurred a net loss of $9.5 million for the nine months ended September 30, 2010 compared to a net loss of $14.7 million for the same period in 2009. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed financings in May 2009, August 2009 and September 2010 in which we raised approximately $11.0 million, $15.0 million and, $14.9 million, respectively, in gross proceeds from the sale of our common stock and the issuance of warrants.
     On July 6, 2010, we secured a committed equity financing facility under which we may sell up to $20 million of our shares of common stock to Small Cap Biotech Value, Ltd. which we refer to as the investor, over a 24-month period. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions.
     We will determine, at our sole discretion, the timing, dollar amount and floor price per share for any draw under this facility, subject to certain limitations. When and if we elect to use the facility, the number and price of shares sold in each draw will be determined by a contractual formula and the investor will purchase shares at a pre-negotiated discount to the volume weighted average price of our common stock over a multi-day pricing period. The actual amount of funds that can be raised under this facility will be dependent on the number of shares actually sold under the agreement and the market value of our common stock during the pricing period of each sale. We may not issue more than 5,150,680 shares in connection with the facility (including the shares issued to the investor as consideration for its commitment to enter into the committed equity financing facility).
     As consideration for the investor’s commitment to purchase shares under the facility, we issued to the investor 59,921 shares of our common stock.
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
     If we have continuing obligations under a collaborative agreement and the deliverables within the collaboration cannot be separated into their own respective units of accounting, we utilize a multiple attribution model for revenue recognition as the revenue related to each deliverable within the arrangement should be recognized upon the culmination of the separate earnings processes and in such a manner that the accounting matches the economic substance of the deliverables included in the unit of accounting. As such, (1) up-front cash payments are recorded as deferred revenue and recognized as revenue ratably over the period of performance under the applicable agreement and (2) contingent payments are recorded as deferred revenue when all the criteria for revenue recognition are met and recognized as revenue ratably over the estimated period of our ongoing obligations. Royalties based on reported sales of licensed products, if any, are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectability is reasonably assured.
     Licensing, Royalties, and Other Revenue. Licensing, royalties, and other revenue consists of sales of compounds and processes from patented technologies to third parties and royalties received pursuant to collaborative agreements and license agreements. Royalties based on reported sales, if any, of licensed products are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectability is reasonably assured.
     If we have no continuing obligations under a license agreement, or a license deliverable qualifies as a separate unit of accounting included in a collaborative arrangement, license payments that are allocated to the license deliverable are recognized as revenue upon commencement of the license term and contingent payments are recognized as revenue upon the occurrence of the events or contingencies provided for in such agreement, assuming collectability is reasonably assured.
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
     As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration and completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization and sale of any product candidate. The timeframe for development of any product candidate, associated development costs, and the probability of regulatory and commercial success vary widely. As a result, we continually evaluate our product candidates and make determinations as to which programs to pursue and how much funding to direct to specific candidates. These determinations are typically made based on consideration of numerous factors, including our evaluation of scientific and clinical trial data and an ongoing assessment of the product candidate’s commercial prospects. We anticipate that we will continue to develop our portfolio of product candidates, which will increase our research and development expense in future periods. We do not expect any of our current candidates to be commercially available before 2013, if at all.
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
     Depreciation. Depreciation expense consists of depreciation of the cost of equipment such as scientific, office, manufacturing and computer equipment as well as depreciation of leasehold improvements.
     Investment and Other Income. Investment and other (income) expense consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments consist of certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.
     Change in Fair Value of Warrant Liability. Warrants issued in connection with our securities offerings in May of 2009 and September 2010 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 7—Warrants” of the unaudited condensed consolidated financial statements included elsewhere in report.
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
Results of Operations for the Three and Nine Month Periods Ended September 30, 2010 and September 30, 2009
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
  Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except per		(In millions, except per
	share amounts)		share amounts)
Expenses	$4.3	$2.8	$14.5	$9.1
Net loss	$(4.4)	$(5.9)	$(9.5)	$(14.7)
Basic and diluted loss per share	$(0.17)	$(0.24)	$(0.37)	$(0.68)
     As discussed in more detail below, the decrease in our net loss for the three and nine months ended September 30, 2010 compared to the prior year periods was primarily attributable to a decrease in expense related to the change in fair value of warrant liability partially offset by increases in research and development and general and administrative expenses.
  Research and Development

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Research and development	$2.6	$1.3	$7.9	$4.0
     Research and development expenses increased by $1.3 million, or 100%, for the three months ended September 30, 2010 compared to the prior year period, principally due to higher employee related expense of $0.3 million and costs for lab and development services of $0.5 million and a $0.4 million reduction of government grants. Such increases were partially offset by reductions in consulting services of $0.1 million. Employee-related costs have increased as a result of planned increases of headcount in clinical and development staff from 15 to 19 from September 30, 2009 to September 30, 2010.
     Research and development expenses increased by $3.9 million, or 98%, for the nine months ended September 30, 2010 compared to the prior year period, due to increases in employee related expense of $1.0 million, lab and preclinical development expenses of $1.4 million and manufacturing development expenses of $0.6 million and a $0.8 million reduction in government grants.
     The increase in costs for lab supplies and services was attributable to the higher headcount. Preclinical and manufacturing development expenses increased due to increased activity on ONT-10 and PX-866 compared to the prior year period. We expect our periodic research and development costs to remain at the current levels for the balance of the year.

  General and Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
General and administrative	$1.6	$1.4	$6.3	$4.9
     The $0.2 million, or 14%, increase in general and administrative expense for the three month period ended September 30, 2010 relative to the comparable prior year period was attributable to insurance and other expenses of $0.1 million and legal fees and other costs associated with the execution of the equity line financing of $0.3 million. The increases were offset by lower facility related and other costs of $0.2 million.
     The $1.4 million, or 29%, increase in general and administrative expense for the nine month period ended September 30, 2010 relative to the comparable prior year period was attributable to higher professional fees incurred in the current year to respond to an SEC inquiry into our policy for accounting for our arrangement with Merck KGaA and for the tax monetization transaction of $1.6 million, director and officer fees partially due to the addition of a new director to our board of directors of $0.1 million, and increased directors and officer insurance and other expense of $0.3 million. Such increase was offset in part by decreases in employee-related costs of $0.5 million due to stock options that were fully vested in 2009 and lower facility related and other costs of $0.1 million.
     We expect our periodic general and administration expense to remain at current levels for the balance of the year.
  Change in Fair Value of Warrant Liability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Change in fair value of warrant liability	$0.3	$3.2	$(4.7)	$5.7
     The fair value of the warrant liability for the three and nine month periods ended September 30, 2010 increased $0.3 million and decreased $4.7 million relative to the warrant liability value as of June 30, 2010 and January 1, 2010, respectively. For the three months ending September 30, 2010 the increase was attributable principally to new warrants issued as a result of the warrant adjustment terms included in the May 2009 warrant agreements. For the nine months ending September 30, 2010, the decrease was attributable principally to the decrease in the price of our common stock.
Liquidity and Capital Resources
  Cash, Cash Equivalents, Short-term Investments and Working Capital
     As of September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $33.4 million. Our cash equivalents consist of certificates of deposits insured by the Federal Deposit Insurance Corporation with an initial maturity of less than 90 days. Our short-term investments are invested in certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our losses from operations. On September 28, 2010 we raised net proceeds of $13.6 million, net of $1.2 million in issuance costs, from the sale of 4,242,870 shares of our common stock and warrants to purchase 3,182,147 shares of our common stock.
     Our cash and cash equivalents and short-term investments were $33.4 million as of September 30, 2010 compared to $33.2 million as of December 31, 2009, an increase of $.2 million.
     As of September 30, 2010, our working capital (defined as current assets less current liabilities) was $32.3 million compared to $31.5 million as of December 31, 2009, an increase of $0.8 million, or 2.5%. The increase in working capital was primarily attributable to a $2.7 million increase in short-term investments and a $0.7 million net change of assets and liabilities. Such increase was offset in part by a $2.5 million decrease in cash and cash equivalents.
     On July 6, 2010, we secured a committed equity financing facility under which we may sell up to $20 million of shares of our common stock to Small Cap Biotech Value, Ltd., or SCBV, over a 24-month period. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions.
     We will determine, at our sole discretion, the timing, dollar amount and floor price per share for any draw under this facility, subject to certain limitations. When and if we elect to use the facility, the number and price of shares sold in each draw will be determined by a contractual formula and SCBV will purchase shares at a pre-negotiated discount to the volume weighted average price of our common stock over a multi-day pricing period. The actual amount of funds that can be raised under this facility will be dependent on the number of shares actually sold under the agreement and the market value of our common stock during the pricing period of each sale. We may not issue more than 5,150,680 shares in connection with the facility (including the shares issued to the investor as consideration for its commitment to enter into the committed equity financing facility.) Costs incurred to enter into this facility were expensed as incurred. During the three months ended September 30, 2010, we recognized $200,000 of expense representing the fair value of the 59,921 shares of common stock issued at a volume weighted average price of our common stock for each trading day during the 10 trading day period ending July 6, 2010 of approximately $3.34 per share.
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
  Cash Flows Used In Operating Activities
     We used $13.3 million of cash in operating activities for the nine months ended September 30, 2010, an increase of $5.4 million compared to the prior year period. The increase in cash used in operations is directly attributable to the increased operating expenditures in research and development and general and administrative expenses.

  Cash Flows Used In Investing Activities
     Cash used in investing activities was approximately $2.9 million in the nine months ended September 30, 2010, compared to cash used in investing activities of $0.5 million for the nine months ended September 30, 2009. The increase in cash used for investing activities was attributable primarily to net purchases of short-term investments of $2.7 million in the nine months ended September 30, 2010.
  Cash Flows From Financing Activities
     Cash provided by financing activities for the nine months ended September 30, 2010 consisted of $13.6 million in proceeds, net of issuance costs of $1.2 million, pursuant to the sale of units in the September 2010 equity financing. For the nine months ended September 30, 2009, cash provided by financing activities consisted of net proceeds of $24.2 million received pursuant to the sale of units in our May 2009 and August 2009 equity financings.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2010:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Operating leases	$4,745	$440	$1,130	$1,194	$1,981
     In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expires on December 17, 2011. The sublease provides for a monthly base rent of $33,324 increasing to $36,354 in 2011. In May 2008 we also entered into a lease directly with the landlord of the same facility which will have a six year term beginning at the expiration of the sublease. The lease provides for a monthly base rent of $47,715 increasing to $52,259 in 2018.
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

Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of the date of this report, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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
     There was no other new accounting pronouncement issued during the first nine months of 2010 whose adoption had, or is expected to have, a material impact on our financial position, operating results or disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Interest Rate Sensitivity
     We had cash and cash equivalents and short-term investments totaling $33.4 million and $33.2 million as of September 30, 2010 and December 31, 2009, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2010 and sustained throughout the period ended September 30, 2010, would result in a decline in investment income of approximately $0.3 million for that same period.

Item 4. Controls and Procedures
  Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in our Annual Report on Form 10-K in the section captioned “Item 9A – Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” that remain present.
  Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
     In response to the material weaknesses in our internal controls noted in our Annual Report on Form 10-K, on May 5, 2010, management presented a proposed remediation plan to our audit committee concerning our internal controls over financial reporting, and the audit committee adopted management’s remediation plan. We have begun implementing this plan by retaining a nationally recognized registered public accounting firm as a consultant to support and enhance our internal control over financial reporting and hiring staff to further support effective internal controls. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, including increasing the size of our finance organization and fees associated with the consultant we have retained. Any failure on our part to remedy our identified weaknesses or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
     Subject to oversight by our board of directors, our chief financial officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.
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
     Until a recent suspension of clinical trials in March 2010, our lead product candidate, Stimuvax, was being evaluated in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC, and breast cancer. In March 2010, we announced that Merck KGaA had suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. In June 2010, we announced that the U.S. Federal Drug Administration, or FDA, lifted the clinical hold it had placed on the Phase 3 clinical trials in NSCLC. Merck KGaA has resumed the treatment and enrollment in these trials for Stimuvax in NSCLC. The clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer. Stimuvax will require the successful completion of these trials and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. In addition, Merck KGaA has the right to terminate the 2008 license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of Stimuvax that would materially and adversely affect Stimuvax’s medical, economic or competitive viability. Clinical trials involving the number of sites and patients required for FDA approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, or if Merck were to terminate the 2008 license Agreement, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

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
     In March 2010, we announced that Merck KGaA suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The suspension was a precautionary measure while an investigation of the cause of the adverse event was conducted, but it affected the Phase 3 clinical trials in NSCLC and in breast cancer. In June 2010, we announced that the FDA, lifted the clinical hold it had placed on the Phase 3 clinical trials in NSCLC. Merck KGaA has resumed the treatment and enrollment in these trials for Stimuvax in NSCLC. The clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer.
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
     We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The current financing environment in the United States, particularly for biotechnology companies like us, remains challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:
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
     Further, since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we are ineligible to utilize a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until at least May 7, 2011. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital or the dilutive impact on the voting and economic interests of our existing stockholders, as transactions effected using a registration statement on Form S-3 are simpler and less costly to execute and may be perceived by potential investors as being more attractive than those effected in a different manner. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.
We have a history of net losses, we anticipate additional losses and we may never become profitable.
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2010, our accumulated deficit was approximately $341.1 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.
     Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We are currently planning to initiate one or more Phase 2 trials in 2010 for PX-866. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
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
     Similarly, we rely on a single manufacturer, Fermentek, LTD for the supply of Wortmannin, a key raw ingredient for PX-866. Without the timely support of Fermentek, LTD, our development program for PX-866 could suffer significant delays, require significantly higher spending or face cancellation.
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
     As of September 30, 2010, we owned approximately 16 U.S. patents and 10 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 6 U.S. patents and 4 U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
     Small Molecule Products. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer and Calistoga (Phase 2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.

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
     In June 2010 we retained outside consultants to assist us with designing and implementing an adequate risk assessment process to identify future complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions. In September 2010 we retained personnel with the appropriate technical expertise to assist us in accounting for complex transactions in accordance with U.S. GAAP. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any other material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
If we are required to redeem the shares of our Class UA preferred stock, our financial condition may be adversely affected.
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 10 — Share Capital — Authorized Shares — Class UA preferred stock” of the audited financial statements included in our Annual Report on Form 10 K for the year ended December 31, 2009. For this purpose, “net profits .. . . means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
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
     Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. As a result of our failure to timely file our Annual Report on Form 10 K for the year ended December 31, 2009, we received a letter from The NASDAQ Stock Market informing us that we are not in compliance with continued listing requirements. Although we believe the filing of our Annual Report for the year ended December 31, 2009 allowed us to regain full compliance with SEC reporting requirements and The NASDAQ Stock Market continued listing requirements, we have in the past and could in the future be unable to meet The NASDAQ Global Market continued listing requirements. For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) (recodified as Marketplace Rule 5450(b)) that specifies, among other things, that the market value of our common stock be at least $50 million or that our stockholders’ equity was at least $10 million. Although we regained compliance with the stockholders’ equity standard, we have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.
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
     We expect that we will seek to raise additional capital from time to time in the future. For example, in July 2010, we entered into a common stock purchase agreement with Small Cap Biotech Value, Ltd., or “SCBV,” pursuant to which we may sell to SCBV up to 5,090,759 shares of our common stock over a 24-month period, subject to the satisfaction of certain terms and conditions contained in the common stock purchase agreement. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.
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
     In July 2010, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $20.0 million of our common stock to SCBV over a 24-month period subject to a maximum of 5,150,680 shares of our common stock, including the 59,921 shares of common stock we issued to SCBV in July 2010 as compensation for their commitment to enter into the financing arrangement. The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. SCBV may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to SCBV in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although SCBV is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.
Our management will have broad discretion over the use of proceeds from the sale of securities to the investors in the 2010 private placement and to SCBV and may not use such proceeds in ways that increase the value of our stock price.
     We will have broad discretion over the use of proceeds from the sale of securities to the investors in the 2010 private placement and to SCBV and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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
     Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

•	We have in the past, and we may at any time in the future, issue additional shares of authorized preferred stock.
We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.
     Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock and the issuance by us in September 2010 of warrants to purchase 3,182,147 shares of our common stock. These warrants are accounted for as a derivative financial instrument pursuant to the ASC Topic 815, Derivatives and Hedging, and classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Committed Equity Line Financing Facility
     On July 6, 2010, we entered into a common stock purchase agreement with SCBV providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility. The common stock purchase agreement provides that, upon the terms and subject to the conditions set forth therein, SCBV is committed to purchase up to $20.0 million of shares of our common stock over the 24-month term of the common stock purchase agreement under certain specified conditions and limitations, provided that in no event may we sell more than 5,090,759 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on July 6, 2010, the closing date of the common stock purchase agreement, less the number of shares of common stock we issued to SCBV on the closing date as commitment shares. Furthermore, in no event will SCBV be obligated to purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of our common stock.
     From time to time over the term of the common stock purchase agreement, and in our sole discretion, we may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of our common stock, based on the price per share over 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down (which may not be waived or modified). In addition, in our sole discretion, but subject to certain limitations, we may require SCBV to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present SCBV with up to 24 draw down notices during the term of the common stock purchase agreement, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period.

     Once presented with a draw down notice, SCBV is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 5.00% to 7.00%, based on a minimum price we specify. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, the common stock purchase agreement provides that SCBV will not be required to purchase the pro-rata portion of shares of common stock allocated to that trading day. SCBV’s obligations under the common stock purchase agreement to purchase shares of our common stock may not be transferred to any other party.
     In partial consideration for SCBV’s execution and delivery of the common stock purchase agreement, we issued to SCBV 59,921 shares of our common stock, or the commitment shares, which is equal to the sum of $200,000 divided by the volume weighted average price of our common stock for each trading day during the 10 trading day period ending July 6, 2010. The average price per commitment share was $3.3377. The issuance of the commitment shares, together with all other shares of common stock issuable to SCBV pursuant to the terms of the common stock purchase agreement, is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act.
2010 Private Placement
     On September 23, 2010, we entered into a securities purchase agreement with 17 accredited investors in a private placement transaction, pursuant to which we sold an aggregate of 4,242,870 units, with each unit comprised of one share of common stock and a warrant to purchase 0.75 of a share of common stock, at a purchase price of $3.50 per unit. The exercise price of the warrants is $4.24 per share. They are exercisable at any time on or after the six-month anniversary of the closing through and including the five year anniversary of the earlier of (i) the date on which the shares of common stock underlying the warrants may be freely resold pursuant to a resale registration statement and (ii) the date on which the shares of common stock underlying the warrants may be sold under Rule 144, promulgated under the Securities Act of 1933, as amended, without any restriction or limitation and without the requirement to be in compliance with Rule 144(c)(1). The gross proceeds of such private placement was an aggregate of approximately $14.9 million.
     The shares of our common stock, warrants and the shares of our common stock underlying the warrants offered and sold in the 2010 private placement were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The securities purchase agreement for the 2010 private placement contains representations to support our reasonable belief that the investors that are parties thereto had access to information concerning our operations and financial condition, the investors did not acquire the securities with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are “accredited investors” (as defined by Rule 501 under the Securities Act). We relied upon the representations made by the investors pursuant to the purchase agreement in determining that such exemptions were available.

Item 6. Exhibits

Exhibit
Number	Description
4.1	Registration Rights Agreement, dated as of July 6, 2010, by and between Oncothyreon Inc. and Small Cap Biotech Value, Ltd., a business company incorporated under the laws of the British Virgin Islands (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on July 7, 2010).

4.2	Registration Rights Agreement, dated as of September 28, 2010, by and among Oncothyreon Inc. and the several purchasers signatory thereto. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on September 27, 2010).

10.1	Common Stock Purchase Agreement, dated as of July 6, 2010, by and between Oncothyreon Inc. and Small Cap Biotech Value, Ltd., a business company incorporated under the laws of the British Virgin Islands (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2010).

10.2	Engagement Letter, dated as of July 6, 2010, by and between Oncothyreon Inc. and Reedland Capital Partners, an Institutional Division of Financial West Group (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on July 7, 2010).

10.3	Offer Letter dated August 17, 2010 between Oncothyreon Inc. and Julia M. Eastland (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2010).

10.4	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended. (incorporated by reference from Exhibit 10.49 to the Registration Statement on Form S-1, as amended, filed on October 4, 2010).

10.5	Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 27, 2010).

10.6	Amendment No. 1 to the Securities Purchase Agreement, dated as of September 28, 2010, by and among Oncothyreon Inc. and the purchasers identified on the signature pages to the Securities Purchase Agreement, dated September 23, 2010 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2010).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC. (Registrant)
Date: November 8, 2010	/s/ Julia M. Eastland
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
Number	Description
4.1	Registration Rights Agreement, dated as of July 6, 2010, by and between Oncothyreon Inc. and Small Cap Biotech Value, Ltd., a business company incorporated under the laws of the British Virgin Islands (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on July 7, 2010).

4.2	Registration Rights Agreement, dated as of September 28, 2010, by and among Oncothyreon Inc. and the several purchasers signatory thereto. (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on September 27, 2010).

10.1	Common Stock Purchase Agreement, dated as of July 6, 2010, by and between Oncothyreon Inc. and Small Cap Biotech Value, Ltd., a business company incorporated under the laws of the British Virgin Islands (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2010).

10.2	Engagement Letter, dated as of July 6, 2010, by and between Oncothyreon Inc. and Reedland Capital Partners, an Institutional Division of Financial West Group (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on July 7, 2010).

10.3	Offer Letter dated August 17, 2010 between Oncothyreon Inc. and Julia M. Eastland (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2010).

10.4	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended. (incorporated by reference from Exhibit 10.49 to the Registration Statement on Form S-1, as amended, filed on October 4, 2010).

10.5	Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 27, 2010).

10.6	Amendment No. 1 to the Securities Purchase Agreement, dated as of September 28, 2010, by and among Oncothyreon Inc. and the purchasers identified on the signature pages to the Securities Purchase Agreement, dated September 23, 2010 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2010).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.