Form 10-K
period 2010-12-31
Oncothyreon Inc.
filed 2011-03-14
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-33882

ONCOTHYREON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0868560 (I.R.S. Employer Identification Number)
2601 Fourth Ave, Suite 500 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)

Registrant’s telephone number, including area code:
(206) 801-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $85 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 30,088,628 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ONCOTHYREON INC.
ANNUAL REPORT ON FORM 10 K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

Our lead product candidate, Stimuvax, is being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866, for which we initiated two Phase 1/2 trials in 2010, and plan to initiate two additional Phase 2 trials in the first half of 2011. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.

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

Our Strategy

Our pipeline of product candidates is comprised of cancer vaccines and small molecules. Our cancer vaccines attack cancer cells by stimulating the immune system, while our small molecule product candidates inhibit critical cancer-related pathways. The resulting product pipeline provides us with opportunities to diversify risk, develop new therapies and establish strategic partnerships. This pipeline is the foundation on which we intend to build a valuable oncology franchise and become a leading developer of vaccine and small molecule therapies for cancer. Key elements of our strategy are to:

Advance Our Product Pipeline.  Our primary focus is advancing our pipeline of product candidates: Stimuvax and PX-866, which are in clinical trials, and ONT-10, which is in pre-

clinical development, on our own or with partners. To that end, we are building internal expertise in our development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

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

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage

Stimuvax	Vaccine	Non-small cell lung cancer	Phase 3
PX-866	Small Molecule	To be determined	Phase 2
ONT-10	Vaccine	To be determined	Preclinical

In the table above, under the heading “Development Stage,” “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; and “Preclinical” indicates the program has not yet entered human clinical trials.

Vaccine Products

General

The immunotherapeutic or cancer “vaccine” approach is based on the concept that tumors possess distinct antigens, like the Mucin 1, or MUC1, antigen incorporated in our Stimuvax and ONT-10 vaccines, which should be recognized by the body’s immune system. Immunotherapy is designed to stimulate an individual’s immune system to recognize cancer cells and control the growth and spread of cancers in order to increase the survival of cancer patients.

Stimuvax

Our lead product candidate currently under clinical development is a vaccine we call Stimuvax. Stimuvax incorporates a 25 amino acid sequence of the cancer antigen MUC1, in a liposomal formulation. Stimuvax is designed to induce an immune response to destroy cancer cells that express MUC1, a protein antigen widely expressed on many common cancers, such as lung cancer, breast cancer and colorectal cancer. Stimuvax is thought to work by stimulating the body’s immune system to identify and destroy cancer cells expressing MUC1. Stimuvax is being evaluated in two Phase 3 clinical trials for the treatment of NSCLC.

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

According to a 2010 Global Data report, the NSCLC market was estimated to exceed $4.0 billion. There are currently no therapeutic vaccines approved for the treatment of NSCLC. We believe therapeutic vaccines have the potential to substantially enlarge the NSCLC market, both because of their novel mechanism of action and their expected safety profile. Stimuvax is currently being developed as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy.

Stage I-IIIa NSCLC patients are generally treated with surgery and radiation, while Stage IIIb-IV patients are inoperable and generally treated with chemotherapy, radiation and palliative care. The market is currently driven by the use of several drug classes, namely chemotherapeutic agents (taxanes and cytotoxics) and targeted therapies (Iressa, Nexavar, Sutent, Tarceva and Avastin). There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. Stimuvax has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication.

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

We reported the preliminary results from our Phase 2b trial of Stimuvax in December 2004. The median survival of those patients receiving Stimuvax was 4.4 months longer than those on the control arm who did not receive the vaccine. The overall median survival was 17.4 months for patients who received the vaccine versus 13 months for the patients on the control arm who did not receive the vaccine. The two-year survival rate was 43.2% for the vaccine arm versus 28.9% for the control arm. The two-year survival rate for patients who had locoregional Stage IIIB NSCLC cancer was 60% for the vaccine arm versus 36.7% for the control arm.

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

In April 2006, we announced that the final survival analysis of our Phase 2b trial of Stimuvax in patients with Stages IIIB and IV NSCLC showed that the median survival in the pre-stratified subset of locoregional Stage IIIB patients on the vaccine arm was 30.6 months compared to 13.3 months observed for the same stage patients who did not receive the vaccine, a difference of 17.3 months. These data were obtained through ongoing, regular follow-up of patients enrolled in the trial.

In December 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the Phase 3 trial of Stimuvax for the treatment of NSCLC. The SPA relates to the design of the Phase 3 trial and outlines definitive clinical objectives and data analyses considered necessary to support regulatory approval of Stimuvax however the SPA does not guarantee approval even if the endpoints are successfully reached.

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

In June 2009, Merck KGaA initiated a global Phase 3 trial called STRIDE to assess the efficacy and safety of Stimuvax as a potential therapy for patients with hormone receptor-positive, locally advanced, recurrent or metastatic breast cancer. The trial was anticipated to enroll more than 900 patients at approximately 180 sites in over 30 countries; the primary endpoint was progression-free survival.

In December 2009, Merck KGaA initiated a Phase 3 trial of Stimuvax in Asian patients with advanced NSCLC. The trial, named INSPIRE, is anticipated to enroll approximately 420 patients in China, Hong Kong, South Korea, Singapore and Taiwan.

On March 23, 2010, we announced that Merck suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The exploratory trial was designed to investigate the mechanism of action of Stimuvax and the effect of cyclophosphamide on regulatory T cells which may affect the response to the therapeutic vaccine. The adverse event occurred in a patient receiving a more intensive cyclophosphamide regimen than is utilized in the Phase 3 clinical program for Stimuvax. The patient developed an encephalitis, or inflammation of the brain, of unknown cause, and subsequently died of such condition. This suspension was a precautionary measure while investigation of the cause of this adverse event was conducted. In June 2010, the FDA lifted the clinical hold on the NSCLC trials, but the clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer. The suspension affected the Phase 3 clinical program for Stimuvax, including the trials in NSCLC and in breast cancer. For example, we have been informed that Merck KGaA plans to increase the size of the START trial of Stimuvax® in NSCLC from an estimated number of 1322 to 1476 patients as part of a plan to maintain the statistical power of the trial. This change was agreed in consultation with the U.S. Food and Drug Administration (the “FDA”), and the Special Protocol Agreement (“SPA”) for START has been amended to reflect the change.

ONT-10 Liposome Vaccine Product Candidate

We have developed a completely synthetic MUC1-based liposomal glycolipopeptide cancer vaccine, ONT-10, for potential use in several cancer indications, including breast, thyroid, colon, stomach, pancreas, ovarian and prostate, as well as certain types of lung cancer. The ONT-10 glycolipopeptide combines carbohydrate and peptide determinates in a multi-epitopic vaccine that evokes both cellular and humoral immune responses against major cancer-associated epitopes expressed on adenocarcinomas. ONT-10 is expected to be our first completely synthetic vaccine. ONT-10 includes our proprietary liposomal delivery technology. This product candidate is currently in pre-clinical development, with the goal of completing the studies which will enable us to file an Investigational New Drug application in late 2011.

We currently own all rights to ONT-10. As discussed in the section captioned, “— Our Strategic Collaboration with Merck KGaA,” if we intend to license the development or marketing rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such license rights.

Small Molecule Drugs

General

On October 30, 2006, we acquired ProlX Pharmaceuticals Corporation, or ProlX, of Tucson, Arizona, a privately held biopharmaceutical company focused on the development of novel targeted small molecules for the treatment of cancer. We are currently developing PX-866 which we obtained as a part of the ProlX acquisition. We continue to evaluate new opportunities to acquire or in-license additional small molecule compounds designed to inhibit the activity of specific cancer-related proteins. We believe this approach gives us multiple opportunities for successful clinical development while diversifying risk.

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

We have completed a Phase 1 trial of PX-866 in patients with advanced metastatic cancer which evaluated both an intermittent and a continuous dosing schedule of PX-866. Based on the results we have seen in this open label trial, we have initiated two Phase 1/2 trials of PX-866 in combination with other agents in 2010. The first trial will examine PX-866 in combination with docetaxel (Taxotere®) in patients with either non-small cell lung cancer or locally advanced, recurrent or metastatic squamous cell carcinoma of the head and neck. The second trial will randomize patients to cetuximab (Erbitux®) with or without PX-866 and will include patients with either squamous cell carcinoma of the head and neck or colorectal cancer. We also plan to initiate two Phase 2 trials of PX-866 as a single agent in the first half of 2011, one in patients with glioblastoma and the other in patients with castration-resistant metastatic prostate cancer. These single agent trials will be conducted by the National Cancer Institute of Canada Clinical Trials Group.

PX-478

PX-478 is a small molecule inhibitor of hypoxia inducible factor-1a (HIF-1a), a component of a transcription factor which is an important regulator of the tumor response to hypoxia.

We have completed a Phase 1 trial of PX-478 in patients with advanced metastatic cancer. Based on results from this trial, we have determined not to advance PX-478 into additional trials.

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

Research Programs/Vaccine Technology

In addition to our pipeline of product candidates, we have developed a proprietary synthetic lipid A analog, PET lipid-A, a toll like receptor 4 (TLR4) agonist. Pet lipid-A has been produced under current Good Manufacturing Practices, or cGMP, conditions as an adjuvant for vaccine formulations for clinical trials and is a component of our preclinical vaccine candidate, ONT-10. We also have other effective lipid-A analogs available for our own use and for evaluation by our licensing partners. Our synthetic lipid analogs provide strong innate immune stimulation. These synthetic structures are easy to formulate and manufacture. We are also open to new collaborations to discover novel applications of these molecules as stand-alone therapeutics and as synergistic adjuvants for antibiotic and antiviral drugs.

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

License Agreements

We have in-licensed targets and intellectual property from academic institutions for use in our pipeline programs, including the following:

Cancer Research Technology Limited.  In 1991, we acquired from Cancer Research Technology Limited, or CRTL, of London, England an exclusive world-wide license of CRTL’s rights to the Mucin 1 peptide antigen, or MUC1, found on human breast, ovarian, colon and pancreatic cancer and other types of solid tumor cells for uses in the treatment and diagnosis of cancer. MUC1 is incorporated in our Stimuvax and ONT-10 vaccines. This license agreement was amended and restated in November 2000. Under the terms of the amended and restated agreement, we are required to pay royalties on net sales of products covered by issued patents licensed from CRTL. Based on these issued patents, we would be required to pay a royalty on U.S. sales of Stimuvax in the mid single digits until expiry of these patents in the United States, which is currently anticipated to be 2018. We are also required to pay certain royalties on sublicense revenue received by us ranging from a percentage in the mid to high single digits. These sublicense royalties will be credited against minimum sublicense royalty payments of $0.75 million made by us in 2001. To date, we have utilized approximately $0.68 million of these credits.

University of Alberta.  In 2001, we entered into an exclusive license with the University of Alberta for certain patents relating to uses of liposomal cancer vaccines of MUC1, and an adjuvant, lipid A, for vaccine formulations which we use in Stimuvax. Under the terms of this agreement, we have made payments of CDN $0.2 million, and are required to make progress-dependent milestone payments of up to CDN $0.3 million and to pay royalties at a fraction of a percent on net sales of products covered by issued patents licensed from the University of Alberta. Based on these issued patents, this royalty would be due on sales of Stimuvax in the U.S. until expiry of the patents in the United States, which is currently anticipated to be 2018.

University of Arizona.  In connection with our acquisition of ProlX, we assumed ProlX’s existing license agreements with the University of Arizona. Pursuant to these agreements, we have exclusive worldwide licenses to certain intellectual property related to PX-478, PX-866 and certain other product candidates that we are no longer developing. If PX-478 and PX-866 are commercialized, we will owe the University of Arizona certain progress-dependent milestone payments up to a maximum of $637,500. We will also owe the University of Arizona low single-digit royalties on net sales of products sold by us or sublicensees that are covered by the license agreements. In addition, if we grant a third party a sublicense to patents we have licensed from the University of Arizona, after we recoup any research costs relating to the applicable product that we incurred prior to granting the sublicense, we will owe to the University of Arizona a sub-teen double-digit percentage of any sublicensing income we receive from a third party sublicensee with regard to such product.

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2010, we owned approximately 37 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to 10 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications.

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

Our clinical product candidates are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates will expire over the following time frames:

Product Candidate	Expiration of Patent Protection

Stimuvax	2018 (patent) – 2029 (patent application)
PX – 478	2014 (patent) – 2025 (patent)
PX – 866	2022 (patent) – 2031 (patent application)
ONT – 10	2022 (patent applications) – 2032 (patent applications)

In addition, our composition of matter patents for Stimuvax and PX-866 will expire in 2018 and 2023, respectively, and our composition of matter patent application, if issued, for ONT-10 will expire in 2032. We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

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

Stimuvax.  There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company.

Stimuvax has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from Stimuvax. To our knowledge, these vaccines are not currently being developed in the same indications as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in direct competition.

Small Molecule Products.  PX-866 is an inhibitor of PI-3-kinase and several other companies have product candidates directed at this target in clinical trials, including Novartis (Phase 1/2), Roche/Genentech (Phase 1), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1) and Calistoga (Phase 2). There are also several approved targeted therapies for cancer and in development against which our small molecule products might compete.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. In connection with the submission of an NDA or BLA, an applicant may seek a special protocol assessment, or SPA, which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA or BLA. In December 2006, we entered into an SPA agreement with the FDA for the Phase 3 trial of Stimuvax for the treatment of NSCLC. The SPA agreement relates to the design of the Phase 3 trial and outlines definitive clinical objectives and data analyses considered necessary to support regulatory approval of Stimuvax however the SPA does not guarantee approval even if the endpoints are successfully reached.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Affordable Care Act of 2010. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

•	controls on government funded reimbursement for drugs;

•	controls on healthcare providers;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	reform of drug importation laws; and

•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict what legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what the magnitude of the effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our business, financial condition and profitability.

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2010, 2009 and 2008, we expended approximately $11.2 million, $6.1 million, and $8.8 million, respectively, on research and development activities.

Employees

As of December 31, 2010, we (including our consolidated subsidiaries) had 25 employees, 18 of whom are engaged in development activities, seven in finance and administration, and seven of whom hold Ph.D. and/or M.D. degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Our lead product candidate, Stimuvax, is being evaluated in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC, and, until the March 2010 suspension of clinical trials, was being evaluated in a global Phase 3 trial in breast cancer. The March 2010 suspension by Merck KGaA of the clinical development program for Stimuvax was the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. In June 2010, we announced that the U.S. Food and Drug Administration, or FDA, lifted the clinical hold it had placed on the Phase 3 clinical trials in NSCLC. Merck KGaA has resumed the treatment and enrollment in these trials for Stimuvax in NSCLC. The clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer. Stimuvax will require the successful completion of the ongoing NSCLC trials and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. In addition, Merck KGaA has the right to terminate the 2008 license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of Stimuvax that would materially and adversely affect Stimuvax’s medical, economic or competitive viability. Clinical trials involving the number of sites and patients required for FDA approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, or if Merck were to terminate the 2008 license agreement, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

We understand that Merck KGaA intends to submit for regulatory approval of Stimuvax for the treatment of NSCLC based on the results of a single Phase 3 trial, the START study. If the FDA determines that the results of this single study do not demonstrate the efficacy of Stimuvax with a sufficient degree of statistical certainty, the FDA may require an additional Phase 3 study to be performed prior to regulatory approval. Such a trial requirement would delay or prevent commercialization of Stimuvax and could result in the termination by

Merk KGaA of our license agreement with them. In addition, there can be no guarantee that the results of an additional trial would be supportive of the results of the START trial.

Stimuvax and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA approval more difficult.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Stimuvax and ONT-10 are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Stimuvax and our other active vaccine products under development.

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

As of the date of this Annual Report on Form 10-K, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. For example, we have been informed that Merck KGaA plans to increase the size of the START trial of Stimuvax® in NSCLC from an estimated number of 1322 to 1476 patients as part of a plan to maintain the statistical power of the trial. This change was agreed in consultation with the U.S. Food and Drug Administration (the “FDA”), and the Special Protocol Agreement (“SPA”) for START has been amended to reflect the change. Another unexpected serious adverse event reaction could cause a similar suspension of clinical trials in the future. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.

The terms of our secured debt facility may restrict our current and future operations, particularly our ability to respond to changes or to take some actions, and our failure to comply with such covenants, whether due to events beyond our control or otherwise, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

In February 2011 we borrowed $5.0 million pursuant to the terms of a loan and security agreement, or the loan agreement, with General Electric Capital Corporation, or GECC. In addition, at any time before November 1, 2011 we may, at our sole option, borrow from GECC an additional $7.5 million, subject to our satisfaction of specified conditions precedent. The loan agreement with GECC contains certain restrictive covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock. The loan agreement also requires that we have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of each December 31 during the term of the loan agreement. A breach of any of these covenants or the occurrence of certain other events of default, which are customary in similar loan facilities, would result in a default under the loan agreement. If there was an uncured event of default, GECC could cause all amounts outstanding under the loan agreement to become due and payable immediately and could proceed against the collateral securing the indebtedness, including our cash, cash equivalents and short-term investments. We cannot be certain that our assets would be sufficient to fully repay borrowings under the loan agreement, either upon maturity or acceleration upon an uncured event of default.

Our ability to continue with our planned operations is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. The very limited funds generated currently from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The current financing environment in the United States, particularly for biotechnology companies like us, remains challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. For example, pursuant to the terms of the loan agreement with GECC, we may borrow an additional $7.5 million at any time before November 1, 2011, subject to our satisfaction of certain specified conditions precedent. We cannot guarantee that we will be able to satisfy such conditions and, thus, the additional $7.5 million may be unavailable. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:

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

Further, since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we are ineligible to utilize a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until at least April 1, 2011. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital or the dilutive impact on the voting and economic interests of our existing stockholders, as transactions effected using a registration statement on Form S-3 are simpler and less costly to execute and may be perceived by potential investors as being more attractive than those effected in a different manner. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of December 31, 2010, our accumulated deficit was approximately $347.3 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We have initiated two Phase 1/2 trials in 2010 for PX-866, and plan to initiate two additional Phase 2 trials in the first half of 2011. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

We currently depend on third party manufacturers for the manufacture of PX-866. Any disruption in production, inability of these third party manufacturers to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

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

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to PX-866, we may be required to provide all or a portion of these funds. The third party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA, in the case of Stimuvax) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA, in the case of Stimuvax) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

As of December 31, 2010, we owned approximately 16 U.S. patents and 21 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately eight U.S. patents and two U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms. Therefore, it is difficult to provide the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third party payors for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

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

Stimuvax.  There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company.

Stimuvax has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from Stimuvax. To our knowledge, these vaccines are not currently being developed in the same indications as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in direct competition.

Small Molecule Products.  PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1) and Calistoga (Phase 2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. For the year ended December 31, 2009, we and our independent registered public accounting firm identified certain material weaknesses in our internal controls that are described in “Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Remediation of the material weakness was fully completed on March 3, 2011; however, we can provide no assurances that this or other material weaknesses in our internal control over financial reporting will not be identified in the future.

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

In June 2010 we retained outside consultants to assist us with designing and implementing an adequate risk assessment process to identify future complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions. In September 2010 and January 2011, we retained personnel with the appropriate technical expertise to assist us in accounting for complex transactions in accordance with U.S. GAAP. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any other material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

If we are required to redeem the shares of our Class UA preferred stock, our financial condition may be adversely affected.

Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 8 — Share Capital — Authorized Shares — Class UA preferred stock” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. For this purpose, “net profits . . . means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”

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

Our common stock is currently listed for trading in the United States on The NASDAQ Global Market. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2009, we received a letter from The NASDAQ Stock Market informing us that we did not comply with continued listing requirements. Although the filing of our Annual Report on Form 10-K for the year ended December 31, 2009 allowed us to regain full compliance with SEC reporting requirements and The NASDAQ Stock Market continued listing requirements, we have in the past and could in the future be unable to meet The NASDAQ Global Market continued listing requirements. For example, on August 20, 2008 we disclosed that we had received a letter from The NASDAQ Stock Market indicating that we did not comply with the requirements for continued listing on The NASDAQ Global Market because we did not meet the maintenance standard in Marketplace Rule 4450(b)(1)(A) (recodified as Marketplace Rule 5450(b)) that specifies, among other things, that the market value of our common stock be at least $50 million or that our stockholders’ equity was at least $10 million. Although we regained compliance with the stockholders’ equity standard, we have a history of losses and would expect that, absent the completion of a financing or other event that would have a positive impact on our stockholders’ equity, our stockholders’ equity would decline over time. Further, in the past our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of the recent weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in July 2010, we entered into a common stock purchase agreement with Small Cap Biotech Value, Ltd., or “SCBV,” pursuant to which we may sell to SCBV up to 5,090,759 shares of our common stock over a 24-month period, subject to the satisfaction of certain terms and conditions contained in the common stock purchase agreement. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. In addition, until October 13, 2011, the investors in our 2010 private placement have certain rights of first refusal with respect to any equity or equity equivalent securities that we issue. Compliance with the terms of these rights of first refusal could complicate any future financing transactions we pursue. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Further, as a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2009, we will be ineligible to register the offer and sale of our securities on Form S-3 by us or resale by others until at least April 1, 2011. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Our management will have broad discretion over the use of proceeds from the sale of securities to SCBV and may not use such proceeds in ways that increase the value of our stock price.

We will have broad discretion over the use of proceeds from the sale of securities to SCBV and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ONTY” since December 11, 2007. Prior to that time, Biomira’s common shares were quoted on the NASDAQ Global Market under the symbol “BIOM”. Our common stock was also quoted on the Toronto Stock Exchange under the symbol “BRA” until December 11, 2007 and under the symbol “ONY” until October 14, 2009, when we announced that the Toronto Stock Exchange had granted our voluntary application to delist our shares of common stock from the TSX effective at the close of trading on October 22, 2009.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low

Fiscal year ended December 31, 2010:
First Quarter	$5.90	$3.16
Second Quarter	4.35	2.20
Third Quarter	4.73	3.10
Fourth Quarter	4.20	3.11
Fiscal year ended December 31, 2009:
First Quarter	$1.89	$0.76
Second Quarter	4.89	1.69
Third Quarter	7.77	2.99
Fourth Quarter	5.86	3.41

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of March 14, 2011, there were 30,088,628 shares of our common stock outstanding held by approximately 702 stockholders of record and approximately 21,000 stockholders in nominee name.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Pharmaceutical Index, NASDAQ Biotechnology Index, RDG MicroCap Biotechnology Index and a composite S&P/TSX index from December 31, 2005 through December 31, 2010. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sale of Equity Securities

During the three months ended December 31, 2010, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2010.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008(1)	2007(2)(3)	2006(4)
	(Amounts in thousands, except share and per share data.)

Consolidated Statements of Operations Data:
Revenue
Licensing revenue from collaborative and license agreements	$18	$2,051	$24,713	$440	$98
Contract manufacturing(3)	—	—	15,582	2,536	—
Licensing, royalties and other revenue	—	27	—	103	119
Contract research and development	—	—	—	631	3,678

	18	2,078	40,295	3,710	3,895

Expenses
Research and development	11,241	6,081	8,783	9,584	12,200
Manufacturing(1)(3)	—	—	13,675	2,564	—
General and administrative	7,799	6,589	10,284	12,224	7,636
Marketing and business development	—	—	—	565	587
Depreciation and amortization	462	269	422	246	247
In-process research and development	—	—	—	—	24,920

Total operating expenses	19,502	12,939	33,164	25,183	45,590

Income (loss) from operations	(19,484)	(10,861)	7,131	(21,473)	(41,695)
Investment and other (income) expense	(636)	8	(298)	371	(916)
Interest expense	—	—	7	5	10
Change in fair value of warrant liability	(3,030)	6,150	—	(1,421)	(3,849)

Income (loss) before income taxes	(15,818)	(17,019)	7,422	(20,428)	(36,940)
Income tax provision (benefit)	(200)	200	—	—	(462)

Net income (loss)	$(15,618)	$(17,219)	$7,422	$(20,428)	$(36,478)

Earnings (loss) per share — basic(2)	$(0.58)	$(0.76)	$0.38	$(1.05)	$(2.38)

Earnings (loss) per share — diluted(2)	$(0.58)	$(0.76)	$0.38	$(1.05)	$(2.38)

Weighted average number of common shares outstanding — basic(2)	26,888,588	22,739,138	19,490,621	19,485,889	15,316,697

Weighted average number of common shares outstanding — diluted(2)	26,888,588	22,739,138	19,570,170	19,485,889	15,316,697

	As of December 31,
	2010	2009	2008(1)	2007(2)(3)	2006(4)
	(Amounts in thousands, except share and per share data.)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short term investments	$28,877	$33,218	$19,166	$24,186	$28,395
Total assets	$34,445	$38,225	$24,971	$36,218	$33,456
Total long-term liabilities	$13,727	$10,732	$578	$12,823	$2,537
Stockholders’ equity	$18,857	$25,418	$20,717	$11,722	$27,227
Common shares outstanding	30,088,628	25,753,405	19,492,432	19,485,889	19,485,889

(1)	The effect of the asset purchase agreement and 2008 license agreement with Merck KGaA is reflected for the year ended December 31, 2008. See “Note 10 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	On December 11, 2007, our common stock began trading on the NASDAQ Global Market under the symbol ONTY and on the Toronto Stock Exchange under the symbol ONY. On October 14, 2009 we announced that, the Toronto Stock Exchange had granted our voluntary application to delist our shares of common stock from the TSX effective at the close of trading on October 22, 2009. Shareholders of the former Biomira received one share of our common stock for each six shares of Biomira that they held. For years presented prior to 2007, the summary consolidated financial and operating data has been prepared after giving effect to the 6 for 1 share exchange.

(3)	In August 2007, we signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Pursuant to the terms of the collaboration and supply agreements, from August 2007 to December 2008, with the entry into the 2008 license agreement, we retained the responsibility to manufacture Stimuvax and Merck KGaA agreed to purchase Stimuvax from us. During their term, the collaboration and supply agreements transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting during the term of the collaboration and supply agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

(4)	On October 31, 2006, we announced the acquisition of ProlX and commencing with our quarter ended December 31, 2006 the results of ProlX have been included in our consolidated statements of operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

Our lead product candidate, Stimuvax, is being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866, for which we initiated two Phase 1/2 trials in 2010, and plan to initiate two additional Phase 2 trials in the first half of 2011. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology that we may further develop ourselves and/or license to others.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. The collaboration covered the entire field of oncology for this product candidate and was documented in collaboration and supply agreements, which we refer to as the 2001 agreements. In connection with the execution of the 2001 collaboration and supply agreements, we received up-front cash payments of $2.8 million and $4.0 million, respectively. In January 2006, we and Merck KGaA entered into a binding letter of intent, pursuant to which the 2001 agreements were amended and we granted additional rights to Merck KGaA. In August 2007, we amended and restated our collaboration and supply agreements with Merck KGaA, which we refer to as the 2007 agreements, which restructured the 2001 agreements and formalized the terms set forth in the 2006 letter of intent. As a result of the 2007 agreements, Merck KGaA obtained an exclusive world-wide license with respect to the development and commercialization of Stimuvax. We had responsibility for the development of the manufacturing process and plans for the scale-up for commercial manufacturing and Merck KGaA had the right to act as a secondary manufacturer of Stimuvax. We also continued to be responsible for manufacture of the clinical and commercial supply of Stimuvax for which Merck KGaA agreed to pay us our cost of goods and provisions for certain contingent payments to us related to manufacturing scale-up and process transfer were added.

The entry into the 2007 agreements triggered a $2.5 million payment to us contemplated by the 2006 letter of intent, which we received in September 2007. In addition, under the 2007 agreements, we were entitled to receive (1) a $5.0 million payment tied to the transfer of certain assays and methodology related to the manufacture of Stimuvax, which we received in December 2007, a $3.0 million payment tied to the transfer of certain Stimuvax manufacturing technology, which we received in May 2008, and a $2.0 million payment tied to the earlier of receipt of the first manufacturing run at commercial scale of Stimuvax and December 31, 2009, which we received in December 2009, (2) various additional contingent payments up to a maximum of $90.0 million in the aggregate tied to a biologics license application, or BLA, submission for first and second cancer indications, for regulatory approval of first and second cancer indications, and for various sales milestones, (3) royalties in the low twenties based on net sales outside of North America and (4) royalties based on net sales inside of North America with percentages in the mid-twenties, depending on the territory in which the net sales occur. If the manufacturing process payments due by December 31, 2009 were paid in full, the royalty rates would be reduced in all territories by 1.25%, relative to the 2001 agreements and the letter of intent.

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

In connection with the entry into the 2008 license agreement, we also entered into an asset purchase agreement, which, together with the 2008 license agreement we refer to as the 2008 agreements, pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, Stimuvax, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of Stimuvax and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The plant and equipment in the Edmonton facility and inventory of raw materials, work-in-process and finished goods were sold for a purchase price of $0.6 million (including the assumption of lease obligation of $56,000) and $11.2 million, respectively. The purchase price of the inventory was first offset against advances made in prior periods resulting in net cash to us of $2.0 million. In addition, 43 employees at our former Edmonton facility were transferred to an affiliate of Merck KGaA, significantly reducing our operating expenses related to this program.

For additional information regarding our relationship with Merck KGaA, see “Note 10 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

We have incurred substantial losses since our inception. As of December 31, 2010, our accumulated deficit totaled $347.3 million. We incurred a net loss of $15.6 million for 2010 compared to a net loss of $17.2 million for 2009. Our 2008 net income resulted from the December 2008 transaction with Merck KGaA when we recognized $13.2 million of deferred revenue, $11.2 million related to the bulk sale of inventory and $10.5 million from the sale of Stimuvax manufacturing rights and know-how. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed financings in September 2010, in which we raised approximately $14.9 million in gross proceeds, in May 2009, in which we raised approximately $11.0 million in gross proceeds and in August 2009, in which we raised approximately $15.0 million in gross proceeds, from the sale of our common stock and the issuance of warrants. In addition, in February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness and, subject to the satisfaction of certain conditions, may incur an additional $7.5 million in term loan indebtedness. See the section captioned “Liquidity and Capital Resources” and Note 16 — Subsequent Events” of the audited financial statements included elsewhere in this Annual Report on Form 10-K — for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

Key Financial Metrics

Revenue

Our revenue in 2010 was immaterial; however, the types of revenues described in this section are relevant for 2009 and 2008. Historically, our revenue has been derived from payments under our collaborative and license agreements, our contract manufacturing activities, and miscellaneous licensing, royalty and other revenues from ancillary activities. Our arrangement with Merck KGaA regarding Stimuvax has historically contributed the substantial majority of our revenue.

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

Licensing, Royalties, and Other Revenue.  Licensing, royalties, and other revenue consist of revenue from sales of compounds and processes from patented technologies to third parties and royalties received pursuant to collaborative agreements and license agreements. Royalties based on reported sales, if any, of licensed products are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectability is reasonably assured. For more information on revenue recognition for licensing, royalties, and other revenue, see “— Critical Accounting Policies and Significant Judgments and Estimates — Revenue Recognition — Licensing, Royalties, and Other Revenue” below.

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

For the periods covered by this report, we have recognized research and development expenses, including those paid to third parties, as they have been incurred. We credit funding received from government research and development grants against research and development expense when such funding is received in the period when incurred. These credits totaled $0.8 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively. These grants were Small Business Innovation Research, or SBIR, grants that we assumed in connection with our acquisition of ProlX on October 30, 2006. Funding for the SBIR grants was completed in 2009. No SBIR grants were received in 2010.

Our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. For example, we have completed a Phase 1 trial of PX-478 in patients with advanced metastatic cancer. Based on results from this trial, we have determined not to advance PX-478 into additional trials. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration or license agreements with larger third party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration or license agreements for any candidate. In addition, it is difficult to provide the impact of collaboration or license agreements, if any, on the development of product candidates. Establishing product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.

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

Until December 2008, when we entered into the 2008 agreements, we reported costs associated with manufacturing Stimuvax as manufacturing expense. As a result of the entry into the 2008 agreements with Merck KGaA in December 2008, we will not incur manufacturing expenses associated with our arrangement with Merck KGaA.

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

Depreciation and Amortization.  Depreciation expense consists of depreciation of the cost of plant and equipment such as scientific, office, manufacturing, and computer equipment as well as depreciation of leasehold improvements.

Investment and Other (Income) Expense, Net.  Investment income and other net, consists of interest and other income on our cash and short-term investments and foreign exchange gains and losses. Our short term investments consist of certificates of deposits issued by U.S. banks and insured by the Federal Deposit Insurance Corporation. Historically, our short term investments and cash balances were denominated in either U.S. dollars or Canadian dollars, and the relative weighting between U.S. dollars and Canadian dollars varied based on market conditions and our operating requirements in the two countries. However, with the reincorporation to, and concentration of our operating activities in, the United States, from October, 2008, our cash balances have been maintained predominantly in U.S. dollar deposits. We have historically not engaged in hedging transactions with respect to our U.S. and Canadian dollars investment assets or cash balances. In 2010, we were awarded a federal grant for $0.5 million under the U.S. Government’s Qualifying Therapeutic Discovery Project, or QTDP, program, which was recorded as other income since the amounts pertained to expenses incurred in 2009 and 2010. Interest expense consists of interest incurred under capital lease agreements for computer equipment.

Change in Fair Value of Warrants.  Warrants issued in connection with our securities offering in September 2010 and May 2009 are classified as a liability due to their settlement features and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 3 — Fair Value Measurements” and

“Note 8 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Provision (benefit) for Income Tax.  Due to our history of significant losses, we do not recognize the benefit of net operating losses and have established a full valuation allowance since the realization of these benefits is not reasonably assured. Our income tax provision in 2009 relates to alternative minimum tax liability on the sale of manufacturing rights and know how to Merck KGaA in December 2008 and the final process transfer payment received in 2009. In 2010 we recorded a tax benefit for recovery of taxes paid in the previous year.

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

Revenue Recognition

Our revenue in 2010 was immaterial; however, the types of revenues described in this section are relevant for 2009 and 2008.

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

If we have continuing obligations under a collaborative agreement and the deliverables within the collaboration cannot be separated into their own respective units of accounting, we utilize a multiple attribution model for revenue recognition as the revenue related to each deliverable within the arrangement should be recognized upon the culmination of the separate earnings processes and in such a manner that the accounting matches the economic substance of the deliverables included in the unit of accounting. As such, (1) up-front cash payments are recorded as deferred revenue and recognized as revenue ratably over the period of performance under the applicable agreement and (2) contingent payments are recorded as deferred revenue when receivable and recognized as revenue ratably over the estimated period of our ongoing obligations. Royalties based on reported sales of licensed products, if any, are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectibility is reasonably assured.

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

Contract Manufacturing.  Revenue from contract manufacturing consists of payments received under the terms of supply agreements for the manufacturing of clinical trial material. Such payments compensate us for the cost of manufacturing clinical trial material and are recognized after shipment of the clinical trial material and upon the earlier of the expiration of a specified return period, as returns cannot be reasonably estimated, and formal acceptance of the clinical trial material by the customer. Pursuant to the 2006 letter of intent, we continued to be responsible for the manufacturing of the clinical and commercial supply of Stimuvax for which Merck KGaA agreed to pay us our cost of manufacturing (which included amounts owed to third parties) during 2008. Merck KGaA’s payments to us for the clinical supply of Stimuvax were reported as contract manufacturing revenue. Upon entering into the asset purchase agreement with Merck KGaA in December 2008, we recognized proceeds from the sale of inventory of raw materials, work-in-process and finished goods as contract manufacturing revenue. In connection with the December 2008 agreements, we granted to Merck KGaA the exclusive right to manufacture Stimuvax and transferred our manufacturing know-how and capabilities to Merck KGaA. As a result, we do not anticipate receiving such contract manufacturing revenue in the foreseeable future.

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

If we have no continuing obligations under a license agreement, or a license deliverable qualifies as a separate unit of accounting included in a collaborative arrangement, consideration that is allocated to the license deliverable is recognized as revenue upon commencement of the license term and contingent payments are recognized as revenue upon the occurrence of the events or contingencies provided for in such agreement, assuming collectability is reasonably assured.

Goodwill Impairment

Goodwill is carried at cost and is not amortized, but is reviewed annually for impairment on October 1 of each year, or more frequently when events or changes in circumstances indicate that the asset may be impaired. If the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. As of December 31, 2010, we had one reporting unit and there was a substantial excess of fair value compared to the carrying value. There were no impairment charges recorded for any of the periods presented.

Stock-Based Compensation

We maintain a share option plan under which an aggregate of 2,075,025 shares of common stock underlie outstanding options as of December 31, 2010 and an aggregate of 933,837 shares of common stock were available for future issuance. We maintain a restricted share unit plan under which an aggregate of 217,198 shares of common stock underlie restricted stock units, or RSUs, as of December 31, 2010 and an aggregate of 220,341 shares of common stock were available for future issuance. We have generally granted options to our employees and directors under the share option plan, and we have granted RSUs to non-employee directors under the restricted share unit plan. Prior to the April 1, 2008 amendment to our share option plan, we granted options with an exercise price denominated in Canadian dollars equal to the closing price of our shares on the Toronto Stock Exchange on the trading day immediately prior to the date of grant. On and after April 1, 2008, we granted options with an exercise price denominated in U.S. dollars equal to the closing price of our shares on The NASDAQ Global Market on the date of grant. On and after June 12, 2009 the fair value of the restricted share units has been determined to be the equivalent of our common shares closing trading price on the date immediately prior to the grant as quoted on The NASDAQ Global Market. Prior to June 12, 2009, the fair value was computed using the closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange.

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

Warrant liability

In May 2009 and September 2010, we issued warrants to purchase 2,909,244, of which 91,500 warrants were exercised in 2009, and 3,182,147 shares of our common stock respectively in connection with a registered direct offering of our common stock and warrants. These warrants are classified as liabilities due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants and, in the case of the warrants issued in May 2009, certain adjustments that may be made to the terms of the warrants if we issue or sell shares below the exercise price. The September 2010 equity financing triggered certain adjustment provisions in the May 2009 warrants and, as a result, the aggregate number of shares underlying such unexercised warrants increased by 135,600 to 2,953,344 as of December 31, 2010 and the per share exercise price decreased from $3.92 to $3.74. Pursuant to the terms of the warrant agreement, the terms of the warrants issued in May 2009 will not be further adjusted for any future transactions. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the years ended December 31, 2010, 2009 and 2008

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Revenue	$—	$2.1	$40.3
Expenses	(18.8)	(12.9)	(32.9)
Change in fair value of warrant liability	3.0	(6.2)	—
Benefit (provision) for income tax	0.2	(0.2)	—

Net income (loss)	$(15.6)	$(17.2)	$7.4

Earnings (loss) per share — basic	$(0.58)	$(0.76)	$0.38

Earnings (loss) per share — diluted	$(0.58)	$(0.76)	$0.38

We incurred a net loss of $15.6 million in 2010 compared to a net loss of $17.2 million in 2009. The decrease in our net loss was primarily due to the decline in the fair value of our warrant liability, which was attributable principally to the decrease in the price of our common stock. This was substantially offset by higher expenses in research and development related to the development of PX-866 and ONT-10. In addition, general and administrative expenses were higher due to higher professional fees incurred in 2010 with respect to analysis of the accounting for our arrangement with Merck KGaA and a proposed transaction, which was ultimately not consummated, pursuant to which we had intended to monetize certain Canadian tax losses. The net loss of $17.2 million in 2009 compared to a net income of $7.4 million in 2008 was primarily driven by the entry into the 2008 agreements with Merck KGaA which resulted in the recognition of $13.2 million in revenue under the arrangement superseded by the 2008 license agreement and $10.5 million from the license of the manufacturing rights to Stimuvax and know-how. Pursuant to the 2008 asset purchase agreement, we recognized $11.4 million in revenue along with the associated cost of sales of $9.7 million. The $20 million decrease in expenses from 2008 is due to reduce cost of operations related to the transfer of our Canadian facility to Merck KGaA in December 2008. In 2010 and 2009, our operating loss reflected a gain and loss respectively related to the change in fair value of warrants issued in connection with our September 2010 and May 2009 financings. Based on our development plans for our small molecule and vaccine candidates we will continue to incur operating losses for the foreseeable future.

Revenue

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Licensing revenues from collaborative and license agreements	$—	$2.1	$24.7
Contract manufacturing	—	—	15.6
Licensing, royalties, and other revenue	—	—	—

	$—	$2.1	$40.3

As we licensed our manufacturing rights and transferred our manufacturing know-how and capabilities to Merck KGaA in December 2008, we did not receive any revenues from contract manufacturing during 2010 and 2009. License revenue declined by $22.6 million in 2009 to $2.1 million from $24.7 million in 2008. The 2008 license revenue primarily reflects the acceleration of the recognition of $13.2 million in revenue that had been previously deferred and $10.5 million from the sale of our manufacturing rights and know-how to Merck KGaA. License revenue in 2009 included a $2.0 million contractually obligated payment from Merck KGaA. We do not expect revenue from the license of Stimuvax until the submission, by Merck KGaA, of the BLA for the first indication.

Research and Development/Manufacturing Expense

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Research and development	$11.2	$6.1	$8.8
Manufacturing	—	—	13.7

	$11.2	$6.1	$22.5

The $5.1 million, or 83.6%, increase in research and development expenses for 2010 compared to 2009 was primarily driven by a $2.8 million increase in contract laboratory services and contract manufacturing and lab supplies, related to the development of PX-866 and ONT-10. Salaries and benefits and clinical trial expenses were higher by $1.3 million and $0.2 million, respectively, due to increased headcount and greater clinical trial activity. Grant revenue used to offset research and development expenses decreased to zero in 2010 from $0.8 million in 2009, since our activities related to the SBIR grant ceased in 2009. As we continue with our development on PX-866 and ONT-10, we expect that our research and development costs will increase in 2011.

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

Since we licensed our manufacturing rights and transferred our manufacturing know-how and capabilities to Merck KGaA in December 2008, we did not incur any costs related to this activity in 2010 and 2009.

General and Administrative

	Years Ended December 31,
	2010	2009	2008
	(In millions)

General and administrative	$7.8	$6.6	$10.3

The $1.2 million increase in 2010 relative to 2009 was principally due to a $1.3 million increase in professional fees incurred related to regulatory compliance in the first half of 2010 and a $0.2 million increase in directors and officers insurance premiums. The increase was partially offset by lower stock based compensation expense of $0.4 million and lower overhead allocation of $0.4 million, which includes rent, repair and maintenance, communication expenses and supplies. We expect general and administrative expenses to decrease during 2011.

The $3.7 million decline in 2009 relative to 2008 was principally due to the consolidation of our operations in the United States. This decline is attributable to decreases in staffing costs of $1.9 million, professional fees of $1.5 million, and facility and overhead of $0.3 million.

Depreciation and Amortization

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Depreciation and amortization	$0.5	$0.3	$0.4

Depreciation expense for 2010 increased by $0.2 million compared to 2009 primarily due to the build out of laboratory facilities that were placed in service in 2010. The $0.1 million decrease in our depreciation expense for 2009 compared to 2008 was due to the transfer of our Edmonton facility to Merck KGaA in December 2008.

Investment and Other (Income), Net

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment and other (income), net	$(0.6)	$—	$(0.3)

Investment and other income, net, increased by $0.6 million for 2010 compared to 2009 primarily due to receipt of a government grant of $0.5 million and higher average yields on investments in 2010.

Our investment and other income, net was not material in 2009 as $0.1 million in investment income was offset by foreign exchange losses. In 2009, the $0.3 million decrease in investment and other income compared to 2008 was primarily attributable to a decrease in investment income due to lower investment yields.

Change in Fair Value of Warrant Liability

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Change in fair value of warrant liability	$(3.0)	$6.2	$—

The $3.0 million recorded was due to the decline in fair value of warrant liability for the year ended 2010. Such decline was attributable principally to the decrease in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

The warrants issued in May 2009 were subject to certain adjustments if we issued or sold shares below the original exercise price. A September 2010 equity financing triggered such adjustment provisions and, as a result, the aggregate number of shares underlying such unexercised warrants increased by 135,600 to 2,953,344 as of December 31, 2010 and the per share exercise price decreased from $3.92 to $3.74. Pursuant to the terms of the warrant agreement, the terms of the warrants issued in May 2009 will not be further adjusted for any future transactions.

The $6.2 million loss on the change in fair value of warrant liability for the year ended 2009, relative to the comparable prior year period, was attributable to the warrants issued in connection with the May 2009 financing.

Income tax (benefit) provision

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Income tax (benefit) provision	$(0.2)	$0.2	$—

In 2010, we recorded a tax benefit for the recovery of taxes paid in the previous year.

The provision for income tax in 2009 relates to alternative minimum tax incurred in connection with the December 2008 transactions with Merck KGaA and the final process manufacturing transfer payment received during 2009. While we have incurred substantial losses in historical periods (except for 2008), there are no assurances that we will realize any tax benefits and we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short Term Investments and Working Capital

As of December 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $5.5 million and short term investments of $23.4 million. Our cash equivalents are invested in money market funds and certificates of deposits insured by the Federal Deposit Insurance Corporation. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $5.5 million as of December 31, 2010 compared to $19.0 million as of December 31, 2009, a decrease of $13.5 million, or 71.0%. The net decrease reflects net cash used in operations of $17.7 million, net purchases of short term investments of $9.1 million and purchases of capital assets of $0.3 million offset by $13.7 million in net cash received from a financing in September 2010.

As of December 31, 2010, our working capital was $28.2 million compared to $31.5 million as of December 31, 2009, a decrease of $3.3 million, or 10.4%. The decrease in working capital was primarily attributable to a $4.3 million decrease in cash and cash equivalents and short term investments offset by a $0.5 million increase in government grants receivable, a $0.4 million increase in receivables and prepaid expenses and a decrease in accounts payable and accrued expenses of $0.2 million. We believe that our currently available cash and cash equivalents is sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

In February 2011, we entered into a loan agreement with GE Capital, pursuant to which the lenders extended to us an initial term loan with an aggregate principal amount of $5.0 million. In addition, we may borrow a second term loan with an aggregate principal amount of $7.5 million,at our option and subject to satisfying certain conditions on or before November 1, 2011. The conditions to borrow the second term loan include requirements that (1) we have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of the time of incurrence, (2) the START trial for Stimuvax is continuing or enrollment has been discontinued because such trial has met a positive efficacy endpoint at an interim analysis as determined by an independent data safety monitoring board overseeing such trial and (3) the study of at least one clinical indication in our PX-866 program is continuing.

The proceeds of the initial term loan, after payment of lender fees and expenses, were approximately $4.9 million. The net proceeds will be used for general corporate purposes, including research and product development, such as funding pre-clinical studies and clinical trials and otherwise moving product candidates towards commercialization, or the possible acquisition or licensing of new product candidates or technology which could result in other product candidates. Pending application of the net proceeds, we intend to invest the net proceeds in short-term, investment-grade, interest-bearing instruments. See Note 16 to the consolidated financial statements for additional information regarding the loan agreement.

Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 8 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. For this purpose, “net profits ... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”

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

Net cash used in operating activities totaled $17.7 million in 2010, compared to $9.1 million in 2009. The increase in net cash used in operating activities for 2010 as compared to 2009 was primarily due to an increase in research and development and general and administrative expenses.

In 2009, accounts payable and accrued liabilities decreased by $0.9 million mainly due to pay downs in accrued manufacturing and professional fees. Accrued compensation and related costs decreased $0.8 million in cash during the year as we made payments on severance agreements related to the restructuring in 2008. In addition accounts receivable decreased by $1.8 million in 2009 principally on the collection of withheld taxes on the 2008 payment from Merck KGaA for the sale of our manufacturing rights and know-how.

Cash Flows from Investing Activities

We had cash outflows of $9.4 million from investing activities during 2010, a decrease of $6.2 million from the $15.6 million outflow in 2009. This change was attributable principally to lower net purchases of short-term investments of $9.1 million in 2010 compared to $14.2 million in 2009 and lower expenditures on capital assets of $1.1 million.

We had cash outflows of $15.6 million from investing activities during the year ended December 31, 2009, a fluctuation of $27.4 million from the $11.8 million inflows in the year ended December 31, 2008. This change was attributable principally to net purchases of short term investments of $14.2 million in 2009 compared to net redemptions in the prior year of $11.9 million and higher expenditures on capital assets of $0.7 million.

Cash Flows from Financing Activities

We generated $13.7 million of net cash during 2010 from the September 2010 financing, which involved the issuance of common stock and warrants.

During the year ended December 31, 2009, we generated $24.6 million of net cash from financings completed in May and August 2009, each of which involved the issuance of common stock and warrants.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2010:

		Payments Due by Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating leases	$4,640	$446	$1,164	$1,199	$1,831

In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expires on December 17, 2011. The sublease provides for a base monthly rent of $33,324 increasing to $36,354. In May 2008 we also entered into a lease directly with the landlord of such facility which will have a six year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018. We also have entered into operating lease obligations through September 2015 for certain office equipment.

In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2010. We are required to repay such loans if we commercialize or sell the product that was the subject of such agreements. In February 2011, we provided notice to the counterparty to such agreements that we do not intend to commercialize such product. As a result, such agreements will be terminated March 2011 and we do not expect to be required to repay such loans. In connection with the acquisition of ProlX, we may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. We may become obligated to issue shares of our common stock with a fair market value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product. We may become obligated to issue shares of our common stock with a fair market value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market.

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payment of ongoing licensing fees and royalties, as well as contingent payments when certain milestones as defined in the agreements have been achieved.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2010, we believe that our exposure related to these guarantees and indemnification obligations is not material.

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

Foreign Currency Exchange Risk

As of December 31, 2010 and 2009, approximately $68,809 and $17,644 respectively, of our cash and cash equivalents were denominated in Canadian dollars. As a result, we are not exposed to any significant foreign exchange risk.

Interest Rate Sensitivity

We had cash, cash equivalents, and short-term investments totaling $28.9 million and $33.2 million as of December 31, 2010 and 2009, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis point decline in interest rates, occurring January 1, 2010 and sustained throughout the period ended December 31, 2010, would have resulted in a decline in investment income of approximately $0.3 million for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Background

As of December 31, 2009, our management identified two deficiencies in our internal controls over financial reporting that constituted material weaknesses under standards established by the Public Company Accounting Oversight Board, or PCAOB. Specifically,

we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of complex transactions in accordance with U.S. GAAP, and we did not have an adequately designed and implemented risk assessment process to identify complex transactions requiring specialized knowledge in the application of U.S. GAAP. This lack of adequate controls and an adequate risk assessment process resulted in our failure to identify and disclose a change in accounting policy related to license revenues in December 2008. Due to this error, we concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2009 because there was a reasonable possibility that a material misstatement related to a future complex transaction may occur again and/or not be detected on a timely basis. As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO and consequently we did not maintain effective internal control over reporting.

As noted below, we believe these material weaknesses have been corrected and remediated as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2010, our disclosure controls and procedures were effective over our internal controls described below in Management’s Report on Internal Control over Financial Reporting.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the COSO criteria as of December 31, 2010.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, appearing in Part II Item 8 in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, we implemented significant changes to our internal controls over financial reporting to fully remediate the material weaknesses identified in our 2009 evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

The plan to remediate the material weaknesses was described in detail in our 2009 Annual Report on Form 10-K, and we executed our plan throughout 2010. The remediation plan consisted of the following modifications and improvements in our internal controls. We retained outside consultants to assist us with the design and implementation of an adequate risk assessment process to identify future complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions, and we retained personnel with the appropriate technical expertise to assist us in accounting for complex transactions in accordance with U.S. GAAP.

Our efforts to remediate the material weaknesses identified in our 2009 Annual Report on Form 10-K and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have strengthened and enhanced our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oncothyreon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oncothyreon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Oncothyreon Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 14, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Key Employees

The names, ages as of March 15, 2011 and positions of each of our executive officers and key employees in 2010 are set forth below.

Name	Age	Office

Executive Officers
ROBERT KIRKMAN, M.D.	62	President, Chief Executive Officer and Director
JULIA M. EASTLAND	46	Chief Financial Officer, Secretary and Vice President, Corporate Development
GARY CHRISTIANSON	56	Chief Operating Officer
Key Employees
DIANA HAUSMAN, M.D.	47	Vice President, Clinical Development
SCOTT PETERSON, Ph.D.	49	Vice President, Research and Development

Robert Kirkman, M.D. See “Directors, Executive Officers and Corporate Governance — Our Directors” included elsewhere in this Annual Report on Form 10-K for Dr. Kirkman’s biographical information.

Julia M. Eastland was appointed as our chief financial officer and vice president, corporate development in August 2010 and was appointed as our secretary in October 2010. From February 2006 to 2010, Ms. Eastland served as chief financial officer and vice president Finance and Operations of VLST Corporation, a privately held biotechnology company. From 2000 to 2005, Ms. Eastland held various finance positions at Dendreon Corporation, a publicly-traded biotechnology company, most recently as the vice president of strategic planning. Prior to Dendreon, Ms. Eastland worked for Amgen, Inc. as area finance manager and assistant controller for its Colorado operations. Ms. Eastland has also worked as director of finance and planning for Encore Media Group, international finance and business manager and senior financial analyst for SCIENCE Magazine and financial manager for the Discovery Channel. Ms. Eastland received an M.B.A. from Edinburgh University Management School and a B.S. in finance from Colorado State University.

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

Our Directors

The name, age, position(s), term, board committee membership and biographical information for each member of our Board of Directors is set forth below as of March 15, 2011:

Directors Continuing in Office Until the 2011 Annual Meeting of Stockholders

Daniel Spiegelman, M.B.A., age 52, has been a member of our board of directors since June 2008. Mr. Spiegelman is the chairman of our audit committee and a member of our corporate governance and nominating committee. Mr. Spiegelman is the chief executive officer of Filtini Inc., a start-up company developing next generation circulating tumor cell capture and analysis technology. Mr. Spiegelman is also a co-founder and the chief financial officer of Rapidscan Pharma Solutions, Inc., a start-up company that has licensed the rights to sell regadenoson in Europe and other select territories. From 1998 to 2009, Mr. Spiegelman was employed at CV Therapeutics, Inc., a biopharmaceutical company acquired in 2009 by Gilead, most recently as senior vice president and chief financial officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, serving most recently as its treasurer. Mr. Spiegelman also serves as a member of the board of directors of Affymax, Inc., a biopharmaceuticals company, Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company, Omeros Corporation, a clinical-stage biopharmaceutical company, Anthera Pharmaceuticals, Inc., a development-stage biopharmaceutical company, and several private biopharmaceutical companies. Our corporate governance and nominating committee believes that Mr. Spiegelman’s qualifications for membership on the board of directors include his extensive background in the financial and commercial issues facing growing biotechnology companies. Additionally, as chief financial officer of CV Therapeutics prior to its sale to Gilead Sciences, Mr. Spiegelman was involved in transitioning the company from a research and development focus to a commercial entity with two approved products. This experience allows Mr. Spiegelman to provide our board of directors with significant insights into financial strategy and organizational development. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University.

Douglas Williams, Ph.D., age 53, has been a member of our board of directors since October 2009. Dr. Williams serves as a member of our audit committee. Since January 2011, Dr. Williams has served as the executive vice president of research and development at Biogen IDEC Inc., a publicly-traded biotechnology company. Dr. Williams joined ZymoGenetics, Inc. in 2004 and served as a director and chief executive officer from January 2009 until October 2010, when ZymoGenetics was acquired by Bristol-Myers Squibb. He has held senior level positions at a number of prominent biotechnology companies, including Biogen Idec, Seattle Genetics, Inc., Immunex Corporation, and Amgen, Inc. As executive vice president and chief technology officer at Immunex, Dr. Williams played a significant role in the discovery and early development of Enbrel, the first biologic approved for the treatment of rheumatoid arthritis. Our corporate governance and nominating committee believes that Dr. Williams’ qualifications for membership on the board of directors include over 20 years of experience in the biotechnology industry. During his career, Dr. Williams has been involved in the approval of three new protein therapeutics and in several label expansions. Further, through his experience as chief executive officer of ZymoGenetics, Inc., Dr. Williams provides our board of directors with significant insights into the strategic and operational issues facing our company. Dr. Williams currently serves as a director of Array BioPharma Inc., a biopharmaceutical company, and Aerovance, Inc., a privately-held biopharmaceutical company, and was a director of Anadys Pharmaceuticals, Inc., a biopharmaceutical company, and Seattle Genetics, a clinical stage biotechnology company, until 2009 and 2005, respectively. Dr. Williams received a B.S. (magna cum laude) in Biological Sciences from the University of Massachusetts, Lowell and a Ph.D. in Physiology from the State University of New York at Buffalo, Roswell Park Cancer Institute Division.

Directors Continuing in Office Until the 2012 Annual Meeting of Stockholders

Christopher Henney, Ph.D., age 70, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005. Dr. Henney is a member of our compensation and corporate governance and nominating committees. From 1995 to 2003, Dr. Henney was chairman and chief executive officer of Dendreon Corporation, a publicly-traded biotechnology company that he co-founded and from 2003 to 2005 continued as executive chairman. Dr. Henney was also a co-founder of Immunex Corporation and ICOS Corporation, both publicly-traded biotechnology companies. Our corporate governance and nominating committee believes that Dr. Henney’s qualifications for membership on the board of directors include his roles as co-founder of Dendreon, Immunex and ICOS, as well as his membership on the boards of directors of several development-stage biotechnology companies. Through his experience in working with biotechnology companies from founding until commercialization of their product candidates, Dr. Henney provides our board of directors with significant insights into the strategic, operational and clinical development aspects of the company. Dr. Henney currently serves as vice-chairman of the board of directors of Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company, and chairman of the board of directors of Anthera Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Henney was the chairman of SGX Pharmaceuticals, Inc., a biotechnology company acquired by Eli Lilly in 2008, and a member of the board of directors of AVI BioPharma, Inc., a biopharmaceuticals company, until June 2010. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham, England, where he also obtained his D.Sc. for contributions in the field of immunology. Dr. Henney is a former professor of immunology and microbiology and has held faculty positions at Johns Hopkins University, the University of Washington and the Fred Hutchinson Cancer Research Center.

W. Vickery Stoughton, age 65, has been a member of our board of directors since June 1997. Mr. Stoughton is a member of our audit and compensation committees. From August 2006 until September 2007, Mr. Stoughton served as president and chief executive officer of MagneVu Corporation, a medical devices company, which filed for bankruptcy in September 2007. From 1996 to 2002, Mr. Stoughton was chairman and chief executive officer of Careside Inc., a research and development medical devices company, which filed for bankruptcy in October 2002. From October 1995 to July 1996, Mr. Stoughton was president of SmithKline Beecham Diagnostics Systems Co., a diagnostic services and product company, and prior to October 1995 he served as president of SmithKline Beecham Clinical Laboratories, Inc., a clinical laboratory company. From 1988 until May 2008, Mr. Stoughton was a member of the board of directors of Sun Life Financial Inc., a financial services company. Our corporate governance and nominating committee believes that Mr. Stoughton’s qualifications for membership on the board of directors include his involvement in several medical device companies, his role as president of SmithKline Beecham Clinical Laboratories, and his broader business background. Through this experience, Mr. Stoughton provides our board of directors with significant insights into the operational aspects of the company. Mr. Stoughton received his B.S. in chemistry from St. Louis University and his M.B.A. from the University of Chicago.

Directors Continuing in Office Until the 2013 Annual Meeting of Stockholders

Richard Jackson, Ph.D., age 71, has been a member of our board of directors since May 2003. Dr. Jackson is the chairman of our compensation committee and a member of our corporate governance and nominating committee. Dr. Jackson is president of Jackson Associates, LLC, a biotechnology and pharmaceutical consulting company. Since September 2006, Dr. Jackson has also been president and chief executive officer of Ausio Pharmaceuticals, LLC, a drug development company. From May 2002 to May 2003, Dr. Jackson was president, chief executive officer and chairman of the board of directors of EmerGen, Inc., a biotechnology company. From November 1998 to January 2002, Dr. Jackson served as senior vice president, research and development for Atrix Laboratories, Inc., a biotechnology company. From January 1993 to July 1998, Dr. Jackson served as senior vice president, discovery research, at Wyeth Ayerst Laboratories, the pharmaceuticals division of American Home Products Corporation. Our corporate governance and nominating committee believes that Dr. Jackson’s qualifications for membership on the board of directors include over 20 years of experience in academic medicine and over 25 years of experience at several pharmaceutical and biotechnology companies, with positions in both research and development and senior management. This experience allows Dr. Jackson to provide our board of directors with significant insights into the clinical development of our product candidates. Dr. Jackson served as a director of Inflazyme Pharmaceuticals Ltd. until 2007. Dr. Jackson received his Ph.D. in microbiology and his B.S. in chemistry from the University of Illinois.

Robert Kirkman, M.D., age 62, has served as a member of our board of directors and as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Our corporate governance and nominating committee believes that Dr. Kirkman’s qualifications for membership on the board of directors include his previous experience at development stage biotechnology companies and his position as our president and chief executive officer. Dr. Kirkman’s scientific understanding along with his corporate vision and operational knowledge provide strategic guidance to our management team and our board of directors. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2010, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Corporate Governance and Board Matters — Committees of the Board of Directors — Corporate Governance and Nominating Committee” in our proxy statement for the 2010 annual meeting of Oncothyreon stockholders filed with the SEC on May 13, 2010.

Audit Committee

We have a standing audit committee, which reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee has (i) direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (ii) establishes procedures for handling complaints regarding our accounting practices, (iii) authority to engage any independent advisors it deems necessary to carry out its duties, and (iv) appropriate funding to engage any necessary outside advisors. The current members of the audit committee are Daniel Spiegelman (Chairman), W. Vickery Stoughton and Douglas Williams. The board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The audit committee reviews and reassesses the adequacy of its charter on an annual basis.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The principal objectives of the compensation policies and programs of Oncothyreon has been to attract and retain senior executive management, to motivate their performance toward clearly defined corporate goals, and to align their long term interests with those of our stockholders. In addition, our compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our stockholders’ realization of long-term value.

Our compensation programs have reflected, and for the foreseeable future should continue to reflect, the fact that we are a biopharmaceutical company whose principal compounds are still in clinical trials and subject to regulatory approval. As a result, our revenues have been and will continue to be limited, and we expect to continue to incur net losses for at least the next several years. In an effort to preserve cash resources, our historical compensation programs have focused heavily on long-term equity incentives relative to cash compensation. With a relatively larger equity weighting, this approach seeks to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.

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

We design and implement compensation programs that combine both long-term equity elements and cash incentive elements based on annual performance objectives. Our compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, we expect to continue to use options or other equity incentives as a significant component of compensation because we believe that they align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual performance targets.

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

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts, and others for assistance. The compensation committee did not rely on any outside advisors for purposes of structuring our 2010 compensation plan but did rely on the survey data described below.

Competitive Market Review for 2010

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

In making our executive compensation determinations for 2010, we benchmarked our compensation levels using U.S. professional salary surveys. These include:

•	Radford Global Life Sciences Salary Survey 2010; and

•	WorldatWork Salary Survey 2010

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

Peer Group Companies for 2010

In analyzing our executive compensation program for 2010, the compensation committee compared certain aspects of compensation, including base salary and equity incentives, to those provided by our peer group. This peer group included small biotechnology companies with which we compete for executive talent. For 2010, our peer group consisted of:

•	Cell Therapeutics, Inc.;

•	Omeros Corporation;

•	Seattle Genetics, Inc.; and

•	Trubion Pharmaceuticals Inc.

Principal Elements of Executive Compensation

Our executive compensation program consists of five components:

•	base salary;

•	annual performance-based cash bonuses;

•	equity-based incentives;

•	benefits; and

•	severance/termination protection.

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

In our offer letter with Dr. Kirkman, we agreed to pay him an initial base salary at $320,000. Our compensation committee set Dr. Kirkman’s base salary based on his experience and our compensation committee’s view of market compensation for chief executive officers of public, early stage biopharmaceutical companies. For 2007, Dr. Kirkman’s base salary remained at $320,000. On January 14, 2008, Dr. Kirkman’s base salary was increased to $375,000 for 2008. Dr. Kirkman’s base salary remained at $375,000 for 2009, but was increased to $386,250 for 2010. On January 3, 2011, the compensation committee increased Dr. Kirkman’s salary to $398,000 for 2011.

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

Performance goals are generally split between corporate and personalized individual performance objectives. With respect to our executive officers, 100% of their goals are tied to corporate objectives to reflect the fact that our executive officers make key strategic decisions influencing the company as a whole and thus, it is more appropriate to reward performance against corporate objectives. Reflective of the decreasing level of influence within our company as a whole, with respect to our director-level and senior director-level employees, at least 60% of the performance objectives must be linked to corporate objectives and with respect to non-executive management and senior non-executive management employees, at least 40% of the performance objectives must be linked to corporate objectives. In each case the remaining performance objectives will be linked to personalized individual performance goals based on the nature of the individual’s role within our company. We designed the performance review policy in this manner based on our belief that more senior personnel are in a greater position to influence the achievement of corporate objectives, and therefore, a greater number of their performance goals should be tied to corporate rather than personalized individual objectives.

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

The weighting of bonuses between the performance goals varies from executive officer to executive officer based on an analysis of each executive officer’s role and position within the company. For example, because Dr. Hausman holds a key position as our vice president, clinical development, we felt it appropriate to more heavily weight her bonus on achievement of certain clinical development milestones. As Ms. Eastland was a new employee hired in 2010 and not involved in the goal setting for 2010, she is not reflected in the table below. The allocation between the corporate performance goals for each executive officer for 2010 is set forth in the following table:

		Market
		Capitalization
	Cash	/Investor	Clinical	Pre-Clinical	Technical	Business
	Position	Perception	Assessment	Assessment	Operations	Development
Named Executive Officer(7)	(1)	(2)	(3)	(4)	(5)	(6)

Robert Kirkman	30%	20%	10%	10%	10%	20%
Gary Christianson	10	5	10	10	60	5
Diana Hausman	10	5	60	10	10	5
Scott Peterson	10	5	10	50	10	15

(1)	As of December 31, 2010, have sufficient cash and short-term investments to fund our operations at least through December 31, 2011, as determined in the discretion of our board of directors.

(2)	Improved investor perception and increased market capitalization.

(3)	Timely completion of Phase 1 trial in PX-866 and timely initiation of Phase 2 trials of PX-866.

(4)	Timely completion of evaluations of PX-866 and other pre-clinical drug candidates.

(5)	Timely completion of supply, formulation and manufacturing goals.

(6)	In-license or acquisition of a drug development candidate.

(7)	Shashi Karan separated from employment on October 5, 2010, and did not receive an incentive bonus for 2010.

The target and actual bonus amounts for 2010 for our named executive officers were as follows, based on achievement against the corporate performance goals (as discussed above):

						2010 Incentive
	Base	Annual Target as	Target	Target		Bonus Actually
	Salary	Percentage of Base	Bonus	Goals		Paid
Named Executive Officer(6)	($)	Salary	($)	Achieved		($)

Robert Kirkman	$386,250	50%	$193,125	70.0	%(1)	$135,188
Julia Eastland	250,000	30	75,000	100.0	(2)	25,000 (2)
Gary Christianson	275,000	35	96,250	77.8	(3)	74,883
Diana Hausman	298,700	30	89,610	75.3	(4)	67,476
Scott Peterson	180,250	25	45,063	82.8	(5)	37,312

(1)	Dr. Kirkman’s achievement level of 70% was based on achievement of the goals involving market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving cash position, clinical assessment, technical operations and business development.

(2)	As Ms. Eastland was a new employee hired in 2010 and not involved in the goal setting for 2010, the compensation committee approved that her bonus be paid at target for her high level of performance during 2010, pro-rated for her length of service during 2010. Specifically, when deciding to pay her bonus at target, the compensation committee took note of Ms. Eastland’s substantial contributions relating to the September 2010 financing and the negotiation and closing of the loan facility with General Electric Capital Corporation.

(3)	Mr. Christianson’s achievement level of 77.8% was based on achievement of the goals involving market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving cash position, clinical assessment, technical operations and business development.

(4)	Dr. Hausman’s achievement level of 75.3% was based on achievement of the goals involving market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving cash position, clinical assessment, technical operations and business development.

(5)	Dr. Peterson’s achievement level of 82.8% was based on achievement of the goals involving market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving cash position, clinical assessment, technical operations and business development.

(6)	Shashi Karan separated from employment on October 5, 2010, and did not receive an incentive bonus for 2010.

In January 2011, the compensation committee approved target percentages for 2011. Dr. Kirkman, Ms. Eastland, Mr. Christianson, Dr. Hausman and Dr. Peterson are eligible to receive in 2011 incentive bonuses under our performance review policy of up to 50%, 30%, 35%, 30%, 30%, respectively, of their base salary. The 2011 performance goals for our executive officers are related to various corporate objectives, including objectives related to our financial condition, stock price performance, development of our product candidates, technical operations, regulatory filings and certain business development activities (although the weighting for such performance goals will differ between such executive officers).

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

Historically, we have granted options to our executive officers under our share option plan. Our share option plan permits the grant of stock options for shares of common stock. All equity incentive programs are administered by our compensation committee (other than grants of restricted share units to non-employee directors, which are overseen by the corporate governance and nominating committee and grants of stock options to certain new employees, which are overseen by the new employee option committee). To date, our equity incentive grants have consisted of options under the share option plan.

The size and terms of any initial option grants to new employees, including executive officers, at the time they join us is based largely on competitive conditions applicable to the specific position. For non-executive officer grants, our compensation committee has pre-approved a matrix showing appropriate levels of option grants for use in making offers to new employees.

In making its determination of the size of initial option grants for our current executive officers, our board of directors relied in part on survey data and peer group comparisons. In accordance with the offer letter of August 29, 2006, Dr. Kirkman, our chief executive officer, was granted an option to purchase 450,000 shares of our common stock at a price of Cdn.$7.38 per share. On May 3, 2007, Dr. Kirkman received an option to purchase 137,537 shares of our common stock at an exercise price per share of Cdn.$8.04, in connection with the terms of his offer letter, under which he was eligible to receive an additional option award to purchase a number of shares equal to 3% of any shares issued during his first year of employment with us. Such grant has vested, or will vest, in four equal annual installments of 34,384 shares on May 3, 2008, 2009, 2010, and 2011. Consistent with the provisions of our share option plan as in effect at the time of grant, the option was priced at the closing price of our shares of common stock on the Toronto Stock Exchange on the day immediately prior to the date of board approval. The exercise prices of all outstanding options granted to Dr. Kirkman prior to April 2008 were based on the Toronto Stock Exchange trading price and were priced in Canadian dollars. Beginning in April 2008, the exercise price of option grants were based on The NASDAQ Global Market trading price and were priced in U.S. dollars. On June 4, 2008, Dr. Kirkman received an additional option to purchase 45,000 shares of our common stock at an exercise price per share of $3.43. This grant has vested, or will vest, in four equal annual installments of 11,250 shares on June 4, 2009, 2010, 2011 and 2012. On March 11, 2009, Dr. Kirkman also received an additional option to purchase 100,000 shares of our common stock at an exercise price per share of $1.10. This grant has vested, or will vest, in four equal annual installments of 25,000 shares on March 11, 2010, 2011, 2012 and 2013. On December 3, 2009, Dr. Kirkman received an additional option to purchase 200,000 shares of our common stock at an exercise price per share of $4.71. This grant has vested, or will vest, in four equal annual installments of 50,000 shares on December 3, 2010, 2011, 2012 and 2013. Also, on December 1, 2010, Dr. Kirkman received an additional option to purchase 100,000 shares of our common stock at an exercise price per share of $3.32. This grant will vest as to 25,000 shares on December 1, 2011, with the balance vesting in monthly increments for 36 months following December 1, 2011, such that the option will be fully exercisable on December 1, 2014. Our compensation committee believes that the size and terms of Dr. Kirkman’s stock option grants were reasonable given our early stage of product development and skill requirements for senior management, Dr. Kirkman’s industry experience and background, and equity compensation arrangements for experienced chief executive officers at comparably situated companies.

In addition, our practice has been to grant refresher options to employees, including executive officers, when our board of directors or compensation committee believes additional unvested equity incentives are appropriate as a retention incentive. For example, in March 2009, December 2009 and December 2010, we granted refresher options to some of our employees (including our executive officers) pursuant to the standard vesting and other terms of our share option plan. We expect to continue this practice in the future in connection with the compensation committee’s annual performance review, generally conducted at the beginning of each year. In making its determination concerning additional option grants, our compensation committee will also consider, among other factors, prior individual performance in his or her role as an executive officer, or employee, of our company, and the size of the individual’s equity grants in the then-current competitive environment. Where our compensation committee has approved option grants for executive officers or other employees during a regular quarterly closed trading window under our insider trading policy, we have priced the options based on the closing sales price of our common stock on the first trading day after the window opened.

To date, our equity incentives have been granted with time-based vesting. Prior to May 2010, most option grants approved by the compensation committee vest and become exercisable in four equal annual installments beginning on the first anniversary of the grant date. Beginning in May 2010, our compensation committee approved changes to our standard option grant vesting schedule. The revised vesting schedule provides that twenty-five percent of the shares of common stock underlying an option vest and become exercisable on the first anniversary of the grant date and 1/48th of the shares of common stock underlying such option vest and become exercisable on each monthly anniversary of the grant date, such that the option will be fully exercisable on the fourth anniversary of the grant date. We expect that additional option grants to continuing employees will typically vest over this same schedule. Although our practice in recent years has been to provide equity incentives principally in the form of stock option grants that vest over time, our compensation committee may consider alternative forms of equity in the future, such as performance shares, restricted share units or restricted stock awards with alternative vesting strategies based on the achievement of performance milestones or financial metrics.

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

During 2010, we granted, in the aggregate, the following options to our executive officers as follows:

Named Executive Officer(1)	Options (#)

Robert Kirkman	100,000
Julia Eastland	90,000
Gary Christianson	50,000
Diana Hausman	50,000
Scott Peterson	50,000

(1)	Shashi Karan separated from employment on October 5, 2010, and was not granted any options in 2010.

Benefits

We provide the following benefits to our named executive officers, generally on the same basis provided to all of our employees:

•	health, dental insurance and vision (for the employee and eligible dependents);

•	flexible spending accounts for medical and dependent care;

•	life insurance;

•	employee assistance plan (for the employee and eligible dependents);

•	short- and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan with an employer match into the plan.

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

All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on December 31, 2010, are described in “— Employment Agreements and Offer Letters” and “— Potential Payments on Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2010, Richard Jackson, Christopher Henney and W. Vickery Stoughton served on our compensation committee. During 2010, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

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

COMPENSATION COMMITTEE

Richard Jackson, Chairman
Christopher Henney
W. Vickery Stoughton

Summary Compensation Table — 2010, 2009, and 2008

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during each of 2008, 2009 and 2010. We refer to these officers in this Annual Report on Form 10-K as the “named executive officers.”

				Non-Equity
				Incentive Plan	All Other
		Salary	Option Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)

Robert Kirkman(4)	2010	$386,250	$246,000	$135,188	$11,923	$779,361
President, Chief Executive	2009	375,000	796,412	131,250	11,586	1,314,248
Officer and Director	2008	375,000	131,737	176,250	15,066	698,053
Julia Eastland(5)	2010	79,647	220,600	25,000	106	325,353
Chief Financial Officer, Secretary and Vice President, Corporate Development
Shashi Karan(6)	2010	144,058	—	—	48,327	192,385
Corporate Controller and	2009	165,000	183,932	29,700	5,961	384,593
Secretary	2008	112,500	29,275	22,500	3,575	167,850
Gary Christianson(7)	2010	275,000	123,000	74,883	8,586	481,469
Chief Operating Officer	2009	250,000	380,868	70,000	7,836	708,704
	2008	247,200	43,912	93,500	31,198	415,810
Diana Hausman(8)	2010	298,700	123,000	67,476	9,297	498,473
Vice President, Clinical Development	2009	96,667	289,222	29,000	3,012	417,501
Scott Peterson(9)	2010	180,250	123,000	37,312	5,743	346,305
Vice President, Research and	2009	72,917	287,250	18,229	2,109	380,505
Development

(1)	These amounts represent the aggregate grant date fair value of option awards for fiscal years 2008, 2009 and 2010. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal years 2008, 2009 or 2010. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Stock-Based Compensation” and “Note 9 — Stock-Based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	The amounts in this column represent total performance-based bonuses earned for services rendered during the year under our performance review policy, for 2008, 2009 and 2010, for executive officers, in which all employees were eligible to participate. Under the applicable bonus plan for each year, each executive was eligible to receive a cash bonus based on achievement of a combination of corporate or divisional objectives. Please see “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K for additional information regarding our variable cash compensation policies for executive officers.

(3)	Except as disclosed in the other footnotes, the amounts in this column consist of contributions made by us pursuant to our 401(k) plan.

(4)	Amounts listed in “All Other Compensation” include life insurance premiums of $336 for each of 2008, 2009 and 2010.

(5)	Ms. Eastland’s employment with the Company began on September 7, 2010. Amounts listed in “All Other Compensation” include life insurance premiums of $106.

(6)	Mr. Karan’s employment with the Company began on April 1, 2008 and he separated from employment on October 5, 2010. Amounts listed in “All Other Compensation” include life insurance premiums of $252, $336 and $255 for 2008, 2009 and 2010, respectively, and a severance payment made in accordance with a separation agreement by and between us and Mr. Karan of $43,750, equivalent to three months of his base salary for 2010.

(7)	Amounts listed in “All Other Compensation” include life insurance premiums of $336 for each of 2008, 2009 and 2010 and $22,246 for relocation costs in 2008.

(8)	Dr. Hausman’s employment with the Company began on September 1, 2009. Amounts listed in “All Other Compensation” include life insurance premiums of $112 and $336 for 2009 and 2010, respectively.

(9)	Dr. Peterson’s employment with the Company began on August 1, 2009. Amounts listed in “All Other Compensation” include life insurance premiums of $140 and $336 for 2009 and 2010, respectively.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer during 2010 under any of our incentive plans or equity plans.

		Estimated Future
		Payouts
		Under Non-Equity	All Other Option
		Incentive	Awards: Number of	Exercise or Base	Grant Date Fair
		Plan Awards	Securities Underlying	Price of Option	Value of Stock and
	Grant Date	Target	Options	Awards	Option Awards
Name(1)	(2)	($)(3)(4)	(#)	($/Sh)(2)	($)(5)

Robert L. Kirkman(6)	December 1, 2010	$193,125	100,000	$3.32	$246,000
Julia Eastland(7)	November 10, 2010	—	40,000	3.31	97,600
	December 1, 2010	75,000	50,000	3.32	123,000
Gary Christianson(8)	December 1, 2010	96,250	50,000	3.32	123,000
Diana Hausman(9)	December 1, 2010	89,610	50,000	3.32	123,000
Scott Peterson(10)	December 1, 2010	45,063	50,000	3.32	123,000

(1)	Shashi Karan separated from employment on October 5, 2010. Table does not reflect $35,000 estimated future payout with respect to a performance bonus he would have been eligible to receive had he remained employed with us.

(2)	Except as otherwise noted below and consistent with the provisions of our share option plan in effect at the date of grant, options were priced at the closing sales price of our shares of common stock in trading on The NASDAQ Global Market on the grant date.

(3)	Performance bonuses were earned in 2010. The actual amounts paid to each of the named executive officers for 2010 are set forth in the individual footnotes below.

(4)	There was no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2010 non-equity incentive plan awards, pursuant to the description set forth under the heading “— Compensation Discussion and Analysis — Variable Cash Compensation— Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K.

(5)	These amounts represent the grant date fair value of option awards granted in 2010. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2010. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Stock-Based Compensation” and “Note 9 — Stock-Based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(6)	On January 3, 2011, the compensation committee approved a performance bonus of $135,188 under the performance review policy.

(7)	On January 3, 2011, the compensation committee approved a performance bonus of $25,000 under the performance review policy, which represents a bonus paid at target and pro-rated for her length of service during 2010.

(8)	On January 3, 2011, the compensation committee approved a performance bonus of $74,883 under the performance review policy.

(9)	On January 3, 2011, the compensation committee approved a performance bonus of $67,476 under the performance review policy.

(10)	On January 3, 2011, the compensation committee approved a performance bonus of $37,312 under the performance review policy.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2010 for each of the named executive officers. Except as set forth in the footnotes to the following table, each stock option is fully vested.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option Exercise
	Unexercised Options	Unexercised Options		Price ($Cdn. or		Option Expiration
Name	(#) Exercisable	(#) Unexercisable		$U.S.)(1)		Date

Robert Kirkman	450,000	—	(2)	Cdn. $	7.38	August 29, 2014
	103,153	34,384	(3)	Cdn. $	8.04	May 3, 2015
	22,500	22,500	(4)		$3.43	June 4, 2016
	25,000	75,000	(5)		$1.10	March 11, 2017
	50,000	150,000	(6)		$4.71	December 3, 2017
	—	100,000	(7)		$3.32	December 1, 2018
Julia Eastland	—	40,000	(8)		$3.31	November 10, 2018
	—	50,000	(7)		$3.32	December 1, 2018
Shashi Karan(12)	5,000	5,000	(4)		$3.43	April 3, 2011
	1,875	5,625	(5)		$1.10	April 3, 2011
	—	50,000	(6)		$4.71	April 3, 2011
Gary Christianson	12,500	4,166	(9)	Cdn. $	6.72	June 29, 2015
	7,500	7,500	(4)		$3.43	June 4, 2016
	7,500	22,500	(5)		$1.10	March 11, 2017
	25,000	75,000	(6)		$4.71	December 3, 2017
	—	50,000	(7)		$3.32	December 1, 2018
Diana Hausman	7,500	22,500	(10)		$4.96	September 1, 2017
	12,500	37,500	(6)		$4.71	December 3, 2017
	—	50,000	(7)		$3.32	December 1, 2018
Scott Peterson	6,250	18,750	(11)		$6.56	August 1, 2017
	12,500	37,500	(6)		$4.71	December 3, 2017
	—	50,000	(7)		$3.32	December 1, 2018

(1)	In April 2008, the board of directors approved an amendment to the Company’s amended and restated share option plan, which provided that the exercise price of any future grants would equal the closing price of the Company’s common stock traded on The NASDAQ Global Market on the date of grant. Unless otherwise indicated, all exercise prices are denominated in U.S. dollars.

(2)	This stock option fully vests on August 29, 2009, and vests at a rate of 1/3 annually on the anniversary of grant.

(3)	This stock option fully vests on May 3, 2011, and vests at a rate of 1/4 annually on the anniversary of grant.

(4)	Except for Mr. Karan’s option, which ceased to vest on October 5, 2010 (the date of his separation from employment), this stock option fully vests on June 4, 2012, and vests at a rate of 1/4 annually on the anniversary of grant.

(5)	Except for Mr. Karan’s option, which ceased to vest on October 5, 2010 (the date of his separation from employment), this stock option fully vests on March 11, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(6)	Except for Mr. Karan’s option, which ceased to vest on October 5, 2010 (the date of his separation from employment), this stock option fully vests on December 3, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(7)	This stock option fully vests on December 1, 2014, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

(8)	This stock option fully vests on September 7, 2014, and 1/4 vests on September 7, 2011, with the balance vesting in monthly increments for 36 months following September 7, 2011.

(9)	This stock option fully vests on June 29, 2011, and vests at a rate of 1/4 annually on the anniversary of grant.

(10)	This stock option fully vests on September 1, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(11)	This stock option fully vests on August 1, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(12)	Separated from employment on October 5, 2010. In accordance with the separation agreement by and between us and Mr. Karan, only options vested as of October 5, 2010 were exercisable as of December 31, 2010, and options may only be exercised for up to 180 days from the separation date, or April 3, 2011.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options during 2010. We have not granted any stock awards to date.

Employment Agreements and Offer Letters

Unless stated otherwise, all compensation data in the section below are expressed in U.S. dollars.

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

Robert Kirkman

On August 29, 2006, we entered into an offer letter with Robert Kirkman, M.D., our president and chief executive officer. In consideration for his services, Dr. Kirkman was initially entitled to receive a base salary of $320,000 per year, subject to increases as may be approved by the compensation committee. In January 2008, Dr. Kirkman’s base salary was increased to $375,000 for 2008. Dr. Kirkman’s base salary remained at $375,000 for 2009, but was increased to $386,250 for 2010. On January 3, 2011, the compensation committee increased Dr. Kirkman’s salary to $398,000 for 2011. Dr. Kirkman is also entitled to receive a performance bonus of up to 50% of his base salary based on his achievement of predetermined objectives and on January 3, 2010, Dr. Kirkman received a performance bonus of $135,188. In addition, the compensation committee may award, in its sole discretion, Dr. Kirkman additional performance bonuses in recognition of his performance and on March 6, 2009, Dr. Kirkman received a special bonus of $120,000 for the successful completion of our December 2008 transaction with Merck KGaA.

In accordance with the offer letter of August 29, 2006, Dr. Kirkman was granted an option to purchase 450,000 shares of our common stock at a price of Cdn.$7.38 per share. As a result of the ProlX acquisition, which we completed in October 2006, and the financing we completed in December 2006, on May 3, 2007, Dr. Kirkman was granted an additional option to purchase 137,537 shares of our common stock on May 3, 2007 at an exercise price of Cdn.$8.04, in connection with the terms of his offer letter, under which he was eligible to receive an additional option award to purchase a number of shares equal to 3% of any shares issued during his first year of employment with us and all of his options will vest if there is a change of control transaction.

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

Shashi Karan

We entered into an offer letter dated March 24, 2008 with Shashi Karan, our former corporate controller and corporate secretary. In consideration for his services, Mr. Karan was initially entitled to receive a base salary of $150,000 per year, subject to increases as may be approved by the compensation committee. In March 2009 and December 2009, Mr. Karan’s base salary was increased to $165,000 for 2009 and $175,000 for 2010, respectively. Mr. Karan was also entitled to receive a performance bonus of up to 20% of his base salary based on his achievement of predetermined objectives. On October 5, 2010, Mr. Karan resigned as our corporate controller and corporate secretary and, thus, he did not receive a performance bonus for 2010.

Under the terms of a separation agreement dated October 5, 2010, which we entered into with Mr. Karan, Mr. Karan was paid a lump sum payment of $43,750, which is equivalent to three month’s base salary, less required withholding.

Julia Eastland

We are parties to an offer letter dated August 17, 2010 with Julia Eastland, our chief financial officer, secretary and vice president, corporate development. In consideration for her services, Ms. Eastland was initially entitled to receive a base salary of $250,000 per year, subject to increases as may be approved by the compensation committee. In January 2011, Ms Eastland’s base salary was increased to $252,500 for 2011. Ms. Eastland is also entitled to receive a performance bonus of up to 30% of her base salary based on her achievement of predetermined objectives and on January 3, 2011, Ms. Eastland received a performance bonus of $25,000, which represented a bonus paid at target and pro-rated for her length of service during 2010.

In accordance with the offer letter, Ms. Eastland was granted an option to purchase 40,000 shares of our common stock at a price of $3.31 per share and 100% of these shares will vest if there is a change of control transaction.

Pursuant to the terms of the offer letter, Ms. Eastland will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Additionally, if Ms. Eastland is terminated without cause (as defined in the offer letter), she will receive the following benefits:

•	lump sum payment of nine month’s base salary, less required withholding; and

•	lump sum payment of nine month’s equivalent of performance review bonus at target, less required withholding.

Gary Christianson

We are parties to an offer letter dated June 29, 2007 with Gary Christianson, our chief operating officer. In consideration for his services, Mr. Christianson was initially entitled to receive a base salary of $240,000 per year, subject to increases as may be approved by the compensation committee. In January 2008, March 2009 and December 2009, Mr. Christianson’s base salary was increased to $247,200 for 2008, $250,000 for 2009 and $275,000 for 2010, respectively. In January 2011, Mr. Christianson’s base salary was increased to $283,250 for 2011. Mr. Christianson is also entitled to receive a performance bonus of up to 35% of his base salary based on his achievement of predetermined objectives and on January 3, 2011, Mr. Christianson received a performance bonus of $74,883. In addition, the compensation committee may award, in its sole discretion, Mr. Christianson additional performance bonuses in recognition of his performance and on March 6, 2009, Mr. Christianson received a special bonus of $20,000 for the successful completion of our December 2008 transaction with Merck KGaA.

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

Diana Hausman

We are parties to an offer letter dated July 6, 2009 with Diana Hausman, M.D., our vice president of clinical development. In consideration for her services, Dr. Hausman was initially entitled to receive a base salary of $290,000 per year, subject to increases as may be approved by the compensation committee. In December 2009, Dr. Hausman’s base salary was increased to $298,700 for 2010. In January 2011, Dr. Hausman’s base salary was increased to $307,750 for 2011. Dr. Hausman is also entitled to receive a performance bonus of up to 30% of her base salary based on her achievement of predetermined objectives and on January 3, 2011, Dr. Hausman received a performance bonus of $67,476.

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

Scott Peterson

We are parties to an offer letter dated June 4, 2009 with Scott Peterson, Ph.D., our vice president of research and development. In consideration for his services, Dr. Peterson was initially entitled to receive a base salary of $175,000 per year, subject to increases as may be approved by the compensation committee. In December 2009, Dr. Peterson’s base salary was increased to $180,250 for 2010. In January 2011, Dr. Peterson’s base salary was increased to $200,000 for 2011. Dr. Peterson is also entitled to receive a performance bonus of up to 25% of his base salary based on his achievement of predetermined objectives and on January 3, 2011, Dr. Peterson received a performance bonus of $37,312. In January 2011, the compensation committee increased Dr. Peterson’s target performance bonus percentage from 25% to 30% for 2011.

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

Potential Payments Upon Termination or Change in Control

The tables below describe the payments and benefits our named executive officers would be entitled to receive assuming the occurrence on December 31, 2010 of either a change of control transaction or termination of their employment without “cause” (as defined below). For additional details regarding the payments and benefits our named executive officers are entitled to, please see “— Employment Agreements and Offer Letters” included elsewhere in this Annual Report on Form 10-K.

Robert L. Kirkman

	Change of Control			Termination Other Than for Cause(3)
	Equity			Equity
	Acceleration	Salary	Insurance	Acceleration	Salary	Insurance
Name	(1)	(2)	Benefits	(4)	(5)	Benefits

Robert L. Kirkman	$162,000	$1,158,750	$—	$—	$579,375	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2010, assuming a stock price of $3.26 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2010.

(2)	The amount shown in this column is a lump sum payment equal to two times Dr. Kirkman’s base salary for 2010 plus two year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Kirkman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Dr. Kirkman’s offer letter, “cause” includes, among other things (i) willful engaging in illegal conduct or gross misconduct which is injurious to us, (ii) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (iii) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (iv) material breach of any of our written policies, or (v) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Kirkman is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to Dr. Kirkman’s base salary for 2010 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following termination other than for cause, subject to any payment delay in order to comply with Section 409A of the Internal Revenue Code.

Shashi Karan

Mr. Karan separated from employment in October 2010. Under the terms of a separation and release agreement, we made a lump sum payment to Mr. Karan in an amount equal to three month’s base salary, or $43,750. We also continued to pay Mr. Karan’s COBRA premiums through December 31, 2010, or an aggregate amount of $511. Under the agreement, all of Mr. Karan’s options ceased to vest as of October 5, 2010, and remain exercisable for up to 180 days following the date of separation.

Julia Eastland

	Change of Control			Termination Other Than for Cause(3)
	Equity			Equity
	Acceleration	Salary	Insurance	Acceleration	Salary	Insurance
Name	(1)	(2)	Benefits	(4)	(5)	Benefits

Julia Eastland	$—	$325,000	$—	$—	$243,750	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Ms. Eastland on December 31, 2010, assuming a stock price of $3.26 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2010.

(2)	The amount shown in this column is a lump sum payment equal to Ms. Eastland’s base salary for 2010 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Ms. Eastland signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Ms. Eastland’s offer letter, “cause” includes, among other things (i) willful engaging in illegal conduct or gross misconduct which is injurious to us, (ii) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (iii) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (iv) material breach of any of our written policies, or (v) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Ms. Eastland is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to nine months of Ms. Eastland’s base salary for 2010 plus nine month’s equivalent of her performance review bonus at target.

Gary Christianson

	Change of Control			Termination Other Than for Cause(3)
	Equity			Equity
	Acceleration	Salary	Insurance	Acceleration	Salary	Insurance
Name	(1)	(2)	Benefits	(4)	(5)	Benefits

Gary Christianson	$48,600	$371,250	$—	$—	$278,437	$9,196

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Christianson on December 31, 2010, assuming a stock price of $3.26 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2010.

(2)	The amount shown in this column is a lump sum payment equal to Mr. Christianson’s base salary for 2010 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Mr. Christianson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Mr. Christianson’s offer letter, “cause” includes, among other things (i) willful engaging in illegal conduct or gross misconduct which is injurious to us, (ii) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (iii) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (iv) material breach of any of our written policies, or (v) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Mr. Christianson is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to nine months of Mr. Christianson’s base salary for 2010 plus nine month’s equivalent of his performance review bonus at target. If Mr. Christianson is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code and any final regulations and official guidance promulgated thereunder, at the time of his separation from service, then, if required, the amounts shown in this column, which are otherwise due on or within the six-month period following the separation from service will accrue, to the extent required, during such six-month period and will become payable in a lump sum payment six months and one day following the date of separation from service.

Diana Hausman

	Change of Control			Termination Other Than for Cause(3)
	Equity			Equity
	Acceleration	Salary	Insurance	Acceleration	Salary	Insurance
Name	(1)	(2)	Benefits	(4)	(5)	Benefits

Diana Hausman	$—	$388,310	$—	$—	$194,155	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Hausman on December 31, 2010, assuming a stock price of $3.26 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2010.

(2)	The amount shown in this column is a lump sum payment equal to Dr. Hausman’s base salary for 2010 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Hausman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Dr. Hausman’s offer letter, “cause” includes, among other things (i) willful engaging in illegal conduct or gross misconduct which is injurious to us, (ii) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (iii) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (iv) material breach of any of our written policies, or (v) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Hausman is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to six months of Dr. Hausman’s base salary for 2010 plus six month’s equivalent of her performance review bonus at target.

Scott Peterson

	Change of Control
Name	Equity Acceleration(1)	Salary(2)	Insurance Benefits

Scott Peterson	$—	$225,313	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Peterson on December 31, 2010, assuming a stock price of $3.26 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2010.

(2)	The amount shown in this column is a lump sum payment equal to Dr. Peterson’s base salary for 2010 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Peterson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

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

Share Reserve

The total number of shares of common stock issuable pursuant to options granted under our share option plan shall, at any time, be 10% of our issued and outstanding shares of common stock. We had reserved a total of 3,008,862 shares of our common stock for issuance pursuant to our share option plan as of December 31, 2010. As of December 31, 2010, options to purchase 2,075,025 shares of our common stock were outstanding and 933,837 shares of our common stock were available for future grant under our share option plan.

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

Transferability

Unless otherwise determined by the plan administrator, our share option plan generally does not allow for the sale or transfer of awards under our share option plan other than by will or the laws of descent and distribution, and awards may be exercised only during the lifetime of the participant and only by that participant or by the participant’s legal representative for up to 180 days following the participant’s death.

Additional Provisions

Our board of directors has the authority to amend (subject to stockholder approval in some circumstances) or discontinue our share option plan, so long as that action does not materially and adversely affect any option rights granted to a participant without the written consent of that participant.

During the period January 1 to December 31, 2010, options to purchase 449,500 shares of common stock were granted under our share option plan at a weighted average exercise price of $3.36 per share.

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

Share Reserve

We have reserved a total of 466,666 of our shares of common stock for issuance pursuant to our restricted share unit plan. As of December 31, 2010, grants covering 217,198 shares of our common stock were outstanding, 220,341 shares of our common stock were available for future grant under our restricted share unit plan and 29,127 shares had been issued upon conversion of RSUs.

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

The compensation committee extensively reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	significant weighting towards long-term incentive compensation discourages short-term risk taking; and

•	several categories of goals generally apply, so that if any particular goal is not achieved, then a disproportionate amount of total compensation is not forfeited.

Compensation of Directors

We pay our non-employee directors an annual cash fee of $50,000 for their service on our board of directors and its committees. We also pay the chairman of our board an additional annual fee of $50,000, the Chairman of our audit committee an additional annual fee of $25,000, and the Chairmen of our other standing committees of the board of directors an additional annual fee of $5,000 each. In addition, each non-employee member of our board is entitled to an annual restricted share unit grant equal to $30,000 divided by the closing price of our common stock on The NASDAQ Global Market on the date of grant. On March 11, 2009 and June 12, 2009, each board member (excluding Dr. Williams who did not join the board of directors until October 2009) received 19,352 RSUs and 2,076 RSUs, respectively, for fiscal year 2008. On December 4, 2009 each board member was awarded 6,185 RSUs for fiscal year 2009. On June 3, 2010 each board member was awarded 8,086 RSUs for fiscal year 2010. Board members receive cash compensation in U.S. dollars. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

Fiscal Year 2010 Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2010. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2010. All compensation numbers are expressed in U.S. dollars.

	Fees Earned	Stock
	or Paid in	Awards ($)
Name	Cash ($)	(1)(2)(3)	Total ($)

Christopher Henney	$105,000	$30,000	$135,000
Richard Jackson	55,000	30,000	85,000
Daniel Spiegelman	75,000	30,000	105,000
W. Vickery Stoughton	50,000	30,000	80,000
Douglas Williams	50,000	30,000	80,000

(1)	These amounts represent the aggregate grant date fair value of RSUs granted in 2010.

(2)	As of December 31, 2010, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (53,602 options, 89,076 RSUs); Dr. Jackson (9,359 options, 39,076 RSUs); Mr. Stoughton (12,136 options, 39,076 RSUs); Mr. Spiegelman (zero options, 35,699 RSUs); Dr. Williams (zero options, 14,271 RSUs).

(3)	Each RSU may be converted into one share of our common stock at the end of the grant period, which is five years for each of the RSUs granted prior to June 12, 2009 and two years for each of the RSUs granted on or after June 12, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2010

The following table sets forth the securities authorized for issuance under Oncothyreon’s equity compensation plans.

(C)
Number of
Securities
Remaining
Available for
	(A)		Future Issuance
	Number of	(B)	Under Equity
	Securities to be	Weighted	Compensation
	Issued Upon	Average	Plans
	Exercise of	Exercise Price	(Excluding
	Outstanding	of Outstanding	Securities
	Options,	Options,	Reflected in
	Warrants and	Warrants and	Column
Plan Category	Rights	Rights	(A))(1)

Equity compensation plans approved by security holders:
Share option plan ($Cdn.)(2)	815,275	$8.24	—
Share option plan ($U.S.)(2)	1,259,750	$3.71	933,837
RSU plan	217,198	N.A.	220,341
Equity compensation plans not approved by security holders	—	N.A.	—
Total	2,292,223	N.A.	1,154,178

(1)	All of these are available for grants of restricted stock, restricted share units and other full-value awards, as well as for grants of stock options and stock appreciation rights.

(2)	Under the terms of the Amended and Restated Share Option Plan, the total number of shares issuable pursuant to options under the plan is 10% of the issued and outstanding shares. Shares issued upon the exercise of options do not reduce the percentage of shares which may be issuable pursuant to options under the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of February 28, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group, including shares they had the right to acquire within 60 days after February 28, 2011.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)

5% Stockholders:
Ayer Capital Management, LP(4)	1,617,059	5.37%
Directors and Executive Officers:
Christopher Henney(5)	81,768	*
Richard Jackson(6)	17,525	*
W. Vickery Stoughton(7)	19,468	*
Daniel Spiegelman(8)	—	*
Douglas Williams(9)	—	*
Robert Kirkman(10)	683,986	2.22%
Gary Christianson(11)	61,461	*
Shashi Karan(12)	16,975	*
Julia Eastland	—	*
Diana Hausman(13)	20,000	*
Scott Peterson(14)	22,109	*
All directors and executive officers as a group (11 persons)(15)	923,292	2.98%

*	Represents less than 1% of class or combined classes.

(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)	Options and warrants exercisable within 60 days after February 28, 2011 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based on 30,088,628 shares of common stock issued and outstanding as of February 28, 2011.

(4)	Based on information of beneficial ownership as of December 31, 2010, included in a Schedule 13G/A filed with the SEC on February 15, 2011. The address of the Ayer Capital Management, LP is 230 California St., Suite 600, San Francisco, CA 94111.

(5)	Includes 53,602 shares of common stock that Dr. Henney has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011. Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2011.

(6)	Includes 9,359 shares of common stock that Dr. Jackson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011. Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2011.

(7)	Includes 12,136 shares of common stock that Mr. Stoughton has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011. Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2011.

(8)	Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2011.

(9)	Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2011.

(10)	Includes 675,653 shares of common stock that Dr. Kirkman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011.

(11)	Includes 60,000 shares of common stock that Mr. Christianson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011.

(12)	Includes 6,875 shares of common stock that Mr. Karan has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011. In accordance with the separation agreement by and between us and Mr. Karan, only options vested as of October 5, 2010 are exercisable, and options may only be exercised for up to 180 days from the separation date, or April 3, 2011.

(13)	Includes 20,000 shares of common stock that Dr. Hausman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011.

(14)	Includes 18,750 shares of common stock that Dr. Peterson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2011.

(15)	Includes 856,375 shares of common stock that can be acquired under outstanding options exercisable within 60 days after February 28, 2011.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

Approval of Related Party Transactions

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where the company was, is or will be involved and in which a related party had, has or will have a direct or indirect material interest. Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to (i) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000, (ii) transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction, (iii) transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction, and (iv) transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis. No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to (i) the benefits and perceived benefits to the company, (ii) the materiality and character of the related party’s direct and indirect interest, (iii) the availability of other sources for comparable products or services, (iv) the terms of the transaction, and (v) the terms available to unrelated third parties under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of the company and our stockholders. We have determined that there were no new related party transactions to disclose in 2010.

Indebtedness of Directors and Officers

None of our or any of our subsidiaries’ current or former directors or executive officers is indebted to us or any our subsidiaries, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us, or any of our subsidiaries. One non-executive employee is indebted to us for approximately $127,000 (excluding accrued and unpaid interest). As of December 31, 2010, an allowance for the remaining balance on the loan was recorded. For more information, see “Note 4 — Notes Receivable, Employees”.

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

Finally, the board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

ITEM 14.	Principal Accountant Fees and Services

In November 2010, we transitioned services from Deloitte & Touche LLP, the independent registered public accounting firm previously engaged to audit the Company’s consolidated financial statements and engaged Ernst & Young LLP as the Company’s registered independent public accounting firm.

Fees Billed to Us by Ernst & Young LLP and Deloitte & Touche LLP during Fiscal 2010

Audit Fees

Fees and related expenses for the 2010 integrated audit by Ernst & Young LLP totaled $257,000, of which $82,000 was billed to us in 2010.

Fees and related expenses for the 2009 audit by Deloitte & Touche LLP of our annual financial statements, its review of the financial statements included in our 2010 and 2009 quarterly reports and other services that are provided in connection with statutory and regulatory filings totaled $243,325 and $412,407, respectively.

Audit-Related Fees

For the years 2010 and 2009, Deloitte & Touche LLP billed us $250,684 and $66,272, respectively, for its services related to financings, acquisitions, consultations on accounting issues, and other audit-related matters.

Tax Fees

For the years 2010 and 2009, Deloitte & Touche LLP billed us $50,430 and $230,381, respectively, for professional services related to preparation of our tax returns and tax consulting.

All Other Fees

For the years 2010 and 2009, Deloitte & Touche LLP billed us $219,907 and $126,572, respectively, for other services related primarily to our efforts to monetize the tax losses in our Canadian subsidiary, Oncothyreon Canada Inc.

Policy on Audit Committee Pre Approval of Fees

In its pre-approval policy, the audit committee has authorized our chief executive officer or our chief financial officer to engage the services of Ernst & Young LLP with respect to items one through three and Deloitte & Touche LLP with respect to item four below:

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

Notwithstanding this delegation of authorization, the audit committee pre-approves all audit and non-audit related services performed by Ernst & Young LLP and Deloitte & Touche LLP. On an annual basis prior to the completion of the audit, the audit committee will review a listing prepared by management of all proposed non-audit services to be performed by the external auditor for the upcoming fiscal year, such listing to include scope of activity and estimated budget amount. The audit committee, if satisfied with the appropriateness of the services, will provide pre-approval of such services. If non-audit services are required subsequent to the annual pre-approval of services, management will seek approval of such services at the next regularly scheduled audit committee meeting. If such services are required prior to the next audit committee meeting, management will confer with the audit committee chairman regarding either conditional approval subject to full audit committee ratification or the necessity to reconvene a meeting. The audit committee has considered the non-audit services provided to us by our independent registered public accountants and has determined that the provision of such services is compatible with their independence.

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

(b) Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description

2	.1(a)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006 (incorporated by reference from Exhibit 2.1 to Registration Statement on Form S-4/A filed on October 29, 2007).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Reorganization dated November 7, 2007 (incorporated by reference from Exhibit 2.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on May 6, 2010).
3.1		Amended and Restated Certificate of Incorporation of Oncothyreon Inc. (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-4/A filed on September 27, 2007).
3.2		Bylaws of Oncothyreon Inc. (incorporated by reference from Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).
4.1		Form of registrant’s common stock certificate. (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4/A filed on September 27, 2007).
4.2		Registration Rights Agreement, dated July 6, 2010 between Oncothyreon Inc. and Small Cap Biotech Value, Ltd (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on July 7, 2010).
4.3		Registration Rights Agreement, dated September 28, 2010 by and among Oncothyreon Inc. and the signatories thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on September 27, 2010).
10	.1*	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Registration Statement on Form S-4/A filed on September 27, 2007).

Exhibit
Number		Description

10	.2†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996 (incorporated by reference from Exhibit 10.6 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.3†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000 (incorporated by reference from Exhibit 10.11 to Registration Statement on Form S-4/A filed on September 27, 2007).
10.4		Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002 (incorporated by reference from Exhibit 10.13 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.5†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001 (incorporated by reference from Exhibit 10.14 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.6†	Letter Agreement between Biomira Inc. and Cancer Research Technology Limited (formerly Imperial Cancer Research Technology Limited), dated March 9, 2004 (incorporated by reference from Exhibit 10.16 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.7†	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 29, 2004 (incorporated by reference from Exhibit 10.18 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.7(a)	First Amendment to Exclusive License Agreement between University of Arizona and Oncothyreon Inc., dated September 27, 2010.
10	.8†	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004 (incorporated by reference from Exhibit 10.19 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.9†	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004 (incorporated by reference from Exhibit 10.20 to Registration Statement on Form S-4/A filed on September 27, 2007).
10	.10†	Exclusive Patent License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated September 15, 2005 (incorporated by reference from Exhibit 10.21 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.10(a)	First Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated November 28, 2008.
10	.10(b)	Second Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated August 13, 2010.
10	.11*	Offer letter with Robert Kirkman, dated August 29, 2006 (incorporated by reference from Exhibit 10.27 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.11(a)*	Amendment to Robert Kirkman Offer Letter dated December 31, 2008 (incorporated by reference from Exhibit 10.18(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 30, 2009).
10	.11(b)*	Amendment to Robert Kirkman Offer Letter dated December 3, 2009 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 7, 2009).

Exhibit
Number		Description

10	.12†	Letter Agreement between the University of Arizona and Biomira Inc., dated October 6, 2006 (incorporated by reference from Exhibit 10.28 to Registration Statement on Form S-4 filed on September 12, 2007).
10.13		Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.43 to Registration Statement on Form S-4 filed on September 12, 2007).
10.14		General Security Agreement between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.44 to Registration Statement on Form S-4 filed on September 12, 2007).
10.15		Promissory Note between Jeffrey Millard and Biomira Inc., dated November 8, 2006 (incorporated by reference from Exhibit 10.49 to Registration Statement on Form S-4 filed on September 12, 2007).
10	.15(a)	Note Amendment Agreement by and between Oncothyreon Inc. and Jeffrey Millard, dated April 20, 2008 (incorporated by reference from Exhibit 10.36(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 30, 2009).
10	.16*	Offer Letter with Gary Christianson, dated June 29, 2007 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10	.16(a)*	Amendment to Gary Christianson Offer Letter dated December 31, 2008 (incorporated by reference from Exhibit 10.40(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 30, 2009).
10	.16(b)*	Amendment to Gary Christianson Offer Letter dated December 3, 2009 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on December 7, 2009).
10.17		Sublease Agreement between Muze Inc. and Oncothyreon Inc., dated May 9, 2008 (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10.18		Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008 (incorporated by reference from Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10.19		Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008 (incorporated by reference from Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008).
10	.20†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed on May 15, 2009).
10	.21*	Offer Letter dated March 24, 2008 between Oncothyreon Inc. and Shashi Karan (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on March 11, 2009).
10	.21(a)*	Amendment to Shashi Karan Offer Letter dated December 3, 2009 (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed on December 7, 2009).
10.22		Form of Warrant (incorporated by reference from Annex A to the Company’s free writing prospectus, dated as of May 19, 2009, and filed on May 20, 2009).

Exhibit
Number		Description

10	.23*	Offer Letter dated June 9, 2009 between Oncothyreon Inc. and Scott Peterson, Ph.D. (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 15, 2009).
10	.23(a)*	Amendment to Scott Peterson Offer Letter dated December 3, 2009 (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on December 7, 2009).
10	.24*	Offer Letter dated July 6, 2009 between Oncothyreon Inc. and Diana Hausman, M.D. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009).
10	.24(a)*	Amendment to Diana Hausman Offer Letter dated December 3, 2009 (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on December 7, 2009).
10.25		Form of Warrant (incorporated by reference from Annex A to the Company’s free writing prospectus, dated as of August 4, 2009, and filed on August 5, 2009).
10	.26*	Amended and Restated Share Option Plan (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2009).
10	.27*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009).
10	.28*	Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2009).
10	.29*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit 10 to Current Report on Form 8-K filed on June 15, 2009).
10.30		Common Stock Purchase Agreement by and among Biomira Inc., Biomira International Inc. and Merck KGaA dated May 2, 2001 (incorporated by reference from Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on May 6, 2010).
10.31		Tax Indemnity Agreement by and between Biomira International Inc. and Merck KGaA dated May 3, 2001 (incorporated by reference from Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on May 6, 2010).
10.32		Common Stock Purchase Agreement, dated July 6, 2010 between Oncothyreon Inc. and Small Cap Biotech Value, Ltd (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2010).
10.33		Engagement Letter, dated as of July 6, 2010 between Oncothyreon Inc. and Reedland Capital Partners, an Institutional Division of Financial West Group (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on July 7, 2010).
10	.34*	2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 8, 2010).
10	.35*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 8, 2010).
10	.36*	Offer letter with Julia M. Eastland, dated August 17, 2010 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 31, 2010).
10.37		Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 27, 2010).

Exhibit
Number		Description

10	.37(a)	Amendment No. 1 to the Securities Purchase Agreement, dated September 28, 2010 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2010).
10.38		Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended (incorporated by reference from Exhibit 10.49 to Registration Statement on Form S-1 filed on October 4, 2010).
10.39		Loan and Security Agreement between Oncothyreon Inc. and General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on February 9, 2011).
10.40		Promissory Note issued by Oncothyreon Inc. to General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on February 9, 2011).
10.41		Form of Warrant to Purchase Common Stock issued by Oncothyreon Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on February 9, 2011).
16.1		Letter to Securities and Exchange Commission from Deloitte & Touche LLP, dated November 19, 2010 (incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K/A filed November 19, 2010).
21.1		Subsidiaries of Oncothyreon Inc.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Julie Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Julie Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plan or Agreement.

†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 14, 2011.

ONCOTHYREON INC

By:	/s/ Robert L. Kirkman
Robert L. Kirkman
President, CEO and Director

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert L. Kirkman and Julia M. Eastland and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Kirkman Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011

/s/ Julia M. Eastland Julia M. Eastland	Chief Financial Officer, Secretary and Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Christopher S. Henney Christopher S. Henney	Chairman and Director	March 14, 2011

/s/ Richard L. Jackson Richard L. Jackson	Director	March 14, 2011

/s/ Daniel K. Spiegelman Daniel K. Spiegelman	Director	March 14, 2011

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	March 14, 2011

/s/ Douglas Williams Douglas Williams	Director	March 14, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oncothyreon Inc.

We have audited the accompanying consolidated balance sheet of Oncothyreon Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncothyreon Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oncothyreon Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Oncothyreon Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oncothyreon Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Seattle, Washington
May 5, 2010

ONCOTHYREON INC.

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In thousands, except
	share and per share amounts)

ASSETS
Current
Cash and cash equivalents	$5,514	$18,974
Short-term investments	23,363	14,244
Accounts and other receivables	131	41
Government grant receivable	489	—
Notes receivable from employees, net	—	36
Prepaid expenses	583	233

	30,080	33,528
Property and equipment, net	1,958	2,076
Lease deposits	206	354
Notes receivable from employees	—	150
Other assets	84	—
Goodwill	2,117	2,117

Total assets	$34,445	$38,225

LIABILITIES
Current
Accounts payable	$624	$600
Accrued liabilities	533	653
Accrued compensation and related liabilities	686	804
Current portion of deferred revenue	18	18

	1,861	2,075
Notes payable	199	199
Noncurrent portion of deferred revenue	127	149
Deferred rent	388	295
Warrant liability	12,983	10,059
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	15,588	12,807

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,088,628 and 25,753,405 shares issued and outstanding	353,850	345,836
Additional paid-in capital	17,328	16,285
Accumulated deficit	(347,255)	(331,637)
Accumulated other comprehensive loss	(5,066)	(5,066)

	18,857	25,418

Total liabilities and equity	$34,445	$38,225

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Revenues
Licensing revenue from collaborative and license agreements	$18	$2,051	$24,713
Contract manufacturing	—	—	15,582
Licensing, royalties, and other revenue	—	27	—

Total revenues	18	2,078	40,295
Operating Expenses
Research and development, net	11,241	6,081	8,783
Manufacturing	—	—	13,675
General and administrative	7,799	6,589	10,284
Depreciation and amortization	462	269	422

Total operating expenses	19,502	12,939	33,164

Income (loss) from operations	(19,484)	(10,861)	7,131
Investment and other (income) expense, net	(636)	8	(298)
Interest expense	—	—	7
Change in fair value of warrant liability	(3,030)	6,150	—

Income (loss) before income taxes	(15,818)	(17,019)	7,422
Income tax (benefit) provision	(200)	200	—

Net income (loss)	(15,618)	(17,219)	7,422

Earnings (loss) per share — basic	$(0.58)	$(0.76)	$0.38

Earnings (loss) per share — diluted	$(0.58)	$(0.76)	$0.38

Shares used to compute basic earnings (loss) per share	26,888,588	22,739,138	19,490,621

Shares used to compute diluted earnings (loss) per share	26,888,588	22,739,138	19,570,170

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Number	Value	Capital	Deficit	(Loss)/Income	Equity
	(In thousands, except share amounts)

Balance at January 1, 2008	19,485,889	$324,992	$13,636	$(321,840)	$(5,066)	$11,722

Restricted stock units converted	6,543	51	(51)	—	—	—
Share-based employee compensation expense	—	—	1,509	—	—	1,509
Net income	—	—	—	7,422	—	7,422

Balance at December 31, 2008	19,492,432	325,043	15,094	(314,418)	(5,066)	20,653

Common stock issued, net of offering costs of $0.4 million	6,159,495	20,013	—	—	—	20,013
Warrant exercises	91,558	668	—	—	—	668
Warrants expiration	—	37	—	—	—	37
Restricted stock units converted	9,920	75	(75)	—	—	—
Restricted stock units expense	—	—	257	—	—	257
Share-based employee compensation expense	—	—	1,009	—	—	1,009
Net loss	—	—	—	(17,219)	—	(17,219)

Balance at December 31, 2009	25,753,405	345,836	16,285	(331,637)	(5,066)	25,418

Common stock issued, net of offering costs of $1.2 million	4,302,791	7,849	—	—	—	7,849
Employee stock purchase plan	20,434	58	—	—	—	58
Restricted stock units converted	9,498	80	(80)	—	—	—
Restricted stock units expense	—	—	150	—	—	150
Share-based employee compensation expense	—	—	973	—	—	973
Stock option exercise	2,500	—	—	—	—	—
Warrants expiration	—	27	—	—	—	27
Net loss	—	—	—	(15,618)	—	(15,618)

Balance at December 31, 2010	30,088,628	$353,850	$17,328	$(347,255)	$(5,066)	$18,857

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(15,618)	$(17,219)	$7,422
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	462	269	422
Share-based equity facility structuring fee	200	—	—
Stock-based compensation expense	1,123	1,266	1,509
Provision for notes receivable, employees	154	—	—
Change in fair value of warrant liability	(3,030)	6,150	—
Loss (gain) on disposal of property and equipment	6	7	(48)
Proceeds from collaborative agreements	—	—	3,000
Proceeds from contract manufacturing	—	—	4,060
Changes in assets and liabilities:
Accounts and other receivable	(58)	1,782	194
Government grants receivable	(489)	40	512
Prepaid expenses	(350)	151	144
Inventory	—	—	5,069
Long term deposits	148	—	(354)
Other assets	(84)	—	—
Accounts payable	(2)	147	166
Accrued liabilities	(120)	(997)	(1,808)
Accrued compensation and related liabilities	(118)	(803)	(216)
Noncurrent portion of deferred revenue	(22)	(15)	(25,143)
Deferred rent	93	110	185

Net cash used in operating activities	(17,705)	(9,112)	(4,886)

Cash flows from investing activities
Purchases of short-term investments	(29,331)	(16,127)	(22,376)
Redemption of short-term investments	20,212	1,883	34,246
Purchases of property and equipment	(324)	(1,433)	(744)
Proceeds from sale of plant and equipment	—	—	548
Payments received on notes receivable from employees	—	34	151

Net cash provided by (used in) investing activities	(9,443)	(15,643)	11,825

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	13,688	24,563	—
Repayment of capital lease obligations	—	—	(93)

Net cash provided by (used in) financing activities	13,688	24,563	(93)

Net cash	(13,460)	(192)	6,846
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	285

Increase (decrease) in cash and cash equivalents	(13,460)	(192)	7,131
Cash and cash equivalents, beginning of year	18,974	19,166	12,035

Cash and cash equivalents, end of year	$5,514	$18,974	$19,166

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$7

Income taxes paid	$—	$200	$—

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010, 2009 and 2008

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

Basis of consolidation

The Company’s consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, including Oncothyreon Canada Inc., Biomira Management Inc., ProlX Pharmaceuticals Corporation, Biomira BV and Oncothyreon Luxembourg. All intercompany balances and transactions have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make complex and subjective judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. By their nature, these judgments are subject to an inherent degree of uncertainty and as a consequence actual results may differ from those estimates.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of 90 days or less at the time of purchase. At December 31, 2010, cash and cash equivalents was comprised of $4.3 million in cash and $1.2 million in certificates of deposit. As of December 31, 2009, cash and cash equivalents was comprised of $9.6 million in cash, $8.0 million in money market investments, and $1.4 million in certificates of deposit. The carrying value of cash equivalents approximates their fair value.

Investments

Investments are classified as available for sale securities and are carried at market value with unrealized temporary holding gains and losses, where applicable, excluded from income and reported in other comprehensive income (loss) and also as a net amount in accumulated other comprehensive income until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. As of December 31, 2010 and 2009, short term investments consisted of certificates of deposits denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation. All asset classes

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

purchased are limited to a final maturity from purchase date of twelve months. Due to the nature of the short term investments there were no unrealized gains or losses recorded in any of the periods presented. The Company is exposed to credit risk on its cash equivalents and short-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings.

Derivative financial instruments

The Company does not utilize derivative financial instruments. Warrants issued in connection with the Company’s May 2009 and September 2010 financings are recorded as liabilities as both have the potential for cash settlement upon the occurrence of a fundamental transaction (as defined in the warrant, see “Note 8 — Share Capital”). Changes in the fair value of the warrants are recognized in the consolidated statements of operations.

Accounts and other receivables

Accounts and other receivables are reviewed whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. At this time, the Company does not deem an allowance to be necessary.

Property and equipment, depreciation and amortization

Property and equipment are recorded at cost and depreciated over their estimated useful lives on a straight-line basis, as follows:

Scientific and office equipment	5 years
Computer software and equipment	3 years
Leased equipment	Shorter of useful life or the term of the lease
Leasehold improvements	Shorter of useful life or the term of the lease

Long-lived assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its estimated fair value. Fair value is determined by management through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment charges recorded for any of the periods presented.

Goodwill

Goodwill is carried at cost and is not amortized, but is reviewed annually for impairment on October 1 of each year or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. There were no impairment charges recorded for any of the periods presented.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company has historically generated revenue from the following activities:

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

If the Company has continuing obligations under a collaborative agreement and the deliverables within the collaboration cannot be separated into their own respective units of accounting, the Company utilizes a Multiple Attribution Model for revenue recognition as the revenue related to each deliverable within the arrangement should be recognized upon the culmination of the separate earnings processes and in such a manner that the accounting matches the economic substance of the deliverables included in the unit of accounting. As such, (1) up-front cash payments are recorded as deferred revenue and recognized as revenue ratably over the period of performance under the applicable agreement and (2) contingent payments are recorded as deferred revenue when receivable and recognized as revenue ratably over the estimated period of the Company’s ongoing obligations. Royalties based on reported sales of licensed products, if any, are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectibility is reasonably assured.

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Government grants

Funds received pursuant to government grants are is recognized when the related research and development expenditures that qualify for grants are made and the Company has complied with the conditions for the receipt of the government grants. Government grants are recorded as other income or applied to reduce eligible expenses incurred, depending upon the circumstances surrounding timing of grant funding. Prior to 2010, the Company credited funding received from government research and development grants against research and development expenses since the grants were received in the same period as expenditures were incurred. In 2010, the Company was awarded a federal grant for $0.5 million under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”) program for expenses incurred in 2009 and 2010, and recorded the funding received as other income in 2010.

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

Accumulated other comprehensive loss consists of cumulative translation adjustments related to the consolidation of the Company’s investments in foreign subsidiaries arising in periods prior to the change in functional currency. Should the Company liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, currently included as a component of other comprehensive loss, as a charge to earnings in the Company’s consolidated statement of operations and comprehensive income (loss).

Historically, the Company has purchased goods and services denominated primarily in U.S. and Canadian currencies and, to a lesser extent, in certain European currencies. Since the Company disposed of its Canadian operations in 2008, expenditures have been incurred primarily in U.S. dollars. The Company does not utilize derivative instruments. At December 31, 2010, the Company had a minimal amount of Canadian dollar denominated cash and cash equivalents.

Earnings per share

Basic earnings (loss) per common share were calculated using the weighted average number of common shares outstanding during the year.

In 2008, diluted earnings (loss) per common share were calculated on the basis of the weighted average number of shares outstanding during the period, plus the additional common shares that would have been outstanding if potentially dilutive common shares underlying stock options, restricted share units and warrants had been issued using the treasury stock method. In 2010 and 2009, 9,111,864 and 5,861,841 shares, respectively, were excluded from the calculations as they would be anti-dilutive.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company does not believe any uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements nor expects any material change in its position in the next 12 months. Penalties and interest, of which there are none, would be reflected in income tax expense.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Accumulated other comprehensive loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) primarily consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008.

Stock-based compensation

The Company recognizes in the statements of operations the estimated grant date fair value of share-based compensation awards granted to employees over the requisite service period. Stock-based compensation expense in the consolidated statements of operations is recorded on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period, with the offset to additional paid-in capital. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

3.	FAIR VALUE MEASUREMENTS

The Company measures at fair value certain financial assets and liabilities in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market funds (asset)	$—	$—	$—	$—	$8,039	$—	$—	$8,039
Certificates of deposits (asset)	—	23,363	—	23,363	—	14,244	—	14,244
Warrants (liability)	—	—	12,983	12,983	—	—	10,059	10,059

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices from similar assets or inputs other than

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of certificates of deposits denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation.

The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and subsequently marked to market at each financial reporting date. The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) estimated using the Black-Scholes option-pricing model with the following inputs:

	For the Year Ended December 31, 2010
	May 2009	September 2010
	Warrants	Warrants

Exercise price	$3.74	$4.24
Market value of stock at end of period	$3.26	$3.26
Expected dividend rate	0.0%	0.0%
Expected volatility	102.7%	92.2%
Risk-free interest rate	1.2%	1.9%
Expected life (in years)	3.40	4.75

For the
Year Ended
December 31,
2009
May 2009
Warrants

Exercise price	$3.92
Market value of stock at end of period	$5.39
Expected dividend rate	0.0%
Expected volatility	76.0%
Risk-free interest rate	2.4%
Expected life (in years)	4.40

The change in fair value of the warrants during the year ended December 31, 2010 was as follows (in thousands):

Balance at January 1, 2010	$10,059
Issuance of warrants	5,954
Change in fair value recorded in earnings	(3,030)

Balance at December 31, 2010	$12,983

On December 31, 2010, the Company changed the way it estimates volatility when determining the fair value of the warrants using the Black-Scholes model. Prior to December 31, 2010, the volatility was calculated using the Company’s historical stock price, and discounting it by 15% to give effect to estimated lowered volatility expected by warrant holders. Before estimating the fair value of the warrants on December 31, 2010, the Company commissioned a study on volatility, and determined that the most appropriate volatility to use as of December 31, 2010, and for the foreseeable future, is the unadjusted volatility calculated using the Company’s historical stock price. This change in estimate, included in the change in fair value recorded in earnings above, resulted in a $1.7 million increase in the fair value of the warrants as of December 31, 2010.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

4.	NOTES RECEIVABLE, EMPLOYEES

Pursuant to the acquisition of ProlX, the Company advanced cash of $0.3 million to certain employees of ProlX and a former director of ProlX. The principal amount of the loans, together with interest accrued at the rate of 5.0% per annum to the date of payment, was due and payable on April 28, 2009. The former director repaid his loan in 2008 and one former employee repaid $38,635 of interest and principal during 2009 and $39,200 was forgiven in 2010 subject to meeting certain conditions outlined in a subsequent consulting agreement. The original due date for the remaining loan was extended to April 28, 2011. Interest income of $7,000 and $9,000 related to these loans has been recorded in the consolidated statements of operations in 2010 and 2009, respectively.

Notes receivable, employees is reviewed whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. As of December 31, 2010, the Company intends to forgive the remaining loan in 2011 and therefore recorded an allowance of $153,720 for the remaining balance.

5.	PROPERTY AND EQUIPMENT

	2010
		Accumulated
		Depreciation	Net
		and	Carrying
	Cost	Amortization	Value
		(In thousands)

Scientific equipment	$1,321	$702	$619
Office equipment	27	8	19
Computer software and equipment	300	263	37
Leasehold improvements	1,510	227	1,283

	$3,158	$1,200	$1,958

	2009
		Accumulated
		Depreciation	Net
		and	Carrying
	Cost	Amortization	Value
		(In thousands)

Scientific equipment	$968	$515	$453
Office equipment	100	80	20
Computer software and equipment	308	183	125
Leasehold improvements	1,527	49	1,478

	$2,903	$827	$2,076

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

6.	LEASE OBLIGATIONS

Operating leases

The Company is committed to annual minimum payments under operating lease agreements for its office and laboratory space and equipment) as follows (in thousands):

Year Ending December 31,

2011	$446
2012	577
2013	587
2014	596
2015	604
Thereafter	1,830

$4,640

Rental expense for operating leases in the amount of $0.6 million, $0.7 million and $0.7 million have been recorded in the consolidated statements of operations in 2010, 2009 and 2008 respectively. In May 2008, the Company entered into a sublease agreement for an office and laboratory headquarters in Seattle, Washington totaling approximately 17,000 square feet. The sublease expires on December 17, 2011. The sublease provides for a monthly base rent of $33,000 increasing to $36,000. In May 2008, the Company also entered into a lease agreement directly with the landlord beginning on December 18, 2011 for a period of 84 months to December 18, 2017. The lease provides for a monthly base rent of $48,000 increasing to $0.1 million in 2017. The Company has also entered into operating lease obligations through September 2015 for certain office equipment, which are included in the table above.

7.	NOTES PAYABLE

In connection with the acquisition of ProlX, the Company assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2010. The Company is required to repay such loans if it commercializes or sells the product that was the subject of such agreement. In February 2011, the Company provided notice to the counterparty to such agreements that we do not intend to commercialize such product. As a result, such agreements will be terminated March 2011 and the Company does not expect incur any repayment obligations of such loans.

8.	SHARE CAPITAL

Class UA preferred stock

As of December 31, 2010 and 2009, the Company had 12,500 shares of Class UA preferred stock authorized, issued and outstanding. The Class UA preferred stock has the following rights, privileges, and limitations:

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

The difference between the redemption value and the book value of the Class UA preferred stock will be recorded at the time that the fair value of the shares increases to redemption value based on the Company becoming profitable as measured using Canadian GAAP.

Preferred stock

As of December 31, 2010 and 2009, the Company had 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, authorized, with none outstanding. Shares of preferred stock may be issued in one or more series from time to time by the Board of Directors of the Company, and the Board of Directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the Board of Directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

Common stock

As of December 31, 2010, the Company had 100,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Amounts pertaining to issuances of common stock are classified as common stock on the consolidated balance sheet, approximately $3,000 of which represents par value of common stock as of December 31, 2010 and 2009. Additional paid-in capital primarily relates to amounts for share-based compensation (see Note 9).

Equity Financings and Warrants

On May 26, 2009, the Company closed the sale of 3,878,993 shares of its common stock and warrants to purchase an additional 2,909,244 shares of common stock for gross proceeds of approximately $11.1 million. The purchase price per unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was $2.85. The exercise price of the warrants is $3.92 per share. The warrants are exercisable at any time on or prior to May 26, 2014. Upon exercise, holders of the warrants are required to deliver the aggregate exercise price with respect to the number of underlying shares; provided that if a registration statement is not available with respect to the issuance of such shares upon exercise, under certain circumstances, holders may exercise warrants on a “net” basis. If holders exercise warrants on a “net” basis, the Company would not receive any cash in respect of the shares issued upon exercise. At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model.

The warrants issued in May 2009 were subject to certain adjustments if the Company issued or sold shares below the original exercise price. A September 2010 equity financing, discussed below, triggered such adjustment provisions and, as a result, the aggregate number of shares underlying such unexercised warrants increased by 135,600 to 2,953,344 as of December 31, 2010 and the per share exercise price decreased from $3.92 to $3.74. Pursuant to the terms of the warrant agreement, the terms of the warrants issued in May 2009 will not be further adjusted for any future transactions.

On August 7, 2009, the Company closed the sale of 2,280,502 shares of its common stock and warrants to purchase an additional 684,150 shares of common stock for gross proceeds of approximately $15.0 million. The purchase price per unit, consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock, was $6.58. The exercise price of the warrants is $6.58 per share. The warrants are exercisable at any time on or prior to August 7, 2011. Upon exercise, holders of the warrants are required to deliver the aggregate exercise price with respect to the number of underlying shares; provided that if a registration statement is not available with respect to the issuance of such shares upon exercise, under certain circumstances, holders may exercise warrants on a “net” basis. If holders exercise warrants on a “net” basis, the Company would not receive any cash in respect of the shares issued upon exercise.

On September 28, 2010, the Company closed the sale of 4,242,870 units, with each unit consisting of one share of Company common stock and a warrant to purchase 0.75 shares

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

of common stock, at $3.50 per unit for proceeds of approximately $13.6 million, net of $1.2 million in issuance costs associated with the offering. A total of 3,182,147 shares of common stock are issuable upon the exercise of such warrants. The exercise price of the warrants is $4.24 per share. These warrants are exercisable at any time on or after the six-month anniversary of the closing through and including the five year anniversary of the earlier of (i) the date on which the shares of common stock underlying the warrants may be freely resold pursuant to a resale registration statement and (ii) the date on which the shares of common stock underlying the warrants may be sold under Rule 144, promulgated under the Securities Act of 1933, as amended, without any restriction or limitation and without the requirement to be in compliance with Rule 144(c)(1). Upon exercise, holders of the warrants are required to deliver an executed exercise notice, the aggregate exercise price with respect to the number of underlying shares as to which the warrant is being exercised and, if the warrant is exercised in full, the original warrant. If, on the date the exercise notice is delivered to the Company, there is not an effective registration statement registering, or no current prospectus available for the resale by the holder of the shares underlying the warrant, then the holder may exercise the warrants on a “net” basis. If a holder exercises the warrant on a “net” basis, the Company would not receive any cash in respect of the shares issued upon exercise. By delivery to the Company of a written request before the 30th day after the consummation of certain transactions, including a merger, tender offer or sale of substantially all of the assets of the Company, a holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model to the unexercised portion of the warrant on the date of such transaction.

The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain transactions as noted above. Holders of warrants issued in the August 2009 financing are not entitled to receive cash under any circumstance and, therefore, are reported in stockholders’ equity.

A summary of outstanding warrants as of December 31, 2010 and 2009 and changes during the years then ended is presented below (in thousands).

	2010	2009
	Shares	Shares
	Underlying	Underlying
	Warrants	Warrants

Balance, beginning of year	3,838,918	795,150
Equity placements	3,317,747	3,593,394
Exercise of warrants	—	(91,500)
Expiration of warrants	(337,024)	(458,126)

Balance, end of year	6,819,641	3,838,918

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes information regarding warrants outstanding at December 31, 2010:

	Shares
	Underlying
	Outstanding
Exercise Prices	Warrants	Expiry Date

$3.74	2,953,344	May 26, 2014
$4.24	3,182,147	September 28, 2015
$6.58	684,150	August 7, 2011

	6,819,641

	For the Years Ended
	December 31,
	2010	2009

Shares underlying warrants outstanding classified as liabilities	6,135,491	2,817,744
Shares underlying warrants outstanding classified as equity	684,150	1,021,174

Conversion of restricted share units

Restricted share units of 9,498, 9,920 and 6,543 with a weighted average fair value of $8.46, $7.56 and $7.81 were converted into 9,498, 9,920 and 6,543 shares of common stock during 2010, 2009 and 2008 respectively.

Earnings (loss) per share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations (in thousands, except share amounts):

	2010	2009	2008

Numerator:
Net income (loss)	$(15,618)	$(17,219)	$7,422
Denominator:
Weighted average shares outstanding used to compute earnings per share — basic	26,888,588	22,739,138	19,490,621
Effect of dilutive RSU’s	—	—	79,549

Weighted average shares outstanding and dilutive securities used to compute earnings per share — diluted	26,888,588	22,739,138	19,570,170

Shares potentially issuable upon the exercise or conversion of director and employee stock options of 2,075,025, 1,836,657 and 1,223,386; non-employee director restricted share units of 217,198, 186,266 and 0; and warrants of 6,819,641, 3,838,918 and 795,150 have been excluded from the calculation of diluted loss per share in the years ended December 31, 2010 and 2009 respectively because their effect was anti-dilutive.

For all periods presented, shares contingently issuable in connection with the May 2, 2001 Merck KGaA agreement (discussed below), contingently issuable shares in connection with the October 30, 2006 ProlX acquisition, have been excluded from the calculation of diluted (loss) per share because the effect would have been anti-dilutive.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

In May 2001, under the terms of a common stock purchase agreement, the Company issued to Merck KGaA 318,702 shares of Company common stock for proceeds of $15.0 million net of issuance costs of $9,000. Upon the first submission of a biologics license application, or BLA for Stimuvax, if any, the Company is required to sell and Merck KGaA is required to purchase from the Company a number of shares of Company common stock equal to (1) $1.5 million divided by (2) 115% of the 90-day weighted average per share price of such shares immediately prior to such submission date. During periods presented, no additional common shares were issued to Merck KGaA under such agreement.

9.	STOCK-BASED COMPENSATION

Stock option plan

The Company sponsors a stock option plan (the “Option Plan”) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008, options were granted with a per share exercise price, in Canadian dollars, equal to the closing market price of the Company’s shares of common stock on the Toronto Stock Exchange on the date immediately preceding the date of the grant. After April 1, 2008, options were granted with a per share exercise price, in U.S. dollars, equal to the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the date of grant. Canadian dollar amounts reflected in the tables below, which approximates their U.S. dollar equivalents as differences between the U.S. dollar and Canadian dollar exchange rates for the periods reflected below are not material. In general, options granted under the Option Plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. The current maximum number of shares of common stock reserved for issuance under the Option Plan is 3,008,862. As of December 31, 2010, 933,837 shares of common stock remain available for future grant under the Option Plan.

A summary of the status of the Option Plan as of December 31, 2010, and changes during such year is presented below. As described above, prior to April 1, 2008, exercise prices were denominated in Canadian dollars and in U.S. dollars thereafter. The weighted average exercise prices listed below are in their respective dollar denominations.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

	2010
		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding, beginning of year $CDN	947,032	$8.59
Outstanding, beginning of year $US	889,625	3.92
Granted $US	449,500	3.36
Exercised $US	(2,500)	3.43
Forfeited $CDN	(105,093)	9.92
Forfeited $US	(76,875)	4.08
Expired $CDN	(26,664)	14.00

Balance, end of the year $CDN	815,275	8.24

Balance, end of the year $US	1,259,750	3.71

Options exercisable, end of year $CDN	769,767	$8.27

Options exercisable, end of year $US	229,500	$3.84

As of December 31, 2010, there were 1,179,547 U.S. dollar denominated options vested and expected to vest with a weighted-average exercise price of $3.71, a weighted-average remaining contractual term of 6.96 years and an aggregate intrinsic value of $0.4 million. For the same period, there were 781,519 Canadian dollar denominated options vested and expected to vest with a weighted-average exercise price of CDN $8.11, a weighted-average remaining contractual term of 3.58 years and an aggregate intrinsic value of zero.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2010. The aggregate intrinsic value at December 31, 2010 for options outstanding was $0.4 million and for options exercisable was $0.1 million. The aggregate intrinsic value of options exercised under the Option Plan was immaterial during 2010 and 2009. No options were exercised in 2008.

There were 2,500, 250 and zero stock options exercised in 2010, 2009 and 2008, respectively. As of December 31, 2010, there were 43,000 exercisable, in-the-money options based on the Company’s closing share price of $3.26 on The NASDAQ Global Market.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes information on stock options outstanding and exercisable at December 31, 2010. The range of exercise prices and weighted average exercise prices are listed in their respective dollar denominations.

			Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average			Average
				Remaining	Weighted		Remaining	Weighted
				Contractual	Average		Contractual	Average
Range of Exercise Prices			Number	Life	Exercise	Number	Life	Exercise
($CDN per share)			Outstanding	(Years)	Price	Outstanding	(Years)	Price

$4.60	—	7.50	471,665	3.71	$7.33	465,124	3.69	$7.35
7.51	—	10.00	239,914	3.96	8.10	200,947	3.90	8.11
10.01	—	16.02	103,696	1.25	12.72	103,696	1.25	12.72

			815,275	3.47	$8.24	769,767	3.42	$8.27

Range of Exercise Prices ($USD per share)
$1.10	—	3.00	166,375	6.13	$1.11	43,000	5.94	$1.11
3.01	—	4.00	535,375	7.38	3.37	47,000	4.75	3.43
4.01	—	5.00	530,500	6.91	4.73	132,625	6.91	4.73
5.01	—	6.56	27,500	6.62	6.45	6,875	6.62	6.45

			1,259,750	7.00	$3.71	229,500	6.28	$3.84

A summary of the status of non-vested stock options as of December 31, 2010 and changes during 2010 is presented below:

	Number of	Weighted Average
	Non-Vested	Grant Date
	Options	Fair Value $

Balance at December 31, 2009 $CDN	103,479	$6.29
Balance at December 31, 2009 $US	862,375	3.03
Granted $US	449,500	2.49
Vested $CDN	(54,847)	6.29
Vested $US	(210,375)	2.96
Forfeited $US	(63,750)	3.21
Expired $CDN	(3,124)	6.56
Expired $USD	(7,500)	2.93

Balance at December 31, 2010 $CDN	45,508	$6.16

Balance at December 31, 2010 $US	1,030,250	$2.78

Stock based compensation expense related to the stock option plan of $0.9 million, $1.0 million and $1.5 million was recognized in 2010, 2009 and 2008, respectively. Total compensation cost related to non-vested stock options not yet recognized was $2.3 million as of December 31, 2010, which will be recognized over the next 37 months on a weighted-average basis.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The Company uses the Black-Scholes option pricing model to value options upon grant date, under the following weighted average assumptions:

	2010	2009	2008

Weighted average grant-date fair value per stock option $CDN	$—	$—	$3.84
Weighted average grant-date fair value per stock option $US	$2.49	$3.03	$2.93
Expected dividend rate	—	—	—
Expected volatility	89.11%	92.46%	114.19%
Risk-free interest rate	2.00%	2.47%	3.09%
Expected life of options in years	6.0	6.0	6.0

Until April 1, 2008 the risk-free interest rate for the expected term of the option was based on the yield available on Government of Canada benchmark bonds with an equivalent expected term. Subsequent to April 1, 2008 the Company uses the yield at the time of grant of a U.S. Treasury security. The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Restricted share unit plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of December 31, 2010, 220,341 shares of common stock remain available for future grant under the RSU Plan.

A summary of the status of the Company’s RSU Plan as of December 31, 2010, and changes during such year is presented below.

		Weighted
	Restricted	Average
	Share	Fair Value
	Units	per Unit

Outstanding, beginning of year	186,266	$4.07
Granted	40,430	3.71
Converted	(9,498)	8.46

Outstanding, end of year	217,198	3.81

Restricted share units convertible, end of year	—	—

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Stock based compensation expense of $0.1 million, $0.3 million and $0 were recognized on the RSU Plan in 2010, 2009 and 2008 respectively, representing the fair value of restricted share units granted.

Prior to June 12, 2009 stockholder approval, the fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date immediately prior to the grant as quoted in Canadian dollars on the Toronto Stock Exchange. Subsequent to June 12, 2009 stockholder approval, the fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price in U.S. dollars on the date immediately prior to the grant as quoted on The NASDAQ Global Market.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the year ended December 31, 2010 expense related to this plan was $54,000. Under the Purchase Plan, the Company issued 20,434 shares to employees in 2010 at a purchase price of $2.82 per share. There are 879,566 are reserved for future purchases as of December 31,2010.

10.	COLLABORATIVE AND LICENSE AGREEMENTS

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

Pursuant to the 2001 collaboration agreement, the Company granted a co-exclusive license to Merck KGaA with respect to the clinical development and commercialization of such product candidates in North America and an exclusive license with respect to the clinical development and commercialization of such product candidates in the rest of the world. Merck KGaA did not obtain the right to sublicense the rights licensed to it pursuant to the 2001 collaboration agreement. The license term commenced as of the effective date of the

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

2001 collaboration agreement. The exclusivity provisions of such license were to remain in effect during the period beginning on the effective date of such license agreement and ending, on a product-by-product and country-by-country basis, on the latter of (1) the expiration of patent rights with respect to the applicable product candidate and (2) the 15th anniversary of the product launch. After the expiration of such period, such license would be perpetual and non-exclusive.

Under the 2001 Agreements, the parties agreed to collaborate in substantially all aspects of the clinical development and commercialization of the product candidates and coordinate their activities through a joint steering committee. Pursuant to the 2001 collaboration agreement, the parties agreed to share the responsibilities and obligations, for the clinical development and commercialization of the product candidates in North America (other than with respect to the right to promote product candidates in Canada, which was retained by the Company). In the rest of the world, Merck KGaA was responsible for the clinical development of the product candidates (although the Company agreed to reimburse Merck KGaA for 50% of the clinical development and regulatory costs) and commercialization of the product candidates. The 2001 collaboration agreement’s term corresponded with the exclusivity period of the Company’s license to the product candidates. Additionally, Merck KGaA was, and is, entitled to terminate the agreements with the Company with respect to a particular product candidate upon 30 days prior written notice to the Company, if, in the exercise of Merck KGaA’s reasonable judgment, it determined that there were issues concerning the safety or efficacy of such product candidate that would materially adversely affect the candidate’s medical, competitive or economic viability. If the agreements are terminated by Merck KGaA in accordance with their terms, the Company does not have legal recourse against Merck KGaA with respect to contingent or other future payments.

Pursuant to the 2001 supply agreement, the Company was responsible for the manufacturing of the clinical and commercial supply of the product candidates for which Merck KGaA agreed to reimburse the Company for its manufacturing costs. The 2001 supply agreement’s term corresponded to the exclusivity period of the Company’s license to the product candidates.

In connection with the execution of the 2001 collaboration agreement and supply agreement, the Company received up-front cash payments of $2.8 million ($1.0 million for executing the agreement and $1.8 million as reimbursement of pre-agreement clinical development expenses incurred by the Company) and $4.0 million, respectively. In addition, under the 2001 Agreements the Company was entitled to receive (1) a $5.0 million payment contingent upon enrollment of the first patient in a Phase 3 clinical trial, (2) various additional contingent payments, up to a maximum of $90.0 million in the aggregate (excluding payments payable with respect to Theratope, the development of which was discontinued in 2004), tied to BLA submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for various sales milestones, and (3) royalties in the low twenties based on net sales outside of North America. Under the 2001 supply agreement, the Company was entitled to receive reimbursements from Merck KGaA for a portion of the Stimuvax manufacturing costs.

The Company recorded the payments received in connection with the execution of the 2001 Agreements as deferred revenue and initially recognized such revenue ratably over the period from the date of the 2001 Agreements to 2011. The Company determined that the estimated useful life of the products and estimated period of its ongoing obligations corresponded to the estimated life of the issued patents for such products. The Company

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

chose that amortization period because, at the time, the Company believed it reflected an anticipated period of “market exclusivity” based upon the Company’s expectation of the life of the patent protection, after which the market entry of competitive products would likely occur. The Company did not receive any contingent payments or royalties under the 2001 Agreements. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue Recognition.”

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

Pursuant to the LOI, the joint steering committee continued to meet and served as the vehicle through which Merck KGaA provided updates and shared information regarding clinical development and marketing; however, it ceased to be a decision-making body. The Company continued to have responsibility for manufacturing. Further, the parties’ collaboration, including the term of the 2001 collaboration agreement, was not otherwise affected.

Pursuant to the LOI, the Company continued to be responsible for the manufacturing of the clinical supply of Stimuvax for which Merck KGaA agreed to pay the Company its cost of manufacturing. The 2001 supply agreement’s term was not modified by the LOI.

Further, under the LOI, the $5.0 million contingent payment payable to the Company under the 2001 Agreements upon enrollment of the first patient in a Phase 3 clinical trial was amended such that the Company was entitled to receive a $2.5 million contingent payment upon the execution of the amended and restated collaboration and supply

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

agreements contemplated by the LOI and a $2.5 million contingent payment upon enrollment of the first patient in such Phase 3 clinical trial. In addition, under the LOI the Company was entitled to receive (1) various additional contingent payments tied to the same events and up to the same maximum amounts as under the 2001 Agreements, (2) royalties based on net sales outside of North America at the same rates as under the 2001 Agreements and (3) royalties based on net sales inside of the North America ranging from a percentage in the high-twenties to the mid-twenties, depending on the territory in which the net sales occur. The royalty rate was higher in North America than in the rest of the world in return for the Company relinquishing its rights to Stimuvax in the United States. In February 2007, the Company announced that the first patient had been enrolled in the global Phase 3 Stimuvax clinical trial for NSCLC, triggering the contingent payment by Merck KGaA to the Company of $2.5 million. This payment was received in March 2007.

The Company assessed whether objective and reliable evidence of fair value of the undelivered elements under the 2001 Agreements, as amended by the LOI, existed as the manufacturing deliverable was shipped, and concluded such evidence did not exist. As a result, it was concluded that all deliverables in the arrangement were to be considered a single unit of accounting.

The Company recorded the payments received under the LOI as deferred revenue and recognized such revenue ratably over the remaining estimated product life of Stimuvax, which was until 2018. The Company did not receive any royalties under the LOI. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue Recognition.”

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

Under the 2007 collaboration agreement, in addition to the rights granted pursuant to the 2001 collaboration agreement (as modified by the LOI), the Company granted to Merck KGaA an exclusive license to develop and commercialize Stimuvax in Canada. For accounting purposes, the license grant to develop Stimuvax in Canada was effective as of the date of the 2007 collaboration agreement. As a result, Merck KGaA obtained an exclusive world-wide license with respect to the development and commercialization of Stimuvax. The exclusivity period of such license corresponded to that under the 2001 collaboration agreement; however, whereas the license was perpetual and was subject to termination by Merck KGaA the Company believed that the appropriate amortization period, and therefore the period of performance under the agreements, for amounts arising under the contract corresponds to the estimated product life of Stimuvax, or until 2018.

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company recorded the manufacturing process transfer payments received under the 2007 Agreements as deferred revenue and recognized such revenue ratably over the remaining estimated product life of Stimuvax. After execution of the 2007 supply agreement, the Company reported revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Under the 2007 supply agreement, the Company was entitled to invoice and receive a specified upfront payment on the contractual purchase price for Stimuvax clinical trial material after the receipt of Merck KGaA’s quarterly 12-month rolling forecast requirements. The Company invoiced the remaining balance of the contractual purchase price after shipment of the clinical trial material to Merck KGaA. The upfront entitlements were recorded as deferred revenue and such entitlements and the remaining balance of the purchase price were recognized as contract manufacturing revenue after shipment to Merck KGaA upon the earlier of (1) the expiration of a 60-day return period (since returns could not be reasonably estimated) and (2) formal acceptance of the clinical trial material by Merck

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

KGaA. Concurrently, the associated costs of the clinical trial material was removed from inventory and recorded as manufacturing expense. The Company did not receive any royalties under the 2007 Agreements. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue Recognition.”

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

In return for the license of manufacturing rights and transfer of manufacturing know-how under the 2008 license agreement, the Company received an up-front cash payment of approximately $10.5 million. In addition, under the 2008 license agreement (1) the provisions with respect to contingent payments under the 2007 Agreements remained unchanged and (2) the Company is entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in mid-teens to high single digits, depending on the territory in which the net sales occur. The royalties rates under the 2008 license agreement were reduced by a specified amount which management believes is consistent with the estimated costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA. Since the Company had no further deliverables under the 2008 License Agreement, the Company (1) recognized as revenue the balance of all previously deferred revenue of $13.2 million relating to the Merck KGaA collaboration and (2) the final $2.0 million manufacturing process transfer payment was recognized as revenue when received in December 2009. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue Recognition.”

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The table below presents the roll-forward of the deferred revenue balances resulting from the payments received from Merck KGaA (in thousands):

2008

Deferred revenue balance, beginning of year	$18,067
Additional revenues deferred in the year:
Licensing revenue from collaborative and license agreements	3,000
Contract manufacturing	4,060
Less revenue recognized in the year:
Licensing revenue from collaborative and license agreements	(25,009)
Effect of changes in foreign exchange rates	(118)

Deferred revenue — long term	$—

Manufacturing process transfer payment received and recognized currently	—

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

The plant and equipment in the Edmonton facility and inventory of raw materials, work-in-process and finished goods were sold for a purchase price of $0.6 million (including the assumption of lease obligation of $0.1 million) and $11.2 million, respectively. The purchase price of the inventory was first offset against advances made in prior periods resulting in net cash to the company of $2.0 million. The Company recorded the net gain from the sale of the plant and equipment of $0.1 million in other income and $11.2 million as contract manufacturing revenue in 2008.

As result of the December 2008 transactions, 43 persons who had previously been employed by the Company in its Edmonton facility were transferred to Merck KGaA.

11.	WORKFORCE REDUCTION COSTS

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table provides details of the workforce reduction costs for 2010, 2009 and 2008:

	Accrued				Accrued
	Workforce				Workforce
	Reduction	Accrued			Reduction
	Costs at	Workforce			Costs at
	Beginning	Reduction	Payments		End of
	of Year	Costs	Cash	Non-Cash	Year
	(In thousands)

2008
Salaries and benefits	$682	$777	$(567)	$—	$892
Stock compensation expense	—	53	—	(53)	—
Effect of changes in foreign exchange rates	—	2	(2)	—	—

	$682	$832	$(569)	$(53)	$892

2009
Salaries and benefits	$892	$—	$(591)	$—	$301

2010
Salaries and benefits	$301	$—	$(301)	$—	$—

The accrued workforce reduction costs at December 31, 2009 and December 31, 2008 have been recorded in accounts payable and accrued liabilities in the consolidated balance sheets. The accrued workforce reduction costs at December 31, 2009 were fully paid by the end of June 2010.

12.	INVESTMENT AND OTHER (INCOME) EXPENSE, NET

Investment and other (income) expense, net includes the following components for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Government grant	$(489)	$—	$—
Investment (income) loss	(177)	(82)	(303)
Net Foreign Exchange (income) loss	27	83	53
Sale of equipment (gain) loss	6	7	(48)
Other Revenue	(3)	—	—

Total investment and other (income) expense, net	$(636)	$8	$(298)

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

13.	INCOME TAX

The income tax provision (benefit) consists of the following for year ended December 31, 2010, 2009 and 2008 (in thousands):

Years Ended December 31,
	2010	2009	2008
(In thousands)

Federal:
Current	$(200)	$200	$—
Deferred	—	—	—

	(200)	200	—

State:	—	—	—
Current	—	—	—
Deferred	—	—	—

	—	—	—

International:	—	—	—
Current	—	—	—
Deferred	—	—	—

	—	—	—

Income tax provision (benefit)	$(200)	$200	$—

In 2010, the Company recorded a tax benefit of $0.2 million for the year ended December 31, 2010, which consists of recovery of federal alternative minimum tax previously paid.

In 2009, the Company recorded a tax provision of $0.2 million for the year ended December 31, 2009, which consists of federal alternative minimum tax due to limitations on net operating loss usage.

The provision (benefit) for income taxes is different from applying the statutory federal income tax rate as follows:

	2010	2009	2008

Tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Previously recognized revenue	0.0	0.0	63.5
Research and development credits	0.0	0.0	1.3
Change in fair value of warrant liability	(6.8)	12.7	0.0
Deferred tax adjustment	(15.0)	0.0	0.0
Other	(4.0)	0.8	0.0
Change in valuation allowance	50.2	22.9	(29.8)
Expiration of loss carryforwards and credits	9.2	0.0	0.0

Income tax provision (benefit)	(1.4)%	1.4%	—

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The Company’s worldwide net deferred tax assets consists of the following items at the end of the year:

	2010	2009

Net deferred tax assets/(liabilities)
Plant and equipment	$(41)	$(49)
Intangible assets	1,409	1,520
Other	1,355	1,083
Tax benefits from losses carried forward and tax credits	134,820	121,944

Net deferred income tax asset before allowance	137,543	124,498
Less valuation allowance	(137,543)	(124,498)

	$—	$—

Based on the available evidence, the Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of these deferred tax assets will not be realized. The valuation allowance increased by $13.0 million and $25.7 million during the year ended December 31, 2010 and 2009, respectively.

United States

The Company has accumulated net operating losses in the United States of $82.5 million and $58.4 million for United States federal tax purposes at December 31, 2010 and 2009 respectively, some of which are restricted pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2011 through 2028. The Company has federal research and development tax credit carry forwards of $0.8 million that will expire in fiscal years 2011 through 2022, if not utilized.

Canada

The Company has unclaimed Canada federal investment tax credits of $20.6 million and $19.6 million at December 31, 2010 and 2009, respectively that expire in fiscal years 2011 through 2019. The Company has scientific research & experimental development expenditures of $137.9 million and $131.5 million for Canada federal purposes and $60.1 million and $56.0 million for provincial purposes at December 31, 2010 and 2009 respectively. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has Canada federal capital losses of $186.4 million and $177.2 million and provincial capital losses of $186.5 million and $177.3 million at December 31, 2010 and 2009 respectively that can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $6.2 million and $5.5 million at December 31, 2010 and 2009 for Canada federal tax purposes and $3.9 million for provincial purposes which expire between 2017 and 2019.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Other

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal income tax purposes, the statute of limitations is open for 1994 and onward for the United States and Canada due to NOLs carried forward.

14.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock (See “Note 8 — Share Capital”), the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

Pursuant to various license agreements, the Company is obligated to pay royalties based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology.

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by U.S. tax authorities. The Company’s matching contributions to the plan totaled $0.1 million, $0.1 million and $0.2 million in 2010, 2009 and 2008, respectively. There were no changes to the plan during the year ended December 31, 2010.

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the license agreement (See “Note 13 — Income Tax”).

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

15.	SEGMENT INFORMATION

The Company operates in a single business segment, — research and development of therapeutic products for the treatment of cancer. Operations and long-lived assets by geographic region for the periods indicated are as follows:

	For the Years Ended December 31,
	2010	2009	2008
		(In thousands)

Revenue from operations in
Canada	$18	$16	$16
United States	—	2,062	39,747
Barbados	—	—	509
Europe	—	—	23

	$18	$2,078	$40,295

Depreciation
Canada	$—	$—	$280
United States	462	269	142

	$462	$269	$422

	As of December 31,
	2010	2009	2008
		(In thousands)

Long-lived assets
Canada	$—	$—	$99
United States	4,075	4,193	2,885

	$4,075	$4,193	$2,984

16.	SUBSEQUENT EVENTS

Entry into a Loan and Security Agreement with General Electric Capital Corporation

On February 8, 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC” and together with the other financial institutions that may become parties to the Loan Agreement, the “Lenders”), pursuant to which the Lenders agreed to extend a term loan (the “Initial Term Loan”) to the Company with an aggregate principal amount of $5.0 million. In addition, the Company may borrow a second term loan with an aggregate principal amount of $7.5 million, at its option and subject to satisfying certain conditions on or before November 1, 2011. The conditions to borrow the second term loan include requirements that (1) the Company has 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of the time of incurrence, (2) the START trial for Stimuvax is continuing or enrollment has been discontinued because such trial has met a positive efficacy endpoint at an interim analysis as determined by an independent data safety monitoring board overseeing such trial and (3) the study of at least one clinical indication in the Company’s PX-866 program is continuing.

On February 8, 2011, GECC funded the Initial Term Loan and the Company made a one-time, non-refundable facility fee to GECC of $31,250 concurrently with the incurrence of the Initial Term Loan. The Company may prepay each term loan in full, but not in part. If

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

prepaid, a prepayment premium will apply equal to: (i) 3.0% of the outstanding principal amount of such term loan, if such prepayment is made on or before November 1, 2012, except if the Initial Term Loan is prepaid on or before November 1, 2011, no prepayment premium will apply (ii) 2.0% of the outstanding principal amount of such term loan, if such prepayment is made after November 1, 2012 but on or before September 1, 2013, and (iii) 1.0% of the outstanding principal amount of such term loan, if such prepayment is made after September 1, 2013 but before the Scheduled Maturity Date. Upon satisfaction in full of each term loan (whether by prepayment or at the Scheduled Maturity Date), the Company will owe a fee equal to 1.50% of the original principal amount of the applicable term loan.

The proceeds of the Initial Term Loan, after payment of lender fees and expenses, are approximately $4.9 million. The net proceeds will be used for general corporate purposes, including research and product development, such as funding pre-clinical studies and clinical trials and otherwise moving product candidates towards commercialization, or the possible acquisition or licensing of new product candidates or technology which could result in other product candidates. Pending application of the net proceeds, the Company intends to invest the net proceeds in short-term, investment-grade, interest-bearing instruments.

Pursuant to the terms of the Loan Agreement, the Company is required to issue to the Lenders warrants equal to 3.0% of the principal amount of term loan borrowings actually incurred. On February 8, 2011, pursuant to the terms and conditions of the Loan Agreement, the Company issued to an affiliate of GECC a warrant to purchase up to 48,701 shares of the Company’s common stock at an exercise price equal to $3.08 per share (the “Initial Warrant”). The Warrants are immediately exercisable and will expire seven years from their respective dates of issue.

17.	CONDENSED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2010 and 2009. The unaudited information should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended,
	March 31	June 30	September 30	December 31

2010
Revenues	$5	$4	$4	$5
Operating expenses	5,438	4,722	4,345	4,997
Net loss	(772)	(4,340)	(4,352)	(6,154	)(1)
Net loss per share — basic and diluted	(0.03)	(0.17)	(0.17)	(0.20)
2009
Revenues	$4	$31	$4	$2,039
Operating expenses	2,496	3,807	2,764	3,872
Net income (loss)	(2,472)	(6,332)	(5,945)	(2,470)
Net income (loss) per share — basic and diluted	(0.13)	(0.30)	(0.24)	(0.10)

(1)	Net loss for the three months ended December 31, 2010 includes change in fair value of warrants of approximately $1.7 million (see Note 3).