Form 10-Q
period 2011-03-31
Oncothyreon Inc.
filed 2011-05-10
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of May 9, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 41,595,503.

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
     In this Quarterly Report on Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$” and “U.S. dollars” mean U.S. dollars and all references to “Cdn. $” mean Canadian dollars.

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$11,008	$5,514
Short-term investments	17,990	23,363
Government grant receivable	—	489
Prepaid expenses	460	583
Other current assets	363	131

	29,821	30,080
Property and equipment, net	1,888	1,958
Other assets	306	290
Goodwill	2,117	2,117

Total assets	$34,132	$34,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$939	$624
Accrued liabilities	865	533
Accrued compensation and related liabilities	412	686
Current portion of notes payable	758	—
Current portion of deferred revenue	—	18

Total current liabilities	2,974	1,861
Notes payable	4,139	199
Noncurrent portion of deferred revenue	—	127
Deferred rent	400	388
Warrant liability	14,441	12,983
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30
Commitments and contingencies
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,095,503 and 30,088,628 shares issued and outstanding	353,851	353,850
Additional paid-in capital	17,784	17,328
Accumulated deficit	(354,371)	(347,255)
Accumulated other comprehensive loss	(5,116)	(5,066)

Total stockholders’ equity	12,148	18,857

Total liabilities and stockholders’ equity	$34,132	$34,445

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months
	ended March 31,
	2011	2010
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$145	$5

Operating expenses
Research and development	4,188	2,606
General and administrative	1,829	2,832

Total operating expenses	6,017	5,438

Loss from operations	(5,872)	(5,433)

Other income (expenses)
Investment and other income (expense), net	313	40
Interest expense	(99)	—
Change in fair value of warrant liability	(1,458)	4,621

Total other income (expenses), net	(1,244)	4,661

Net loss	$(7,116)	$(772)

Net loss per share — basic and diluted	$(0.24)	$(0.03)

Shares used to compute basic and diluted loss per share	30,088,781	25,753,405

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months
	ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,116)	$(772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	112
Amortization of discount on notes payable	11	—
Stock-based compensation expense	314	225
Change in fair value of warrant liability	1,458	(4,621)
Loss on disposal of property and equipment	—	4
Extinguishment of debt	(199)	—
Changes in assets and liabilities:
Government grants receivable	489	93
Prepaid expenses	123	—
Other current assets	(147)	(22)
Other long term assets	95	—
Accounts payable	315	(280)
Accrued liabilities	332	1,402
Accrued compensation and related liabilities	(274)	(409)
Noncurrent portion of deferred revenue	(145)	(8)
Deferred rent	12	24

Net cash used in operating activities	(4,616)	(4,252)

Cash flows from investing activities
Purchases of short-term investments	(4,259)	(9,342)
Redemption of short-term investments	9,582	2,363
Purchases of property and equipment	(46)	(141)

Net cash provided by (used in) investing activities	5,277	(7,120)

Cash flows from financing activities
Proceeds from stock options exercised	29	—
Proceeds from debt financing, net of issuance cost	4,804	—

Net cash provided by financing activities	4,833	—

Increase (decrease) in cash and cash equivalents	5,494	(11,372)
Cash and cash equivalents, beginning of period	5,514	18,974

Cash and cash equivalents, end of period	$11,008	$7,602

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
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
2. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments are normal and recurring in nature. The financial results for the three months ended March 31, 2011 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission.
Comprehensive Loss
     Comprehensive loss, which is comprised of net loss and other comprehensive income or loss, amounted to $7.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Our other comprehensive income or loss includes unrealized gains and losses on our short-term investments available-for-sale and certain foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings. The adoption of this new accounting pronouncement has no impact on our condensed consolidated financial statements for the three months ended March 31, 2011.
     In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the three months ended March 31, 2011.
     In October 2009, FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the three months ended March 31, 2011.
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
     The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of deposits (asset)	$—	$17,990	$—	$17,990	$—	$23,363	$—	$23,363
Warrants (liability)	—	—	14,441	14,441	—	—	12,983	12,983
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
     There were no transfers between Levels 1 and 2 during the three months ended March 31, 2011. The change in fair value of warrants, classified in Level 3, of $1.5 million from December 31, 2010 to March 31, 2011 is recognized in the condensed consolidated statements of operations.
     The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and subsequently marked to market at each financial reporting date. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.
5. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, short-term investments and accounts receivable that will result in future cash receipts, as well as accounts payable accrued liabilities and notes payable that require future cash outlays.

Short-term Investments
     Short-term investments are classified as available-for-sale securities and are carried at market value with unrealized temporary holding gains and losses, where applicable, excluded from income and reported in other comprehensive income (loss). Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. As of March 31, 2011 and 2010, short-term investments consisted of certificates of deposit denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation. All asset classes purchased are limited to a final maturity from purchase date of twelve months.
     The amortized cost, unrealized losses and fair value for the periods presented are summarized below (in thousands):

	As of March 31,	As of December 31,
	2011	2010
Amortized cost	$18,040	$23,363
Unrealized losses	(50)	—

Fair value	$17,990	$23,363

Accounts Receivable, Government Grant Receivable, Accounts Payable and Accrued Liabilities
     The carrying amounts of accounts receivable, government grant receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Class UA Preferred Stock
     The fair value of class UA preferred stock is assumed to be equal to its carrying value as the amounts that will be paid and the timing of the payments cannot be determined with any certainty.
Notes Payable
     The Company utilizes quoted market prices to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. As of March 31, 2011, the fair value of the term loan approximated the carrying value.
Limitations
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6. NOTES PAYABLE
(a) Notes payable assumed in connection with the acquisition of ProlX
     In connection with the acquisition of ProlX, the Company assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2010. The Company was required to repay such loans if it commercialized or sold the product that was the subject of such agreement. In February 2011, the Company provided notice to the counterparty to such agreements that it does not intend to commercialize such product. As a result, the agreements terminated in March 2011 and the Company is no longer required to repay such loans. Accordingly, the Company derecognized the notes payable in March 2011 and recognized $199,000 in other income.
(b) Notes payable — General Electric Capital Corporation
     On February 8, 2011, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GECC”, and together with the other financial institutions that may become parties to the Loan and Security Agreement, the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of $5.0 million (the “Term Loan”), subject to the terms and conditions set forth in the Term Loan. On February 8, 2011, the Lenders funded a Term Loan in the principal amount of $5.0 million. The Term Loan accrues interest at a fixed rate of 10.64% per annum and is payable over a 42-month period. The Company is required to make monthly payments of interest only, through November 1, 2011, and is required to repay the principal amount of the Term Loan over a period of 32 consecutive equal monthly installments of principal of $151,515 plus accrued interest, commencing on December 1, 2011. At maturity of the Term Loan, the Company is also required to make a final payment equal to 1.5% ($75,000) of the Term Loan, which has been treated as a discount to the loan. The Company may incur additional fees if it elects to prepay the Term Loan. In connection with the Term Loan, on February 8, 2011, the Company issued to an affiliate of GECC a warrant to purchase up to an aggregate of 48,701 shares of common stock at an exercise price of $3.08 per share. This warrant is classified as equity, is immediately exercisable and will expire on February 8, 2018.
     The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount over the term of the loan through maturity date using the effective interest method, with an effective interest rate of 14.89%. As of March 31, 2011, the unamortized Term Loan discount was $178,382. If the maturity of the debt is accelerated due to an event of default, then the amortization would also be accelerated.
     The loan agreement with GECC contains certain restrictive covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock. The loan agreement also requires that we have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of each December 31 during the term of the loan agreement. As security for its obligations under the Loan agreement, the Company granted the Lenders a lien on substantially all of its assets, excluding intellectual property. The Company was in compliance with our financial and non-financial covenants as of March 31, 2011.

     Deferred financing costs of $196,039 were capitalized as other assets and are being amortized to interest expense over the term of the Term Loan. As of March 31, 2011, the unamortized Term Loan deferred financing costs were $184,588.
     As of March 31, 2011, the future contractual principal payments on the Term Loan are as follows:

2011	$303,030
2012	1,818,182
2013	1,818,182
2014	1,060,606

Total	$5,000,000

     A reconciliation of the face value of the Term Loan to the carrying value of the Term Loan as of March 31, 2011 is as follows:

Total Term Loan, including final payment fee (face value)	$5,075,000
Less: Term Loan discount balance	(178,382)

Total Term Loan carrying value	4,896,618
Less: current portion of notes payable	(757,576)

Long-term notes payable	$4,139,042

     Interest expense for the three months ended March 31, 2011 and 2010, all of which related to the Term Loan, was $99,361 and zero, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $22,516.
7. LOSS PER SHARE
     Basic net loss per common share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants and unvested restricted share units. The weighted average shares outstanding used to compute loss per share on a basic and diluted basis were 30,088,781 and 25,573,405 for the three months ended March 31, 2011 and 2010 respectively. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2011 and 2010, since shares potentially issuable upon the exercise or conversion of the following securities have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive:

	As of March 31,
	2011	2010
Director and employee stock options	2,066,848	1,834,991
Non-employee director restricted share units	217,198	186,266
Warrants	6,868,342	3,838,918
8. EQUITY BASED TRANSACTIONS
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
     From time to time over the term of the Purchase Agreement, and in the Company’s sole discretion, the Company may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of the Company’s common stock, based on the price per share over 10 consecutive trading days (the “Draw Down Period”) with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of the Company’s common stock at the time of the draw down (which may not be waived or modified). In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require SCBV to purchase a percentage of the daily trading volume of the Company’s common stock for each trading day during the Draw Down Period. The Company is allowed to present SCBV with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period. As of March 31, 2011, no draw downs have taken place.
     Before SCBV is obligated to purchase any shares of the Company’s common stock pursuant to a draw down notice, certain conditions specified in the Purchase Agreement, none of which are in SCBV’s control, must be satisfied. One such condition is that the registration statement registering the resale of any shares issued to SCBV pursuant to the Purchase Agreement (the “Registration Statement”) must be effective under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the execution of the Purchase Agreement, the Company entered into a registration rights agreement with SCBV, pursuant to which the Company agreed to use its commercially reasonable efforts to prepare and file the Registration Statement.
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
9. WARRANT LIABILITY
     In September 2010, the Company closed the sale of 4,242,870 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, and in May 2009 the Company closed the sale of 3,878,993 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock. The warrants issued in May 2009 and September 2010 have been classified as a liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants. As of March 31, 2011, the outstanding warrants for the May 2009 and September 2010 financings were 2,953,344 and 3,182,147 respectively.
     The estimated fair value of outstanding warrants accounted for as liabilities is determined as of the balance sheet date and recorded in the consolidated balance sheet at each financial reporting period. The change in fair value of such warrants is recorded in the consolidated statement of operations as a gain (loss). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants issued in May 2009 and September 2010, respectively:

	For the Three Months Ended
	March 31, 2011
	May 2009	September 2010
	Warrants	Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$3.87	$3.87
Expected dividend rate	0.0%	0.0%
Expected volatility	88%	85%
Risk-free interest rate	1.4%	2.0%
Expected life (in years)	3.16	4.50

Three months ended
March 31, 2010
May 2009 Warrants
Exercise price	$3.92
Market value of stock at end of period	$3.45
Expected dividend rate	0.0%
Expected volatility	77%
Risk-free interest rate	2.2%
Expected life in years	4.15

     The changes in fair value of the warrant liability during the three-month period ended March 31, 2011, were as follows (in thousands):

Warrant liability at January 1, 2011	$12,983
Change in fair value recorded in earnings	1,458

Balance at March 31, 2011	$14,441

     On December 31, 2010, the Company changed the way it estimates volatility when determining the fair value of the warrants using the Black-Scholes model. Prior to December 31, 2010, the volatility was calculated using the Company’s historical stock price, and discounting it by 15% to give effect to estimated lowered volatility expected by warrant holders. Before estimating the fair value of the warrants on December 31, 2010, the Company commissioned a study on volatility, and determined that the most appropriate volatility to use as of December 31, 2010 and March 31, 2011, and for the foreseeable future, is the unadjusted volatility calculated using the Company’s historical stock price.
10. STOCK-BASED COMPENSATION
Share Option Plan
     The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of March 31, 2011, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 3,009,550, and 942,702 shares of common stock remained available for future grant under the Share Option Plan.
     The Company granted 7,750 and zero stock options during the three months ended March 31, 2011 and 2010, respectively, and 6,875 and zero stock options were exercised during the three months ended March 31, 2011 and 2010, respectively.
     The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2011	2010
Weighted average grant-date fair value for stock options granted	$2.18	N/A
Expected dividend rate	0.00%	N/A
Expected volatility	82.35%	N/A
Risk-free interest rate	2.32%	N/A
Expected life of options in years	6.0	N/A
     The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option.
Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2011 expense related to this plan was $30,000. Under the ESPP, the Company did not issue shares to employees during the three months ended March 31, 2011. There are 879,566 shares reserved for future issuances under the ESPP as of March 31, 2011.
Restricted Share Unit Plan
     The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. As of March 31, 2011, maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of March 31, 2011, 220,341 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any restricted share units during the three months ended March 31, 2011 or 2010. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.
11. STOCKHOLDERS’ EQUITY
     Changes in common shares were as follows:

Common Shares Issued
Balance at January 1, 2010	25,753,405
Common stock issued	4,302,791
Restricted stock units converted	9,498
Employee stock purchase plan	20,434
Stock options exercised	2,500

Balance at December 31, 2010	30,088,628
Stock options exercised	6,875

Balance at March 31, 2011	30,095,503
     The weighted average exercise price of stock options exercised in the three months ended March 31, 2011 was $2.79.
12. CONTINGENCIES, COMMITMENTS AND GUARANTEES
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
13. COLLABORATIVE AND LICENCE AGREEMENTS
     We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of Stimuvax. Under the 2008 license agreement, the Company may receive milestones of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development of commercialization of ONT-10. No amounts were recognized in connection with this agreement in either 2011 or 2010.
14. SUBSEQUENT EVENTS
     On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of $46.0 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company were approximately $43.0 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements include, but are not limited to, the following: our expectations regarding future expenses and our ability to effectively manage them; clinical and pre-clinical development activities, including our plans for the pre-clinical development of

ONT-10 in 2011 and our decision to initiate additional planned Phase 2 trial for PX-866 in 2011; our expectations regarding the timing and results of the Phase 3 trials for Stimuvax; the outcome of the suspension of the clinical trials of Stimuvax; our ability to secure collaboration arrangements with pharmaceutical companies to complete the development and commercialization of our product candidates; our ability to obtain suitable financing to support our operations, clinical trials and commercialization of our products; and the use and adequacy of cash resources. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
     Our lead product candidate, Stimuvax, is being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866, for which we initiated two Phase 1/2 trials in 2010, one Phase 2 trial in the first half of 2011, and plan to initiate a second Phase 2 trial in the second quarter of 2011. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.
     In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development of commercialization of ONT-10.
     For additional information regarding our relationship with Merck KGaA, see “Note 10 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current Good Manufacturing Practices, or cGMP, material. We expect expenditures associated with these activities to increase in future years as we continue the development of our small molecule product candidates.
     We have incurred substantial losses since our inception. As of March 31, 2011, our accumulated deficit totaled $354.4 million. We incurred a net loss of $7.1 million for the three months ended March 31, 2011 compared to a net loss of $0.8 million for the same period in 2010. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed a financing in September 2010, in which we raised approximately $14.9 million in gross proceeds. In addition, in February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness and, subject to the satisfaction of certain conditions, may incur an additional $7.5 million in term loan indebtedness. In addition, in May 2011 we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.0 million. See the section captioned “Liquidity and Capital Resources” and “Note 6(b) — Notes payable — General Electric Capital Corporation” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.
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
     Investment and Other Income (Expense), net. Investment and other income (expense), net consists of interest and other income on our cash and short-term investments, foreign exchange gains and losses and other non-operating income. Our short term investments consist of certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.
     Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.
     Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9—Warrant Liability” of the unaudited financial statements included in this report for more information.

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
     Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 14, 2011. There have been no material changes in our critical accounting policies and judgments since that date.
Results of Operations for the Three Month Periods Ended March 31, 2011 and March 31, 2010
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
Overview

	Three months ended March 31,
	2011	2010
	(in millions, except per share
	amounts)
Revenue	$0.1	$—
Expense	5.8	5.4
Change in fair value of warrant liability — loss (gain)	1.4	(4.6)
Net loss	(7.1)	(0.8)
Loss per share — basic and diluted	(0.24)	(0.03)
     As discussed in more detail below, the increase in our net loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the increase in fair value of our warrant liability, which was attributable principally to the increase in the price of our common stock. In addition, research and development expenses were higher due to the development of PX-866 and ONT-10. This increase was partially offset by a decrease in general and administrative expenses.
Revenue

	Three months ended March 31,
	2011	2010
	(in millions)
Licensing revenues from collaborative and license agreements	$0.1	$—

     During the three months ended March 31, 2011 we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.
Research and Development

	Three months ended March 31,
	2011	2010
	(in millions)
Research and development	$4.2	$2.6
     Research and development was higher by $1.6 million, or 61.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, principally due to an increase of expenses for preclinical and manufacturing development of $0.8 million, clinical trial expenses of $0.5 million, salaries and benefits of $0.2 million and license fees of $0.1 million. Preclinical, clinical and manufacturing development expenses increased due to greater activity related to the development of PX-866 and ONT-10 compared to the prior year period. The increase in employee related expense was attributable to the higher headcount.
     We expect that our periodic research and development costs will increase slightly from current levels for the rest of 2011.
General and Administrative Expense

	Three months ended March 31,
	2011	2010
	(in millions)
General and administrative	$1.8	$2.8
     The $1.0 million, or 35.7%, decrease in general and administrative expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to a $1.3 decrease in professional fees. The professional fees incurred in the three months ended March 31, 2010 primarily related to regulatory compliance activities. The decrease in general and administrative expense was offset in part by an increase in insurance and patent related expenses of $0.2 million and an increase in employee-related costs of $0.1 million due to higher headcount.
     We expect our periodic general and administration expense to be at a slightly lower level than current for the rest of 2011.
Investment and other income (expense), net

	Three months ended March 31,
	2011	2010
	(in millions)
Investment and other income , net	$0.3	$—

     Investment and other income, net increased by $0.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the derecognition of notes payable of $199,000 assumed in connection with the acquisition of ProlX, which we are no longer required to repay. For more information, see “Note 6(a) — Notes payable assumed in connection with the acquisition of ProlX” to the unaudited financial statements included in this report. The increase was also partially due to higher yields on investments.
Interest expense

	Three months ended March 31,
	2011	2010
	(in millions)
Interest expense	$0.1	$—
     Interest expense was $0.1 million for the three months ended March 31, 2011. There was no interest expense for the three months ended March 31, 2010. Interest incurred included non-cash amortization of debt issuance costs and debt discount associated with a term loan entered into with General Electric Capital Corporation. For more information, see “Note 6(b) — Notes payable — General Electric Capital Corporation” to the unaudited financial statements included in this report.
Change in Fair Value of Warrant Liability

	Three months ended March 31,
	2011	2010
	(in millions)
Change in fair value of warrant liability —(loss)/income	$(1.5)	$4.6
     The $1.5 million loss recorded in the three months ended March 31, 2011 was due to the increase in fair value of warrant liability during that period. Such increase was attributable principally to the increase in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. If the fair value of the warrant liability as of March 31, 2010 was calculated using the current method, the change in fair value warrant liability income would have decreased $0.7 million from $4.6 million to $3.9 million.
Liquidity and Capital Resources
Cash, Cash Equivalents, Short-Term Investments and Working Capital
     As of March 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $11.0 and short-term investments of $18.0 million. Our cash equivalents consist of certificates of deposit issued by institutions insured by the Federal Deposit Insurance Corporation with an initial maturity of less than 90 days. Our short-term investments are invested in certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our operations.

     Our cash and cash equivalents were $11.0 million as of March 31, 2011 compared to $5.5 million as of December 31, 2010, an increase of $5.5 million, or 100%. The increase reflects net redemption of short-term investments of $5.3 million and $4.8 million received from a term loan from General Electric Capital Corporation, or GECC, in February 2011, offset by net cash used in operations of $4.6 million.
     As of March 31, 2011, our working capital (defined as current assets less current liabilities) was $26.8 million compared to $28.2 million as of December 31, 2010, a decrease of $1.4 million, or 5.0%. The decrease in working capital was primarily attributable to a $0.6 million increase of accounts payable and accrued liabilities and a $0.6 million decrease in government grants receivable and prepaid expenses.
     In February 2011, we entered into a loan and security agreement, or the loan agreement, with GECC, pursuant to which the lenders extended to us an initial term loan with an aggregate principal amount of $5.0 million. In addition, we may borrow a second term loan with an aggregate principal amount of $7.5 million, at our option and subject to satisfying certain conditions on or before November 1, 2011. The conditions to borrow the second term loan include requirements that (1) we have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of the time of incurrence, (2) the START trial for Stimuvax is continuing or enrollment has been discontinued because such trial has met a positive efficacy endpoint at an interim analysis as determined by an independent data safety monitoring board overseeing such trial and (3) the study of at least one clinical indication in our PX-866 program is continuing.
     The proceeds of the initial term loan, after payment of lender fees and expenses, were approximately $4.8 million. The net proceeds will be used for general corporate purposes, including research and product development, such as funding pre-clinical studies and clinical trials and otherwise moving product candidates towards commercialization, or the possible acquisition or licensing of new product candidates or technology which could result in other product candidates. Pending application of the net proceeds, we intend to invest the net proceeds in short-term, investment-grade, interest-bearing instruments. See “Note 6(b) — Notes payable — General Electric Capital Corporation” to the unaudited financial statements included in this report for additional information regarding the loan agreement.
     On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of $46.0 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company were approximately $43.0 million.
     We believe that our currently available cash and cash equivalents, together with the loan agreement, and our financing which closed in May 2011 will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.
Cash Flows from Operating Activities
     We used $4.6 million of cash in operating activities for the three months ended March 31, 2011, an increase of $0.3 million compared to $4.3 million of cash in operating activities for the three months ended

March 31, 2010. The increase in cash used in operations was primarily due to an increase in research and development expenses.
Cash Flows from Investing Activities
     We had cash inflows of $5.3 million from investing activities for the three months ended March 31, 2011, compared to cash outflows from investing activities of $7.1 million for the three months ended March 31, 2010. This change was attributable primarily to lower purchases of short-term investments and higher redemption of short-term investments in the three months ended March 31, 2011.
Cash Flows from Financing Activities
     Cash provided by financing activities for the three months ended March 31, 2011 was $4.8 million, which consisted primarily of proceeds received pursuant to the loan agreement. For the three months ended March 31, 2010, cash provided by financing activities was zero.
Contractual Obligations and Contingencies
     In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2011:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases	$4,530	$480	$1,168	$1,203	$1,679
Notes payable	5,075	758	4,317	—	—
Interest commitment on notes payable	1,080	527	553	—	—

Total	$10,685	$1,765	$6,038	$1,203	$1,679

     In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expires on December 17, 2011. The sublease provides for a base monthly rent of $33,324 increasing to $36,354 in 2010. In May 2008, we also entered into a lease directly with the landlord of such facility, which will have a six year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018.
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

Guarantees and Indemnification
     In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2011, we believe that our exposure related to these guarantees and indemnification obligations is not material.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board, or FASB, issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings. This update has no impact on our financial position, operating results or disclosures for the three months ended March 31, 2011.
     In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the three months ended March 31, 2011.
     In October 2009, FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the three months ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     We had cash, cash equivalents and short-term investments totaling $29.0 million and $28.9 million as of March 31, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended March 31, 2011, would result in a decline in investment income of approximately $0.1 million for that same period.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We understand that Merck KGaA intends to submit for regulatory approval of Stimuvax for the treatment of NSCLC based on the results of a single Phase 3 trial, the START study. If the FDA determines that the results of this single study do not demonstrate the efficacy of Stimuvax with a sufficient degree of statistical certainty, the FDA may require an additional Phase 3 study to be performed prior to regulatory approval. Such a trial requirement would delay or prevent commercialization of Stimuvax and could result in the termination by Merck KGaA of our license agreement with them. In addition, there can be no guarantee that the results of an additional trial would be supportive of the results of the START trial.
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
     As of March 31, 2011, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. For example, we have been informed that Merck KGaA plans to increase the size of the START trial of Stimuvax ® in NSCLC from an estimated number of 1322 to 1476 patients as part of a plan to maintain the statistical power of the trial. This change was agreed in consultation with the FDA and the Special Protocol Agreement for START has been amended to reflect the change. Another unexpected serious adverse event reaction could cause a similar suspension of clinical trials in the future. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.

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
     Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2011, our accumulated deficit was approximately $354.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
     There is no assurance that we will be granted regulatory approval for any of our product candidates.
     Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We have initiated two Phase 1 / 2 trials in 2010 for PX-866, one Phase 2 trial in the first half of 2011, and plan to initiate a second Phase 2 trial in the second quarter of 2011. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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
     It is possible that none of our product candidates will complete clinical trials in any of the markets in which we and/or our collaborators intend to sell those product candidates. Accordingly, we and/or our collaborators may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition. For example, although the suspension of the clinical development program for Stimuvax in March 2010 has been lifted for trials in NSCLC, it remains in effect for the Phase 3 breast cancer trial and, in any event, may result in a prolonged delay or in the termination of the clinical development program for Stimuvax. For example, Merck KGaA has announced that it has decided to discontinue the Phase 3 trial in breast cancer. A prolonged delay or termination of the clinical development program would have a material adverse impact on our business and financial condition.
     The failure to enroll patients for clinical trials may cause delays in developing our product candidates.
     We may encounter delays if we, any collaboration partners or Merck KGaA are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. For example, the suspension of the Stimuvax trials resulted in Merck KGaA enrolling additional patients which could delay such trials.
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
     If our product candidates do not become widely accepted by physicians, patients, third party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.
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
     As of March 31, 2011, we owned approximately 16 U.S. patents and 21 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately eight U.S. patents and two U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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
     Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms. Therefore, it is difficult to provide the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third party payers for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.
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
     Small Molecule Products. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1) and Gilead Sciences, Inc. (Phase 2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.

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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. For the year ended December 31, 2009, we and our independent registered public accounting firm identified certain material weaknesses in our internal controls that are described in “Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting,” of our Annual Report on

Form 10-K for the year ended December 31, 2009. Remediation of the material weaknesses was fully completed on December 31, 2010; however, we can provide no assurances that these or other material weaknesses in our internal control over financial reporting will not be identified in the future.
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
     Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 8 — Share Capital — Authorized Shares — Class UA preferred stock” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For this purpose, “net profits . .. . means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
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
     The holder of the Class UA preferred stock has declined to sign an acknowledgement that Canadian GAAP applies to the redemption provision and has indicated that it believes U.S. GAAP should apply. As of March 31, 2011, the holder has not initiated a proceeding to challenge this interpretation; however, it may do so. If they do dispute this interpretation, although we believe a Delaware court would agree with the interpretation described above, we can provide no assurances that we would prevail in such a dispute. Further, any dispute regarding this matter, even if we were ultimately successful, could require significant resources which may adversely affect our results of operations.
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
     We expect that we will seek to raise additional capital from time to time in the future. For example, in July 2010, we entered into a common stock purchase agreement with Small Cap Biotech Value, Ltd., or SCBV, pursuant to which we may sell to SCBV up to 5,090,759 shares of our common stock over a 24-month period, subject to the satisfaction of certain terms and conditions contained in the common stock purchase agreement. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. In addition, until October 13, 2011, the investors in our 2010 private placement have certain rights of first refusal with respect to any equity or equity equivalent securities that we issue. Compliance with the terms of these rights of first refusal could complicate any future financing transactions we pursue. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to the terms of the loan agreement, we are required to issue to the lenders warrants equal to 3.0% of the principal amount of term loan borrowings actually incurred. On February 8, 2011, in connection with the initial term loan made pursuant to the loan agreement, we issued to an affiliate of GECC a warrant to purchase up to 48,701 shares of our common stock at an exercise price equal to $3.08 per share. The warrants was offered and sold to accredited investors in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit
Number	Description

10.1
Loan and Security Agreement between Oncothyreon Inc. and General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on February 9, 2011).

10.2
Promissory Note issued by Oncothyreon Inc. to General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on February 9, 2011).

10.3
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

ONCOTHYREON INC.
Date: May 10, 2011	/s/ Julia M. Eastland
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1
Loan and Security Agreement between Oncothyreon Inc. and General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on February 9, 2011).

10.2
Promissory Note issued by Oncothyreon Inc. to General Electric Capital Corporation dated February 8, 2011 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on February 9, 2011).

10.3
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