Form 10-Q
period 2011-06-30
Oncothyreon Inc.
filed 2011-08-08
CIK 1412067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of August 8, 2011 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 41,993,494

ONCOTHYREON INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
INDEX

Page
PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to the Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ONCOTHYREON INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,036	$5,514
Short-term investments	15,796	23,363
Government grant receivable	—	489
Prepaid expenses	566	583
Other current assets	209	131

Total current assets	67,607	30,080
Property and equipment, net	1,788	1,958
Other assets	287	290
Goodwill	2,117	2,117

Total assets	$71,799	$34,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$639	$624
Accrued liabilities	1,102	533
Accrued compensation and related liabilities	583	686
Current portion of notes payable	1,132	—
Current portion of deferred revenue	—	18

Total current liabilities	3,456	1,861
Notes payable	3,785	199
Noncurrent portion of deferred revenue	—	127
Deferred rent	412	388
Warrant liability	42,464	12,983
Class UA preferred stock, 12,500 shares authorized, issued and outstanding	30	30

Contingencies, commitments, and guarantees
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 41,641,393 and 30,088,628 shares issued and outstanding	353,851	353,850
Additional paid-in capital	61,301	17,328
Accumulated deficit	(388,344)	(347,255)
Accumulated other comprehensive loss	(5,156)	(5,066)

Total stockholders’ equity	21,652	18,857

Total liabilities and stockholders’ equity	$71,799	$34,445

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue
Revenue from collaborative and licensing agreements	$—	$4	$145	$9
Operating expenses
Research and development	4,193	2,862	8,381	5,469
General and administrative	1,633	1,860	3,462	4,691

Total operating expenses	5,826	4,722	11,843	10,160

Loss from operations	(5,826)	(4,718)	(11,698)	(10,151)

Other income (expense)
Investment and other income, net	51	12	364	52
Interest expense	(175)	—	(274)	—
Change in fair value of warrant liability	(28,023)	366	(29,481)	4,987

Total other income (expense), net	(28,147)	378	(29,391)	5,039

Net loss	$(33,973)	$(4,340)	$(41,089)	$(5,112)

Net loss per share — basic and diluted	$(0.91)	$(0.17)	$(1.22)	$(0.20)
Shares used to compute basic and diluted net loss per share	37,433,822	25,753,405	33,781,593	25,753,405

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(41,089)	$(5,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	233
Amortization of discount and deferred financing costs on notes payable	63	—
Stock-based compensation expense	741	611
Change in fair value of warrant liability	29,481	(4,987)
Recognition of deferred revenue	(145)	(13)
Extinguishment of debt	(199)	35

Net change in assets and liabilities:
Government grant receivable	489	—
Prepaid expenses	17	(220)
Other current assets	(27)	(21)
Other long term assets	116	64
Accounts payable	15	(610)
Accrued liabilities	569	11
Accrued compensation and related liabilities	(103)	(308)
Deferred rent	24	47

Net cash used in operating activities	(9,813)	(10,270)

Cash flows from investing activities
Purchase of short-term investments	(11,858)	(12,157)
Redemption of short-term investments	19,335	6,122
Purchase of plant and equipment	(65)	(155)

Net cash provided by (used in) investing activities	7,412	(6,190)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	43,071	—
Proceeds from stock options exercised	48	—
Proceeds from debt financing, net of issuance cost	4,804	—

Net cash provided by financing activities	47,923	—

Increase (decrease) in cash and cash equivalents	45,522	(16,460)
Cash and cash equivalents, beginning of period	5,514	18,974

Cash and cash equivalents, end of period	$51,036	$2,514

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.
Notes to the Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
(Unaudited)
1. DESCRIPTION OF BUSINESS
     Oncothyreon Inc. (the “Company”) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. Its operations are not subject to any seasonality or cyclicality factors.
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
          Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months and six months ended June 30, 2011 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission.
     Comprehensive Loss
          Comprehensive loss, which is comprised of net loss and other comprehensive income or loss, amounted to $34.0 million and $4.3 million for the three months ended June 30, 2011 and 2010 respectively, and $41.2 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s other comprehensive income or loss includes unrealized gains and losses on its available-for-sale short-term investments.
     Revenue
          Licensing Revenue from Collaborative and License Agreements. Revenue from collaborative and license agreements consists of (1) up-front cash payments for initial technology access or licensing fees and (2) contingent payments triggered by the occurrence of specified events or other contingencies derived from the Company’s collaborative and license agreements. Royalties from the commercial sale of products derived from the Company’s collaborative and license agreements are reported as licensing, royalties and other revenue.

          If the Company has continuing obligations under a collaborative agreement and the deliverables within the collaboration cannot be separated into their own respective units of accounting, it utilizes a multiple attribution model for revenue recognition as the revenue related to each deliverable within the arrangement should be recognized upon the culmination of the separate earnings processes and in such a manner that the accounting matches the economic substance of the deliverables included in the unit of accounting. As such, (1) up-front cash payments are recorded as deferred revenue and recognized as revenue ratably over the period of performance under the applicable agreement and (2) contingent payments are recorded as deferred revenue when all the criteria for revenue recognition are met and recognized as revenue ratably over the estimated period of the Company’s ongoing obligations. Royalties based on reported sales of licensed products, if any, are recognized based on the terms of the applicable agreement when and if reported sales are reliably measurable and collectability is reasonably assured.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is only expected to impact the presentation of the Company’s financial statements, and not the results of operations or financial position of the Company.
          In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (e.g., equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has not yet adopted this standard or determined the impact of this standard on its results of operations, cash flows and financial position.

          In December 2010, FASB issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings. The adoption of this new accounting pronouncement has no impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2011.
          In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2011.
          In October 2009, FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of these new standards on January 1, 2011 had no impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2011. However, the adoption may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to existing collaboration arrangements.
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
          The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (asset)	$44,855	$—	$—	$44,855	$4,005	$—	$—	$4,005
Certificates of deposits (asset)	—	$15,796	—	$15,796	—	$23,363	—	$23,363
Warrants (liability)	—	—	$42,464	$42,464	—	—	$12,983	$12,983
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
          There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2011. The changes in fair value of warrants classified in Level 3 in the amount of $28.0 million and $29.5 million, respectively, for the three and six months ended June 30, 2011 are recognized in the condensed consolidated statements of operations. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.
5. FINANCIAL INSTRUMENTS
          Financial instruments consist of cash and cash equivalents, short-term investments and accounts receivable that will result in future cash receipts, as well as accounts payable, accrued liabilities and notes payable that require future cash outlays.
     Short-term Investments
          Short-term investments are classified as available-for-sale securities and are carried at market value with unrealized temporary holding gains and losses, where applicable, excluded from income and reported in other comprehensive income (loss). Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the gross unrealized losses on our marketable securities as of June 30, 2011 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. As of June 30, 2011 and 2010, short-term investments consisted of certificates of deposit denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation. All asset classes purchased are limited to a final maturity from purchase date of twelve months.
          The amortized cost, unrealized losses and fair value for the periods presented are summarized below (in thousands):

	As of	As of
	June 30,	December 31,
	2011	2010
Amortized cost	$15,886	$23,363
Unrealized losses	(90)	—

Fair value	$15,796	$23,363

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
     Notes Payable
          The Company utilizes quoted market prices to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. As of June 30, 2011, the fair value of the term loan approximated the carrying value.
     Limitations
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
6. NOTES PAYABLE
     Notes payable assumed in connection with the acquisition of ProlX
          In connection with the acquisition of ProlX, the Company assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2010. The Company was required to repay such loans if it commercialized or sold the product, PX-12, that was the subject of such agreement. In February 2011, the Company provided notice to the counterparty to such agreements that it does not intend to commercialize PX-12. As a result, the agreements terminated in March 2011 and the Company is no longer required to repay such loans. Accordingly, the Company derecognized the notes payable in March 2011 and recognized $199,000 in other income.
     Notes payable — General Electric Capital Corporation
          On February 8, 2011, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation (“GECC”, and together with the other financial institutions that may become parties to the Loan and Security Agreement, the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of $5.0 million (the “Term Loan”), subject to the terms and conditions set forth in the Term Loan. On February 8, 2011, the Lenders funded a Term Loan in the principal amount of $5.0 million on a total facility of $12.5 million. Subject to the satisfaction of certain conditions, the Company may, at its option, access a portion or all of the remaining $7.5 million term loan facility on or before November 1, 2011. The Term Loan accrues interest at a fixed rate of 10.64% per annum and is payable over a 42-month period. The Company is required to make monthly payments of interest only, through November 1, 2011, and is required to repay the principal amount of the Term Loan over a period of 32 consecutive equal monthly installments of principal of $151,515 plus accrued interest, commencing on

December 1, 2011. At maturity of the Term Loan, the Company is also required to make a final payment equal to 1.5% ($75,000) of the Term Loan, which has been treated as a discount to the loan. The Company may incur additional fees if it elects to prepay the Term Loan. In connection with the Term Loan, on February 8, 2011, the Company issued to an affiliate of GECC a warrant to purchase up to an aggregate of 48,701 shares of common stock at an exercise price of $3.08 per share. This warrant, classified as equity, is immediately exercisable and will expire on February 8, 2018.
          The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount over the term of the loan through maturity date using the effective interest method, resulted in a total effective interest rate of 14.89%. As of June 30, 2011, the unamortized Term Loan discount was $158,452. If the maturity of the debt is accelerated due to an event of default, then the amortization would also be accelerated.
          The loan agreement with GECC contains certain restrictive covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock. The loan agreement also requires that the Company have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of each December 31 during the term of the loan agreement. As security for its obligations under the Loan agreement, the Company granted the Lenders a lien on substantially all of its assets, excluding intellectual property. The Company was in compliance with its financial and non-financial covenants as of June 30, 2011.
          Deferred financing costs of $196,039 were capitalized as other assets and are being amortized to interest expense over the term of the Term Loan. As of June 30, 2011, the unamortized Term Loan deferred financing costs were $163,966.
          As of June 30, 2011, the future contractual principal payments on the Term Loan are as follows:

2011	$303,030
2012	1,818,182
2013	1,818,182
2014	1,060,606

Total	$5,000,000

          A reconciliation of the face value of the Term Loan to the carrying value of the Term Loan as of June 30, 2011 is as follows:

Total Term Loan, including final payment fee (face value)	$5,075,000
Less: Term Loan discount balance	(158,452)
Total Term Loan carrying value	4,916,548
Less: current portion of notes payable	(1,131,660)

Long-term notes payable	$3,784,888

     Interest expense for the three months and six months ended June 30, 2011, all of which related to the Term Loan, was $175,030 and $274,391, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $40,552 and $63,068 for the three months and six months ended June 30, 2011, respectively.

7. NET LOSS PER SHARE
          Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants and unvested restricted share units. The weighted average shares outstanding used to compute net loss per share on a basic and diluted basis were 37,433,822 and 25,753,405 for the three months ended June 30, 2011 and 2010 respectively. The weighted average shares outstanding used to compute net loss per share on a basic and diluted basis were 33,781,593 and 25,753,405 for the six months ended June 30, 2011 and 2010 respectively. Basic net loss per share equaled the diluted loss per share for the three months and six months ended June 30, 2011 and 2010, since shares potentially issuable upon the exercise or conversion of the following securities have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Director and employee stock options	2,062,350	1,876,766	2,062,350	1,876,766
Non-employee director restricted share units	231,584	226,696	231,584	226,696
Warrants	6,868,342	3,838,918	6,868,342	3,838,918
8. EQUITY BASED TRANSACTIONS
     Equity Financing
          On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by the Company were approximately $43.0 million.
     Equity Line Financing
          On July 6, 2010, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Small Cap Biotech Value Fund, Ltd. (“SCBV”) providing for a committed equity line financing facility. The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, SCBV is committed to purchase up to $20.0 million of shares of the Company’s common stock over the 24-month term of the Purchase Agreement under certain specified conditions and limitations and subject to a maximum of 5,150,680 shares of common stock. After subtracting 59,921 shares of common stock the Company issued to SCBV in July 2010 as compensation for their commitment to enter into the financing arrangement, the Company may sell, under the Purchase Agreement, no more than the 5,090,759 remaining shares of common stock. Furthermore, in no event may SCBV purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations may not be waived by the parties.
          From time to time over the term of the Purchase Agreement, and in the Company’s sole discretion, the Company may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of the Company’s common stock, based on the price per share over 10 consecutive trading days (the “Draw Down Period”) with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of the Company’s common stock at the time of the draw down (which may not be waived or modified). In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require SCBV to purchase a percentage of the daily trading volume of the Company’s common stock for each trading day during the Draw Down Period. The Company is allowed to present SCBV with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period. As of June 30, 2011, no draw downs have taken place.
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
9. WARRANT LIABILITY
     In September 2010, the Company closed the sale of 4,242,870 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, and in May 2009 the Company closed the sale of 3,878,993 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants. As of June 30, 2011, the outstanding warrants for the May 2009 and September 2010 financings were 2,953,344 and 3,182,147 respectively.
          The estimated fair value of outstanding warrants accounted for as liabilities is determined as of the balance sheet date and recorded in the condensed consolidated balance sheet at each financial reporting period. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of operations in other income (expense) as a gain (loss). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants issued in May 2009 and September 2010, respectively:

	As of
	June 30, 2011
	May 2009	September 2010
	Warrants	Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$9.19	$9.19
Expected dividend rate	0.0%	0.0%
Expected volatility	87.2%	87.6%
Risk-free interest rate	0.8%	1.4%
Expected life (in years)	2.91	4.25

	As of
	December 31, 2010
	May 2009	September 2010
	Warrants	Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$3.26	$3.26
Expected dividend rate	0.0%	0.0%
Expected volatility	102.7%	92.2%
Risk-free interest rate	1.2%	1.9%
Expected life (in years)	3.40	4.75
          The change in fair value of the warrant liability during the three months ended June 30, 2011 was as follows (in thousands):

Warrant liability as of April 1, 2011	$14,441
Change in fair value for the three months ended June 30, 2011	28,023

Balance as of June 30, 2011	$42,464

          The change in fair value of the warrant liability during the six months ended June 30, 2011 was as follows (in thousands):

Warrant liability as of January 1, 2011	$12,983
Change in fair value for the six months ended June 30, 2011	29,481

Balance as of June 30, 2011	$42,464

          On December 31, 2010, the Company changed the way it estimates volatility when determining the fair value of the warrants using the Black-Scholes model. Prior to December 31, 2010, the volatility was calculated using the Company’s historical stock price, and discounting it by 15% to give effect to estimated lowered volatility expected by warrant holders. Before estimating the fair value of the warrants on December 31, 2010, the Company commissioned a study on volatility, and determined that the most appropriate volatility to use as of December 31, 2010 and for the foreseeable future thereafter, is the unadjusted volatility calculated using the Company’s historical stock price.
10. STOCK-BASED COMPENSATION
     Share Option Plan
          The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of June 30, 2011, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 4,164,139, and 2,101,789 shares of common stock remained available for future grant under the Share Option Plan.
          The Company granted 11,500 and 42,500 stock options during the three months ended June 30, 2011 and 2010, respectively, and 5,833 and zero stock options were exercised during the three months ended June 30, 2011 and 2010, respectively. The Company granted 19,250 and 42,500 stock options during the six months ended June 30, 2011 and 2010, respectively, and 12,708 and zero stock options were exercised during the six months ended June 30, 2011 and 2010, respectively. The Company recorded stock compensation expense of $257,542 and $235,388 during the three months ended June 30, 2011 and 2010, respectively and $541,538 and $460,935 during the six months ended June 30, 2011 and 2010, respectively. The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average grant-date fair value for stock options granted	$4.14	$2.80	$3.35	$2.80
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	82.03%	90.61%	82.16%	90.61%
Risk-free interest rate	2.07%	2.60%	2.17%	2.60%
Expected life of options in years	6	6	6	6
          The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option.
     Employee Stock Purchase Plan
          The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the

Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2011, expense related to this plan was $19,474 and $49,321, respectively. For the three and six months ended June 30, 2010 expense related to this plan was not material. Under the ESPP, the Company issued 31,753 shares to employees during the three and six months ended June 30, 2011. There are 847,813 shares reserved for future issuances under the ESPP as of June 30, 2011.
     Restricted Share Unit Plan
          The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. As of June 30, 2011, maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of June 30, 2011, 197,651 shares of common stock remain available for future grant under the RSU Plan. The Company granted 22,690 and 40,430 restricted share units, both with a fair value of $150,000 during each of the three-month and six-month periods ended June 30, 2011 and 2010, respectively. 8,304 shares had been issued upon conversion of RSUs for the three and six months ended June 30, 2011. No shares were issued upon conversion of RSUs for the three and six months ended June 30, 2010. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.
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
          In addition, pursuant to other various license agreements, the Company is obligated to make payments based both on the achievement of certain milestones and a percentage of revenues derived from the sublicensed technology and royalties on net sales.
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
12. COLLABORATIVE AND LICENSE AGREEMENTS
          The Company has granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of Stimuvax. Under the 2008 license agreement, the Company may receive milestones of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development of commercialization of ONT-10. No amounts were recognized in connection with this agreement in either 2011 or 2010.
13. SUBSEQUENT EVENTS
          None
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q . This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements include, but are not limited to, the following: our expectations regarding future expenses and our ability to effectively manage them; clinical and pre-clinical development activities, including our plans for the pre-clinical development of ONT-10 in 2011 and our decision to initiate additional planned Phase 2 trial for PX-866 in 2011; our expectations regarding the timing and results of the Phase 3 trials for Stimuvax; the outcome of the suspension of the clinical trials of Stimuvax; our ability to secure collaboration arrangements with pharmaceutical companies to complete the development and commercialization of our product candidates; our ability to obtain suitable financing to support our operations, clinical trials and commercialization of our products; and the use and adequacy of cash resources. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report. These statements, like all statements in this quarterly report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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
          Our lead product candidate, Stimuvax, is being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866, for which we initiated two Phase 1/2 trials in 2010, one Phase 2 trial in the first half of 2011, and plan to initiate a second Phase 2 trial in the third quarter of 2011. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10 (formerly BGLP40), a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others.
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
          We have incurred substantial losses since our inception. As of June 30, 2011, our accumulated deficit totaled $388.3 million. We incurred a net loss of $41.1 million for the six months ended June 30, 2011 compared to a net loss of $5.1 million for the same period in 2010. The increase in net loss was primarily due to the increase in fair value of our warrant liability, which was primarily attributable to the increase in the price of our common stock. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed a financing in September 2010, in which we raised approximately $14.9 million in gross proceeds. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness and, subject to the satisfaction of certain conditions, may incur an additional $7.5 million in term loan indebtedness. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.0 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes payable” and “Note 8 — Equity Based Transactions” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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
          Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9—Warrant Liability” of the unaudited financial statements included in this report for more information.
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
Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and June 30, 2010
          The following table sets forth selected consolidated statements of operations data for each of the periods indicated.
     Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per		(In millions, except per
	share amounts)		share amounts)
Revenue	$—	$—	$0.1	$—
Operating expenses	5.8	4.7	11.8	10.2
Change in fair value of warrant liability — (loss) income	(28.0)	0.4	(29.5)	5.0
Net loss	(34.0)	(4.3)	(41.1)	(5.1)
Net loss per share — basic and diluted	(0.91)	(0.17)	(1.22)	(0.20)
          As discussed in more detail below, the increase in our net loss for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was primarily due to the increase in the estimated fair value of our warrant liability, which was attributable principally to the increase in the price of our common stock. In addition, research and development expenses were higher due to the development of PX-866 and ONT-10. This increase was partially offset by a decrease in general and administrative expenses.
     Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Revenues from collaborative and license agreements	$—	$—	$0.1	$—
          During the three and six months ended June 30, 2011, we recognized zero and $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

     Research and Development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Research and development	$4.2	$2.9	$8.4	$5.5
          Research and development expenses increased by $1.3 million, or 44.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, principally due to an increase of expense for preclinical and manufacturing development of $0.6 million, clinical trial expenses of $0.5 million and employee related compensation costs of $0.2 million.
          Research and development expenses increased by $2.9 million, or 52.7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, principally due to an increase of expense for preclinical and manufacturing development of $1.3 million, clinical trial expenses of $1.1 million and employee related compensation costs of $0.5 million.
          For the three and six months ended June 30, 2011, preclinical, clinical and manufacturing development expenses increased due to greater activity related to the development of PX-866 and ONT-10 compared to the prior year period. The increase in employee related compensation costs was attributable to higher headcount.
          We expect that our periodic research and development costs will increase slightly from current levels for the rest of 2011.
     General and Administrative

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
General and administrative	$1.6	$1.9	$3.5	$4.7
          The $0.3 million, or 15.8%, decrease in general and administrative expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was principally due to a $0.2 million decrease in professional fees and $0.1 million decrease in other general and administrative expenses.
          The $1.2 million, or 25.5% decrease in general and administrative expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was attributable to lower professional fees of $1.4 million. The professional fees incurred in the six months ended June 30, 2010 primarily related to regulatory compliance activities. The decrease was offset in part by an increase in employee related compensation costs of $0.2 million.
          We expect general and administration expense for the balance of the year to be slightly lower than the first six months of 2011.

     Change in Fair Value of Warrant Liability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Change in fair value of warrant liability — (loss)/income	$(28.0)	$0.4	$(29.5)	$5.0
          The $28.0 million and $29.5 million loss recorded in the three and six months ended June 30, 2011, respectively, was due to the increase in the estimated fair value of warrant liability during that period. Such increase was attributable principally to the increase in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. If the fair value of the warrant liability for the three months ended June 30, 2010 was calculated using the current method, the change in fair value warrant liability income of $0.4 million would have changed to a loss of $0.4 million. If the fair value of the warrant liability for the six months ended June 30, 2010 was calculated using the current method, the change in fair value warrant liability income would have decreased from $5.0 million to $4.3 million.
Liquidity and Capital Resources
     Cash, Cash Equivalents, Short-term Investments and Working Capital
          As of June 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $51.0 and short-term investments of $15.8 million. Our cash equivalents consist of money market funds and certificates of deposit issued by institutions insured by the Federal Deposit Insurance Corporation with an initial maturity of less than 90 days. Our short-term investments are invested in certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, debt and equipment financings, and payments to us under licensing and collaboration agreements. These proceeds have been used to fund our operations.
          Our cash and cash equivalents were $51.0 million as of June 30, 2011 compared to $5.5 million as of December 31, 2010, an increase of $45.5 million, or 827%. The increase was primarily attributable to net proceeds of $43.0 million from an underwritten public offering of 11,500,000 shares of common stock at a price of $4.00 per share on May 4, 2011. In addition, the increase reflects net redemption of short-term investments of $7.5 million and $4.8 million received from a term loan from General Electric Capital Corporation, or GECC, in February 2011, offset by net cash used in operations of $9.8 million.
          As of June 30, 2011, our working capital (defined as current assets less current liabilities) was $64.2 million compared to $28.2 million as of December 31, 2010, an increase of $36.0 million, or 128%. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $45.5 million. Such increase was partly offset by a decrease in short-term investments of $7.6 million, government grants receivable of $0.5 million and a $0.5 million net increase in accrued liabilities and accrued compensation related liabilities.
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
          The proceeds of the initial term loan, after payment of lender fees and expenses, were approximately $4.8 million. The net proceeds will be used for general corporate purposes, including research and product development, such as funding pre-clinical studies and clinical trials and otherwise moving product candidates towards commercialization, or the possible acquisition or licensing of new product candidates or technology which could result in other product candidates. Pending application of the net proceeds, we intend to invest the net proceeds in short-term, investment-grade, interest-bearing instruments. See “Note 6 — Notes payable” to the unaudited financial statements included in this report for additional information regarding the loan agreement.
          On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of $46.0 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by us were approximately $43.0 million.
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
     Cash Flows From Operating Activities
          We used $9.8 million of cash in operating activities for the six months ended June 30, 2011, a decrease of $0.5 million compared to $10.3 million of cash in operating activities for the six months ended June 30, 2010. The decrease in cash used in operations was primarily due to a decrease in general and administrative expenses.
     Cash Flows From Investing Activities
          We had cash inflows of $7.4 million from investing activities for the six months ended June 30, 2011, compared to cash outflows from investing activities of $6.2 for the six months ended June 30, 2010. This change was attributable primarily to higher redemption of short-term investments in the six months ended June 30, 2011.
     Cash Flows from Financing Activities
          Cash provided by financing activities for the six months ended June 30, 2011 was $47.9 million, which consisted primarily of proceeds received pursuant to our equity financing and the loan agreement. On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of its common stock. The net proceeds from the sale of the shares were approximately $43.0 million. For the six months ended June 30, 2010, cash provided by financing activities was zero.

     Contractual Obligations and Contingencies
          In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2011:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Operating leases	$4,420	$514	$1,173	$1,206	$1,527
Notes payable	5,075	1,212	3,863	—	—
Interest commitment on notes payable	946	503	443	—	—

Total	$10,441	$2,229	$5,479	$1,206	$1,527

          In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The sublease expires on December 17, 2011. The sublease provides for a base monthly rent of $33,324 increasing to $36,354 in 2010. In May 2008, we also entered into a lease directly with the landlord of such facility, which will have a seven year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018.
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
Guarantees and Indemnification
          In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2011, we believe that our exposure related to these guarantees and indemnification obligations is not material.
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

Recent Accounting Pronouncements
          In June 2011, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is only expected to impact the presentation of the Company’s financial statements, and not the results of operations or financial position of the Company.
          In May 2011, the FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (e.g., equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We have not yet adopted this standard or determined the impact of this standard on our results of operations, cash flows and financial position.
          In December 2010, FASB issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings. The adoption of this new accounting pronouncement has no impact on our condensed consolidated financial statements for the six months ended June 30, 2011.
          In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the six months ended June 30, 2011.

          In October 2009, FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of these new standards on January 1, 2011 had no impact on our condensed consolidated financial statements for the six months ended June 30, 2011. However, the adoption may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to existing collaboration arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
          We had cash, cash equivalents and short-term investments totaling $66.8 million and $28.9 million as of June 30, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended June 30, 2011, would result in a decline in investment income of approximately $0.2 million for that same period.
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
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          As of the date of this report, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. For example, we have been informed that Merck KGaA plans to increase the size of the START trial of Stimuvax in NSCLC from an estimated number of 1,322 to 1,476 patients as part of a plan to maintain the statistical power of the trial. This change was agreed in consultation with the FDA and the Special Protocol Agreement for START has been amended to reflect the change. Another unexpected serious adverse event reaction could cause a similar suspension of clinical trials in the future. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.
     We have a history of net losses, we anticipate additional losses and we may never become profitable.
          Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2011, our accumulated deficit was approximately $388.3 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.
     There is no assurance that we will be granted regulatory approval for any of our product candidates.
          Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We have initiated two Phase 1 / 2 trials in 2010 for PX-866, one Phase 2 trial in the first half of 2011, and plan to initiate a second Phase 2 trial in the third quarter of 2011. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
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
If we require additional financing and cannot secure sufficient financing on acceptable terms, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition.
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
          As of June 30, 2011, we owned approximately 11 U.S. patents and 19 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately ten U.S. patents and three U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:
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
          Stimuvax. There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. Stimuvax has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from Stimuvax. Of these vaccines, only Lucanix is being developed as a maintenance therapy in Stage III NSCLC, the same indication as Stimuvax. However, subsequent development of these vaccines, including Stimuvax, may result in additional direct competition.
          Small Molecule Products. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1), GlaxoSmithKline (Phase 1) and Gilead Sciences, Inc. (Phase 2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.
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
          Our certificate of incorporation provides for the mandatory redemption of shares of our Class UA preferred stock if we realize “net profits” in any year. See “Note 8 — Share Capital — Authorized Shares — Class UA preferred stock” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For this purpose, “net profits .... means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.”
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
     We may seek to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.
          We expect that we will seek to raise additional capital from time to time in the future. For example, in July 2010, we entered into a common stock purchase agreement with Small Cap Biotech Value, Ltd., or SCBV, pursuant to which we may sell to SCBV up to 5,090,759 shares of our common stock over a 24 month period, subject to the satisfaction of certain terms and conditions contained in the common stock purchase agreement. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. In addition, until October 13, 2011, the investors in our 2010 private placement have certain rights of first refusal with respect to any equity or equity equivalent securities that we issue. Compliance with the terms of these rights of first refusal could complicate any future financing transactions we pursue. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.
     If we sell shares of our common stock under our existing committed equity line financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.
          In July 2010, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $20.0 million of our common stock to SCBV over a 24-month period subject to a maximum of 5,150,680 shares of our common stock. The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. SCBV may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to SCBV in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although SCBV is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.
     Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock in our May 2011 offering of common stock and the sale of shares, if any, to SCBV and may not use such proceeds in ways that increase the value of our stock price.
          In May 2011, we generated approximately $43.0 million of net proceeds from the sale of shares of our common stock. We will have broad discretion over the use of proceeds from the sale of those shares and the sale, if any, of shares of common stock to SCBV and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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
          Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase 2,909,244 shares of our common stock and the issuance by us in September 2010 of warrants to purchase 3,182,147 shares of our common stock. These warrants are accounted for as a derivative financial instrument and classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 6.	Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of April 29, 2011, among Oncothyreon Inc. and the several underwriters party thereto (incorporated by reference from Exhibit 1.1 to Current Report on Form 8-K filed on April 29, 2011).

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.
Date: August 8, 2011	/s/ Julia M. Eastland
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of April 29, 2011, among Oncothyreon Inc. and the several underwriters party thereto (incorporated by reference from Exhibit 1.1 to Current Report on Form 8-K filed on April 29, 2011).

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document