Form 10-Q
period 2011-09-30
Oncothyreon Inc.
filed 2011-11-08
CIK 1412067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 8, 2011 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 42,682,565

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,000	$5,514
Short-term investments	48,616	23,363
Government grant receivable	—	489
Prepaid expenses	748	583
Other current assets	567	131

Total current assets	60,931	30,080
Long-term investments	2,555	—
Property and equipment, net	1,687	1,958
Other assets	269	290
Goodwill	2,117	2,117

Total assets	$67,559	$34,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465	$624
Accrued liabilities	943	533
Accrued compensation and related liabilities	817	686
Current portion of notes payable	1,590	—
Current portion of deferred revenue	—	18

Total current liabilities	3,815	1,861
Notes payable	3,347	199
Noncurrent portion of deferred revenue	—	127
Deferred rent	618	388
Warrant liability	23,988	12,983
Class UA preferred stock, 12,500 shares authorized, issued and outstanding	30	30
Contingencies, commitments, and guarantees
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 42,043,494 and 30,088,628 shares issued and outstanding	353,851	353,850
Additional paid-in capital	65,369	17,328
Accumulated deficit	(378,407)	(347,255)
Accumulated other comprehensive loss	(5,052)	(5,066)

Total stockholders’ equity	35,761	18,857

Total liabilities and stockholders’ equity	$67,559	$34,445

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue
Revenue from collaborative and licensing agreements	$—	$4	$145	$13
Operating expenses
Research and development	5,383	2,680	13,764	8,149
General and administrative	1,060	1,665	4,522	6,356

Total operating expenses	6,443	4,345	18,286	14,505

Loss from operations	(6,443)	(4,341)	(18,141)	(14,492)

Other income (expense)
Investment and other income (expense), net	(74)	48	290	100
Interest expense	(179)	—	(453)	—
Change in fair value of warrant liability	16,633	(259)	(12,848)	4,728

Total other income (expense), net	16,380	(211)	(13,011)	4,828

Income (loss) before income taxes	9,937	(4,552)	(31,152)	(9,664)
Income tax benefit	—	200	—	200

Net income (loss)	$9,937	$(4,352)	$(31,152)	$(9,464)

Net income (loss) per share — basic	$0.24	$(0.17)	$(0.85)	$(0.37)

Net income (loss) per share — diluted	$0.22	$(0.17)	$(0.85)	$(0.37)

Shares used to compute basic net income (loss) per share	41,928,775	25,948,423	36,527,164	25,819,126

Shares used to compute diluted net income (loss) per share	44,849,971	25,948,423	36,527,164	25,819,126

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(31,152)	$(9,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	350
Amortization of discount and deferred financing costs on notes payable	105	—
Stock-based compensation expense	1,023	888
Change in fair value of warrant liability	12,848	(4,728)
Recognition of deferred revenue	(145)	(17)
Extinguishment of debt	(199)	35
Other	13	200
Net change in assets and liabilities:
Government grant receivable	489	—
Prepaid expenses	(165)	(465)
Other current assets	(423)	(23)
Other long term assets	138	64
Accounts payable	(159)	(21)
Accrued liabilities	410	(279)
Accrued compensation and related liabilities	131	107
Deferred rent	230	70

Net cash used in operating activities	(16,509)	(13,283)

Cash flows from investing activities
Purchase of investments	(57,969)	(12,157)
Redemption of investments	30,175	9,478
Purchase of plant and equipment	(76)	(175)

Net cash used in investing activities	(27,870)	(2,854)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance cost	43,112	13,645
Proceeds from stock options exercised	48	—
Proceeds from warrants exercised	1,901	—
Proceeds from debt financing, net of issuance cost	4,804	—

Net cash provided by financing activities	49,865	13,645

Increase (decrease) in cash and cash equivalents	5,486	(2,492)
Cash and cash equivalents, beginning of period	5,514	18,974

Cash and cash equivalents, end of period	$11,000	$16,482

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2011 and 2010

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months and nine months ended September 30, 2011 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission.

Comprehensive Income or Loss

Comprehensive income or loss consists of net income or loss and other comprehensive income or loss. The Company generated comprehensive income of $9.95 million and incurred a comprehensive loss of $4.35 million for the three months ended September 30, 2011 and 2010 respectively, and incurred comprehensive losses of $31.14 million and $9.46 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s other comprehensive income or loss includes unrealized gains and losses on its available-for-sale short-term investments.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on testing goodwill for impairment. The new guidance simplifies how an entity tests goodwill for impairment. It allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have not adopted this standard or determined the impact of this standard on our results of operations, cash flows and financial position.

In June 2011, FASB and the International Accounting Standards Board (“IASB”) updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is only expected to impact the presentation of the Company’s financial statements, and not the results of operations or financial position of the Company.

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

In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2011.

In October 2009, FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance on January 1, 2011 had no impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2011. However, the adoption may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to existing collaboration arrangements.

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

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$4,240	$—	$—	$4,240	$4,005	$—	$—	$4,005
Certificates of deposits	—	16,941	—	16,941	—	23,363	—	23,363
Debt securities of U.S. government agencies	—	11,000	—	11,000	—	—	—	—
Corporate debt securities and commercial paper	—	27,715	—	27,715	—	—	—	—

	$4,240	$55,656	$—	$59,896	$4,005	$23,363	$—	$27,368

Financial Liability:
Warrants	$—	$—	$23,988	$23,988	$—	$—	$12,983	$12,983

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices from similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of debt securities of U.S government agencies, corporate debt securities and commercial paper and certificates of deposits denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011. The changes in fair value of warrants classified in Level 3 in the amount of $16.6 million recorded as other income and $12.8 million recorded as other expense, respectively, for the three and nine months ended September 30, 2011 are recognized in the condensed consolidated statements of operations. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts receivable that will result in future cash receipts, as well as accounts payable, accrued liabilities, Class UA preferred stock and notes payable that require future cash outlays.

Investments

Investments consist of short-term investments and long-term investments. Short-term and long-term investments are classified as available-for-sale securities and are carried at market value with unrealized temporary holding gains and losses, where applicable, excluded from net income (loss) and reported in other comprehensive income (loss). Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the gross unrealized losses on our marketable securities as of September 30, 2011 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. As of September 30, 2011, short-term investments consisted of debt securities of U.S government agencies, corporate debt securities and commercial paper and certificates of deposits with an estimated fair value of $53.1 million. Certificate of deposits are denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation. All asset classes purchased for short-term investment are limited to a final maturity from purchase date of 12 months. The Company’s long-term investments are investment with maturities exceeding 12 months but less than five years. As of September 30, 2011, long-term investments consisted of debt securities of U.S. government agencies with an estimated fair value of $2.6 million. There were no long-term investments as of December 31, 2010.

The amortized cost, unrealized gains or losses and estimated fair value of our investments for the periods presented are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2011
Certificates of deposits	$16,937	$4	$—	$16,941
Debt securities of U.S. government agencies	11,001	—	(1)	11,000
Corporate bonds	27,704	11	—	27,715

Total	$55,642	$15	$(1)	$55,656

As of December 31, 2010
Certificates of deposits	$23,363	$—	$—	$23,363

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

Notes Payable

The Company utilizes quoted market prices to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. As of September 30, 2011, the fair value of the term loan approximated the carrying value.

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

The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount over the term of the loan through maturity date using the effective interest method, resulting in a total effective interest rate of 14.89%. As of September 30, 2011, the unamortized Term Loan discount was $137,533. If the maturity of the debt is accelerated due to an event of default, then the amortization would also be accelerated.

The loan agreement with GECC contains certain restrictive covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock.

The loan agreement also requires that the Company have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of each December 31 during the term of the loan agreement. As security for its obligations under the Loan agreement, the Company granted the Lenders a lien on substantially all of its assets, excluding intellectual property. The Company was in compliance with its financial and non-financial covenants as of September 30, 2011.

Deferred financing costs of $196,039 were capitalized as other assets and are being amortized to interest expense over the term of the Term Loan. As of September 30, 2011, the unamortized Term Loan deferred financing costs were $142,319.

As of September 30, 2011, the future contractual principal payments on the Term Loan are as follows (in thousands):

2011	$303
2012	1,818
2013	1,818
2014	1,061

Total	$5,000

A reconciliation of the face value of the Term Loan to the carrying value of the Term Loan as of September 30, 2011 is as follows (in thousands):

Total Term Loan, including final payment fee (face value)	$5,075
Less: Term Loan discount balance	(138)

Total Term Loan carrying value	4,937
Less: current portion of notes payable	(1,590)

Long-term notes payable	$3,347

Interest expense for the three months and nine months ended September 30, 2011, all of which related to the Term Loan, was $178,522 and $452,912, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $42,566 and $105,635 for the three months and nine months ended September 30, 2011, respectively.

7.	NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by dividing net income or loss by the weighted-average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, restricted shares units, warrants and shares under our 2010 Employee Stock Purchase Plan are determined under the treasury stock method. Basic net loss per share equaled the diluted loss per share for the three months ended September 30, 2010 and for the nine months ended September 30, 2011 and 2010, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income or loss per share (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$9,937	$(4,352)	$(31,152)	$(9,464)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	41,928,775	25,948,423	36,527,164	25,819,126
Effect of dilutive securities:
Stock options	351,696	—	—	—
Warrants	2,337,916	—	—	—
Restricted share unit plan	231,584	—	—	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	44,849,971	25,948,423	36,527,164	25,819,126

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Director and employee stock options	773,162	1,876,766	2,080,119	1,876,766
Warrants	—	7,156,665	5,922,089	7,156,665
Non-employee director restricted share units	—	226,696	231,584	226,696
Employee stock purchase plan	23,664	13,572	23,664	13,572

8.	EQUITY BASED TRANSACTIONS

Equity Financing

On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by the Company were approximately $43.1 million.

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

Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, served as the Company’s placement agent in connection with the financing arrangement. The Company agreed to pay Reedland, upon each sale of its common stock to SCBV under the Purchase Agreement, a fee equal to 1.0% of the aggregate dollar amount of common stock purchased by SCBV upon settlement of each such sale.

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

On October 4, 2011, the Company sold an aggregate of 639,071 shares of its common stock pursuant to the Purchase Agreement, at a per share price of $6.43 resulting of aggregate proceeds of $4.1 million. See “Note 14 Subsequent Events” for additional information.

9.	WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of September 30, 2011, the total number of warrants outstanding was 5,922,089. In the three and nine months ended September 30, 2011, warrants totaling 402,101 were exercised, resulting in gross proceeds to the Company of approximately $1.9 million. In the three and nine months ended September 30, 2011, warrants totaling 544,150 expired. No warrants were exercised or expired in the three and nine months ended September 30, 2010.

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with an equity financing in August 2009 and a Term Loan in February 2011. In August 2009, the Company closed the sale of 2,280,502 units with each unit consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock, and in February 2011 the Company issued 48,701 warrants to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC. During the three and nine months ended September 30, 2011, 140,000 of the August 2009 warrants were exercised and 544,150 of the August 2009 warrants expired. As of September 30, 2011, there were 48,701 outstanding warrants that were classified as equity.

Warrants classified as liability

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. In September 2010, the Company closed the sale of 4,242,870 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, and in May 2009 the Company closed the sale of 3,878,993 units, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants. During the three and nine months ended September 30,

2011, approximately 262,100 of the May 2009 warrants were exercised. As of September 30, 2011, there were outstanding warrants from the May 2009 and September 2010 financings of 2,691,241 and 3,182,147, respectively.

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

	As of September 30, 2011
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$5.98	$5.98
Expected dividend rate	0.0%	0.0%
Expected volatility	86.54%	97.37%
Risk-free interest rate	0.36%	0.69%
Expected life (in years)	2.65	4.00

	As of December 31, 2010
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$3.26	$3.26
Expected dividend rate	0.0%	0.0%
Expected volatility	102.7%	92.2%
Risk-free interest rate	1.2%	1.9%
Expected life (in years)	3.40	4.75

The change in fair value of the warrant liability during the three months ended September 30, 2011 was as follows (in thousands):

Warrant liability as of July 1, 2011	$42,464
Change in fair value for the three months ended September 30, 2011	(16,633)
Reclassified to equity upon exercise for the three months ended September 30, 2011	(1,843)

Balance as of September 30, 2011	$23,988

The change in fair value of the warrant liability during the nine months ended September 30, 2011 was as follows (in thousands):

Warrant liability as of January 1, 2011	$12,983
Change in fair value for the nine months ended September 30, 2011	12,848
Reclassified to equity upon exercise for the nine months ended September 30, 2011	(1,843)

Balance as of September 30, 2011	$23,988

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

Share Option Plan

The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of September 30, 2011, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 4,164,139, and 2,084,020 shares of common stock remained available for future grant under the Share Option Plan.

The Company granted 19,000 and zero stock options during the three months ended September 30, 2011 and 2010, respectively, and zero stock options were exercised during each of the three months ended September 30, 2011 and 2010, respectively. The Company granted 38,250 and 42,500 stock options during the nine months ended September 30, 2011 and 2010, respectively, and 12,708 and zero stock options were exercised during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded stock compensation expense of $231,152 and $247,081 during the three months ended September 30, 2011 and 2010, respectively and $772,690 and $708,016 during the nine months ended September 30, 2011 and 2010, respectively. The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average grant-date fair value for stock options granted	$4.20	$—	$3.78	$2.80
Expected dividend rate	0.00%	—	0.00%	0.00%
Expected volatility	83.21%	—	82.68%	90.61%
Risk-free interest rate	1.19%	—	1.68%	2.60%
Expected life of options in years	6	—	6	6

The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2011, expense related to this plan was $51,177 and $100,498, respectively. For the three and nine months ended September 30, 2010 expense related to this plan was $31,000. Under the ESPP, the Company issued zero and 31,753 shares to employees during the three and nine months ended September 30, 2011, respectively. There are 847,813 shares reserved for future issuances under the ESPP as of September 30, 2011.

Restricted Share Unit Plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. As of September 30, 2011, maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of September 30, 2011, 197,651 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any restricted share units during the three months ended September 30, 2011 and 2010. The Company granted 22,690 and 40,430 restricted share units during each of the nine months ended September 30, 2011 and 2010, both with a fair value of $150,000. Zero and 8,304 shares had been issued upon conversion of RSUs for the three and nine months ended September 30, 2011. No shares were issued upon conversion of RSUs for the three and nine months ended September 30, 2010. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.

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

In September 2011, the Company entered into an exclusive, worldwide license agreement with the Sanford-Burnham Medical Research Institute (“SBMRI”) for certain intellectual property related to SBMRI’s small molecule program based on ONT-701(sabutoclax) and related compounds. ONT-701(sabutoclax) is a pan-inhibitor of the B-cell lymphoma-2 (“Bcl-2”) family of anti-apoptotic proteins and is currently in pre-clinical development. Because the Company acquired ONT-701(sabutoclax) in an early research stage, the Company determined the compound did not have an alternate future use. Under the terms of this agreement, the Company made a payment of $1.5 million to SBMRI, which was recorded as part of research and development expense. In addition, the Company may be required to make milestone payments of up to approximately $26 million upon the occurrence of certain clinical development and regulatory milestones and up to $25 million based on certain net sales targets. The Company would be required to pay a royalty in the low to mid single digits on net sales of licensed products. In addition, if the Company generates income from a sublicense of any of the licensed rights, it must pay SBMRI a portion of certain income received from the sublicensee at a rate between mid single digits and 30%, depending on stage of the clinical development of the rights when the sublicense is granted. Unless earlier terminated in accordance with the license agreement, the agreement shall terminate on a country-by-country basis upon the later of (i) 10 years after the first commercial sale of the first licensed product and (ii) the expiration of the last-to-expire patent within the licensed patents.

13.	INCOME TAX

For the three months ended September 30, 2011, the Company’s net income was $9.9 million. The net income was primarily attributable to non-taxable income as a result of the change in the estimated fair value of warrant liability. Excluding the effects of the non-taxable change in warrant liability, the Company would have incurred a net loss for the three and nine months ended September 30, 2011 of $6.7 million and $18.3 million, respectively. Due to the losses, no provisions for income taxes were made during the three and nine months ended September 30, 2011.

14.	SUBSEQUENT EVENT

On October 4, 2011, the Company sold an aggregate of 639,071 shares of its common stock pursuant to the Purchase Agreement described in “Note 8 — Equity Based Transactions” above, at a per share price of approximately $6.43 resulting in aggregate proceeds of $4.1 million. The per share price at which SCBV purchased these shares was established under the Purchase Agreement by reference to the volume weighted average prices of the Company’s common stock on The NASDAQ Global Market during the pricing period, net a discount of 5% per share. The Company received net proceeds from the sale of these shares of approximately $4.1 million after deducting its estimated offering expenses of approximately $49,000, including a placement agent fee of $41,000, in connection with this draw down.

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

Our lead product candidate, Stimuvax, is being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Our pipeline of clinical stage proprietary small molecule product candidates was acquired by us in October 2006 from ProlX Pharmaceuticals Corporation, or ProlX. We are currently focusing our internal development efforts on PX-866, for which we initiated two Phase 1/2 trials in 2010 and two Phase 2 trials in 2011. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. We are also conducting preclinical development of ONT-10, a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our product candidates, we have developed novel vaccine technology which we may further develop ourselves and/or license to others.

Lastly, in September 2011, we entered into an exclusive, worldwide license agreement with the Sanford-Burnham Medical Research Institute, or SBMRI, for certain intellectual property related to SBMRI’s small molecule program based on ONT-701(sabutoclax) and related compounds. ONT-701(sabutoclax) is a pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins and is currently in pre-clinical development. Overexpression of one or more members of the Bcl-2 family of proteins is common in most human cancers. See “Note 12 — Collaborative and License Agreements” for additional information.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development for commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 10 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have incurred substantial losses since our inception. As of September 30, 2011, our accumulated deficit totaled $378.4 million. We incurred a net loss of $31.2 million for the nine months ended September 30, 2011 compared to a net loss of $9.5 million for the same period in 2010. The increase in net loss was primarily due to the increase in fair value of our warrant liability, which was primarily attributable to the increase in the price of our common stock. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, exercise of warrants, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed a financing in September 2010, in which we raised approximately $14.9 million in gross proceeds. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. During the three months ended September 30, 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes payable”, “Note 8 — Equity Based Transactions” and “Note 9 — Warrants” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, and conducting preclinical studies. These expenses include external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense; third party supplier expenses and an allocation of facility costs. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

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

Investment and Other Income (Expense), net. Investment and other income (expense), net consists of interest and other income on our cash, short-term and long-term investments, foreign exchange gains and losses and other non-operating income. Our short term investments consist of certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9 — Warrants” of the unaudited financial statements included in this report for more information.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and September 30, 2010

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenue	$—	$—	$0.1	$—
Operating expenses	6.4	4.3	18.3	14.5
Change in fair value of warrant liability — income (loss)	16.6	(0.3)	(12.8)	4.7
Net income (loss)	9.9	(4.4)	(31.2)	(9.5)
Net income (loss) per share — basic	0.24	(0.17)	(0.86)	(0.37)
Net income (loss) per share — diluted	0.22	(0.17)	(0.86)	(0.37)

As discussed in more detail below, the income for the three months ended September 30, 2011 and the increase in our net loss for the nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, was primarily due to the change in the estimated fair value of our warrant liability, which was attributable principally to the change in the price of our common stock. In addition, research and development expenses were higher due to the development of PX-866 and ONT-10. This increase was partially offset by a decrease in general and administrative expenses.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues from collaborative and license agreements	$—	$—	$0.1	$—

During the three and nine months ended September 30, 2011, we recognized zero and $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Research and development	$5.4	$2.7	$13.8	$8.1

Research and development expenses increased by $2.7 million, or 100.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to a license payment of $1.5 million to SBMRI, which was due upon the execution of the agreement. See the section captioned — “Overview” and “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the higher research and development expense was also due to an increase of expenses in clinical trials of $0.8 million and salaries and benefits of $0.3 million.

Research and development expenses increased by $5.7 million, or 70.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is attributable to, a license payment of $1.5 million to SBMRI which was due upon the execution of the agreement, an increase of expenses in clinical trials of $1.9 million, preclinical and manufacturing development of $1.3 million and salaries and benefits of $0.7 million.

We expect that our research and development costs will increase slightly from current levels for the rest of 2011 due to greater activity related to the development of PX-866 and ONT-10 compared to the prior year period and an increase in employee related compensation costs attributable to higher headcount.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
General and administrative	$1.1	$1.7	$4.5	$6.4

The $0.6 million, or 35.3%, decrease in general and administrative expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was principally due to a $0.3 million decrease in professional fees related to legal fees and other costs associated with the execution of the equity line financing in 2010 and $0.3 million related to lower patent costs in 2011.

The $1.9 million, or 29.7% decrease in general and administrative expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was attributable to lower professional fees of $2.0 million. The professional fees incurred in the nine months ended September 30, 2010 primarily related to regulatory compliance activities. The decrease was offset in part by an increase in employee related compensation costs of $0.2 million.

We expect general and administration expense for the balance of the year to remain approximately at current levels.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Change in fair value of warrant liability — (loss)/income	$16.6	$(0.3)	$(12.8)	$4.7

The $16.6 million income and $12.8 million loss recorded in the three and nine months ended September 30, 2011, respectively, was due to the change in the estimated fair value of our warrant liability during those periods. Such changes were attributable principally to the change in the price of our common stock and pertain to warrants issued in connection with the September 2010 and May 2009 financings. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. If the fair value of the warrant liability for the three months ended September 30, 2010 was calculated using the current method, the change in fair value warrant liability loss would have increased from $0.3 million to $2.2 million. If the fair value of the warrant liability for the nine months ended September 30, 2010 was calculated using the current method, the change in fair value warrant liability income would have decreased from $4.7 million to $2.8 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $11.0 million, short-term investments of $48.6 million and long-term investment of $2.6 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies, corporate debt securities, commercial paper and certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $11.0 million as of September 30, 2011 compared to $5.5 million as of December 31, 2010, an increase of $5.5 million, or 100.0%. The increase was primarily attributable to net proceeds of $43.1 million from an underwritten public offering of 11,500,000 shares of common stock at a price of $4.00 per share on May 4, 2011. In addition, $4.8 million received from a term loan from General Electric Capital Corporation, or GECC, in February 2011, and approximately $1.9 million received from warrant exercises. Such increase was offset by net purchase of investments of $27.8 million and net cash used in operations of $16.5 million.

As of September 30, 2011, our working capital (defined as current assets less current liabilities) was $57.1 million compared to $28.2 million as of December 31, 2010, an increase of $28.9 million, or 102.5%. The increase in working capital was primarily attributable to an increase in short-term investment of $25.3 million and cash and cash equivalents of $5.5 million. Such increase was offset by a $1.6 million increase in current portion of notes payable and a decrease in government grants receivable of $0.5 million.

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

On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of $46.0 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by us were approximately $43.1 million.

In July and August of 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million.

On October 4, 2011, we sold an aggregate of 639,071 shares of its common stock pursuant to our committed equity line financing facility described in “Note 8 — Equity Based Transactions” of the unaudited financial statements included in this report, at a per share purchase price of approximately $6.43 resulting in aggregate proceeds of $4.1 million. The per purchase share price was established under the financing facility by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during a 10-day pricing period, net a discount of 5% per share. We received net proceeds from the sale of these shares of approximately $4.1 million after deducting our estimated offering expenses of approximately $49,000, including a placement agent fee of $41,000.

We believe that our currently available cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash Flows From Operating Activities

We used $16.5 million of cash in operating activities for the nine months ended September 30, 2011, an increase of $3.2 million compared to $13.3 million of cash used in operating activities for the nine months ended September 30, 2010. The increase in cash used in operations was primarily due to an increase in research and development expenses.

Cash Flows From Investing Activities

We had cash outflows of $27.9 million from investing activities for the nine months ended September 30, 2011, compared to cash outflows from investing activities of $2.9 million for the nine months ended September 30, 2010. This change was attributable primarily to increased net purchases of short-term and long-term investments in the nine months ended September 30, 2011.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2011 was $49.9 million, which consisted primarily of proceeds received pursuant to our underwritten common stock offering, the loan agreement and the exercise of warrants. On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of its common stock for net proceeds of approximately $43.1million. In addition, we received net proceeds of $4.8 million from term loan borrowing from GECC in February 2011. During the three months ended September 30, 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. For the nine months ended September 30, 2010, cash provided by financing activities consisted of $13.6 million in proceeds, net of issuance costs of $1.2 million, pursuant to the sale of common stock and warrants in the September 2010 equity financing.

Contractual Obligations and Contingencies

In our operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$4,310	$548	$1,178	$1,209	$1,375
Notes payable	5,075	1,667	3,408	—	—
Interest commitment on notes payable	810	466	344	—	—

Total	$10,195	$2,681	$4,930	$1,209	$1,375

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA and the former stockholders of ProlX contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2011, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued new guidance on testing goodwill for impairment. The new guidance simplifies how an entity tests goodwill for impairment. It allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have not adopted this standard or determined the impact of this standard on our results of operations, cash flows and financial position.

In June 2011, FASB and the International Accounting Standards Board, or IASB, updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is only expected to impact the presentation of the Company’s financial statements, and not the results of operations or financial position of the Company.

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

In April 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this new accounting pronouncement on January 1, 2011 had no impact on our condensed consolidated financial statements for the three or nine months ended September 30, 2011.

In October 2009, FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective on a prospective basis for multiple-element arrangements entered or materially modified in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance on January 1, 2011 had no impact on our condensed consolidated financial statements for the nine months ended September 30, 2011. However, the adoption may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to existing collaboration arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investment totaling $62.2 million and $28.9 million as of September 30, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 100 basis points decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended September 30, 2011, would have resulted in a decline in investment income of approximately $0.3 million for that same period.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2011, our accumulated deficit was approximately $378.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We have initiated two Phase 1 / 2 trials in 2010 for PX-866 and two Phase 2 trials in 2011. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

We and Merck KGaA currently rely on third party manufacturers to supply our product candidates. Any disruption in production, inability of these third party manufacturers to produce adequate quantities to meet our needs or Merck’s needs or other impediments with respect to development or manufacturing could adversely affect the clinical development and commercialization of Stimuvax, our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our other product candidates in a timely manner, or at all.

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

Similarly, we rely on a single manufacturer, Fermentek, LTD for the supply of wortmannin, a key raw ingredient for PX-866. Without the timely support of Fermentek, LTD, our development program for PX-866 could suffer significant delays, require significantly higher spending or face cancellation

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to PX-866, we may be required to provide all or a portion of these funds. The third party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA, in the case of Stimuvax) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA, in the case of Stimuvax) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. For example, in September 2011 we entered into an exclusive, worldwide license agreement with the Stanford-Burnham Medical Research Institute, or SBMRI, for certain intellectual property related to SBMRI’s small molecule program based on ONT-701(sabutoclax) and related compounds. Acquisitions and in-licenses involve numerous risks, including:

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

Other than our license from SBMRI, we have not expanded our business through in-licensing and we have completed only one acquisition; therefore, our experience in making acquisitions and in-licensing is limited. We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

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

As of September 30, 2011, we owned approximately 11 U.S. patents and 19 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 14 U.S. patents and 11 U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

Small Molecule Products. There are two small molecule programs in development; PX866 and ONT-701(sabutoclax). PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 1), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1), GlaxoSmithKline (Phase 1) and Gilead Sciences, Inc. (Phase 2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete. ONT-701(sabutoclax) is a small molecule inhibitor of the Bcl-2 anti-apoptotic protein family. We are aware of several companies that are developing competing drugs that target the same family, including Cephalon (Phase 2), Ascenta (Phase 2) and Abbott/Roche (Phase 1). There are also several approved targeted therapies for cancer and in development against which ONT-701(sabutoclax) might compete.

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

Our success depends in large part upon our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel. In addition, future growth will require us to continue to implement and improve our managerial, operational and financial systems, and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. Any difficulties retaining key personnel or managing this growth could disrupt our operations. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. Due to our limited resources, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

For example, in July 2010, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $20.0 million of our common stock to SCBV over a 24-month period subject to a maximum of 5,150,680 shares of our common stock. In October 2011, we sold an aggregate of 639,071 shares of our common stock pursuant to our committed equity line financing facility. The sale of additional shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. SCBV may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to SCBV in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although SCBV is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In May 2011, we generated approximately $43.1 million of net proceeds from the sale of shares of our common stock in an underwritten public offering and in October 2011 we generated approximately $4.1 million in net proceeds from the sale of shares pursuant to our committed equity line financing facility. We will have broad discretion over the use of proceeds from the sale of those shares and the sale, if any, of additional shares of common stock to SCBV and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 of warrants to purchase shares of our common stock and the issuance by us in September 2010 of warrants to purchase shares of our common stock. These warrants are accounted for as a derivative financial instrument and classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Christopher S. Henney, PhD, Interim President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Christopher S. Henney, PhD, Interim President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: November 8, 2011	/s/ Julia M. Eastland
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Christopher S. Henney, PhD, Interim President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Christopher S. Henney, PhD, Interim President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document