Form 10-Q
period 2012-03-31
Oncothyreon Inc.
filed 2012-05-07
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 57,127,833.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,102	$11,609
Short-term investments	44,247	52,267
Accounts and other receivables	282	321
Prepaid and other current assets	1,159	610

Total current assets	57,790	64,807
Long-term investments	2,500	2,531
Property and equipment, net	2,200	1,643
Other assets	240	253
Goodwill	2,117	2,117

Total assets	$64,847	$71,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,112	$459
Accrued liabilities	980	1,287
Accrued compensation and related liability	444	858
Current portion of notes payable	1,756	1,749
Current portion of restricted share unit liability	189	329

Total current liabilities	4,481	4,682
Notes payable	2,617	3,059
Deferred rent	596	617
Restricted share unit liability	436	759
Warrant liability	13,204	28,771
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	21,364	37,918

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 43,613,107 shares issued and outstanding	353,851	353,851
Additional paid-in capital	74,909	74,537
Accumulated deficit	(380,220)	(389,911)
Accumulated other comprehensive loss	(5,057)	(5,044)

Total stockholders’ equity	43,483	33,433

Total liabilities and stockholders’ equity	$64,847	$71,351

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Net Income (Loss)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$—	$145
Operating expenses
Research and development	4,286	4,188
General and administrative	1,455	1,829

Total operating expenses	5,741	6,017

Loss from operations	(5,741)	(5,872)

Other income (expenses)
Investment and other income (expense), net	28	313
Interest expense	(163)	(99)
Change in fair value of warrant liability	15,567	(1,458)

Total other income (expenses), net	15,432	(1,244)

Net income (loss)	$9,691	$(7,116)

Net income (loss) per share — basic	$0.22	$(0.24)

Net income (loss) per share — diluted	$0.21	$(0.24)

Shares used to compute basic net income (loss) per share	43,613,107	30,088,781

Shares used to compute diluted net income (loss) per share	46,471,006	30,088,781

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Net income (loss)	$9,691	$(7,116)
Other comprehensive loss:
Unrealized loss on available for sale securities	(13)	(50)

Other comprehensive loss	(13)	(50)

Comprehensive income (loss)	$9,678	$(7,166)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$9,691	$(7,116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	122	116
Amortization of discount and deferred financing costs on notes payable	40	11
Stock-based compensation expense (benefit)	(91)	314
Change in fair value of warrant liability	(15,567)	1,458
Derecognition of debt	—	(199)
Net change in assets and liabilities:
Government grants receivable	—	489
Accounts and other receivable	39	—
Prepaid expenses and other current assets	(570)	(24)
Other long term assets	13	95
Accounts payable	513	315
Accrued liabilities	(307)	332
Accrued compensation and related liabilities	(414)	(274)
Noncurrent portion of deferred revenue	—	(145)
Deferred rent	(21)	12

Net cash used in operating activities	(6,552)	(4,616)

Cash flows from investing activities
Purchases of investments	(9,885)	(4,259)
Redemption of investments	17,924	9,582
Purchases of property and equipment	(539)	(46)

Net cash provided by investing activities	7,500	5,277

Cash flows from financing activities
Proceeds from stock options exercised	—	29
Proceeds from debt financing, net of issuance cost	—	4,804
Principal payment on notes payable	(455)	—

Net cash provided (used) by financing activities	(455)	4,833

Increase in cash and cash equivalents	493	5,494
Cash and cash equivalents, beginning of period	11,609	5,514

Cash and cash equivalents, end of period	$12,102	$11,008

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

1. DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the “Company”) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2012 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission.

Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on its available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008.

The following table shows the changes in accumulated other comprehensive loss for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Unrealized gains/(losses) on securities	Foreign currency translation adjustment	Accumulated other comprehensive income/(losses)
		(In thousands)
Beginning balance	$22	$(5,066)	$(5,044)
Current-period other comprehensive losses	(13)	—	(13)

Ending balance	$9	$(5,066)	$(5,057)

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

Effective January 1, 2011, the Company adopted new accounting guidance for recognizing milestone revenue, which will be applied on a prospective basis. Consideration that is contingent upon achievement of a milestone for research or development deliverables will be recognized in its entirety as revenue in the period in which the milestone is achieved if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (1) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (2) relates solely to past performance; and (3) is reasonable relative to all deliverables and payment terms in the arrangement.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, Financial Accounting Standards Board (“FASB”) issued new guidance on testing goodwill for impairment. The new guidance simplifies how an entity tests goodwill for impairment. It allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new accounting pronouncement on January 1, 2012 had no impact on the Company’s financial position or results of operations.

In June 2011, FASB and the International Accounting Standards Board (“IASB”) issued new guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these standards using the two separate but consecutive approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on the Company’s financial position or results of operations.

In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (for example, equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new accounting pronouncement on January 1, 2012 only impacted the presentation of the Company’s financial statements, and not its financial position or results of operations.

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

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,447	$—	$—	$8,447	$2,869	$—	$—	$2,869
Certificates of deposits	—	2,227	—	2,227	—	10,633	—	10,633
Debt securities of U.S. government agencies	—	17,592	—	17,592	—	16,380	—	16,380
Corporate debt securities and commercial paper	—	27,232	—	27,232	—	31,684	—	31,684

	$8,447	$47,051	$—	$55,498	$2,869	$58,697	$—	$61,566

Financial Liabilities:
Restricted Share Units	$626	$—	$—	$626	$1,088	$—	$—	$1,088
Warrants	—	—	13,204	13,204	—	—	28,771	28,771

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies, corporate debt securities and commercial paper and certificates of deposits denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation.

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011. The change in fair value of warrants classified in Level 3, in the amount of $15.6 million, is recorded as other income in the condensed consolidated statements of net income (loss) for the three months ended March 31, 2012. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.

5. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivable that will result in future cash receipts, as well as accounts payable, accrued liabilities, Class UA preferred stock and notes payable that require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at market value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. All asset classes purchased for short-term investment are limited to a final maturity from purchase date of 12 months. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back in to compliance. As of March 31, 2012, the Company identified one security that fell out of compliance with the Company’s investment policy. On April 18, 2012, the Company redeemed this security to bring the portfolio back in to compliance. A gain of approximately $1,039 will be recognized in the second quarter of 2012 due to the redemption of this security.

The estimated fair values of available-for-sale securities are based on prices obtained from a third-party pricing service. The amortized cost, unrealized gain or losses and estimated fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2012
Cash	$3,351	$—	$—	$3,351
Money market funds	8,447	—	—	8,447
Certificates of deposits	2,227	—	—	2,227
Debt securities of U.S. government agencies	17,591	1	—	17,592
Corporate bonds	27,224	8	—	27,232

Total	$58,840	$9	$—	$58,849

As of December 31, 2011
Cash	$4,841	$—	$—	$4,841
Money market funds	2,869	—	—	2,869
Certificates of deposits	10,633	—	—	10,633
Debt securities of U.S. government agencies	16,378	2	—	16,380
Corporate bonds	31,664	20	—	31,684

Total	$66,385	$22	$—	$66,407

Accounts and Other Receivables, Accounts Payable and Accrued Liabilities

The carrying amounts of accounts and other receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Class UA Preferred Stock

The fair value of class UA preferred stock is assumed to be equal to its carrying value as the amounts that will be paid and the timing of the payments cannot be determined with any certainty.

Notes Payable

The Company utilizes quoted market prices to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. As of March 31, 2012, the fair value of the term loan approximated the carrying value.

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

The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount over the term of the loan through maturity date using the effective interest method, resulting in a total effective interest rate of 14.89%. As of March 31, 2012, the unamortized Term Loan discount was $96,200. If the maturity of the debt is accelerated due to an event of default, then the amortization would also be accelerated.

The loan agreement with GECC contains certain restrictive covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock. The loan agreement also requires that the Company have 12 months of unrestricted cash and cash equivalents (as calculated in the loan agreement) as of each December 31 during the term of the loan agreement. As security for its obligations under the Loan agreement, the Company granted the Lenders a lien on substantially all of its assets, excluding intellectual property. The Company was in compliance with its financial and non-financial covenants as of March 31, 2012.

In connection with the entry into the Sales Agreement and the termination of the equity line financing facility (discussed in “Note 8 — Equity based transactions”), the Company amended the terms of its Loan and Security Agreement with GECC to substitute references to the equity line financing facility with references to the “at the market” equity offering program.

Deferred financing costs of $196,039 were capitalized as other assets and are being amortized to interest expense over the term of the Term Loan. As of March 31, 2012, the unamortized Term Loan deferred financing costs were $99,547.

As of March 31, 2012, the future contractual principal payments on the Term Loan including the final payment fee are as follows (in thousands):

2012	$1,818
2013	1,818
2014	833

Total	$4,469

A reconciliation of the face value of the Term Loan to the carrying value of the Term Loan as of March 31, 2012 is as follows (in thousands):

Total Term Loan, including final payment fee	$4,469
Less: Term Loan discount balance	(96)

Total Term Loan carrying value	4,373
Less: current portion of notes payable	(1,756)

Long-term notes payable	$2,617

Interest expense for the three months ended March 31, 2012 and 2011, all of which related to the Term Loan, was $162,706 and $99,361, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $40,453 and $22,516 for the three months ended March 31, 2012 and 2011, respectively.

7. NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by dividing net income or loss by the weighted-average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan are determined under the treasury stock method. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.

The following is a reconciliation of the numerators and denominators of basic and diluted income or loss per share computations:

	Three Months Ended March 31,
	2012	2011
Numerator:	(in thousands, except share amounts)
Net income (loss)	$9,691	$(7,116)

Denominator:
Weighted average shares outstanding used to compute basic net income (loss) per share	43,613,107	30,088,781
Effect of dilutive securities:
Stock options	312,788	—
Warrants	2,401,616	—
Restricted share unit plan	143,495	—

Weighted average shares outstanding and dilutive securities used to compute diluted net income (loss) per share	46,471,006	30,088,781

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	As of March 31,
	2012	2011
Director and employee stock options	1,105,976	2,066,848
Warrants	—	6,868,342
Non-employee director restricted share units	—	217,198
Employee stock purchase plan	16,783	17,856

8. EQUITY BASED TRANSACTIONS

Equity Financing

On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by the Company were approximately $43.1 million.

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock , having aggregate gross sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of the date hereof.

Equity Line Financing

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

In connection with the entry into the Sales Agreement with Cowen to sell shares of the Company’s common stock, the Company terminated its committed equity line financing facility effective February 3, 2012.

9. WARRANT

Warrants consist of liability-classified warrants and equity-classified warrants. As of March 31, 2012, the total number of warrants outstanding was 5,922,089. No warrants were exercised or expired in the three months ended March 31, 2012 and 2011.

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with a Term Loan with GECC. In February 2011, the Company issued 48,701 warrants to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC. As of March 31, 2012, there were 48,701 outstanding warrants that were classified as equity.

Warrants classified as liability

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement related to the warrants. As of March 31, 2012, there were outstanding warrants from the May 2009 and September 2010 financings of 2,691,241 and 3,182,147, respectively.

The estimated fair value of outstanding warrants accounted for as liabilities is determined as of the balance sheet date and recorded in the condensed consolidated balance sheet at each financial reporting period. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of net income (loss) as other income (expenses). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants:

	As of March 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$4.36	$4.36
Expected dividend rate	0.0%	0.0%
Expected volatility	71.2%	83.0%
Risk-free interest rate	0.4%	0.6%
Expected life (in years)	2.15	3.50

	As of December 31, 2011
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$7.58	$7.58
Expected dividend rate	0.0%	0.0%
Expected volatility	63.4%	80.4%
Risk-free interest rate	0.3%	0.5%
Expected life (in years)	2.40	3.75

The changes in fair value of the warrant liability during the three months ended March 31, 2012 was as follows (in thousands):

Warrant liability at January 1, 2012	$28,771
Change in fair value recorded in earnings	(15,567)

Balance at March 31, 2012	$13,204

10. STOCK-BASED COMPENSATION

Share Option Plan

The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of March 31, 2012, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 4,361,311 and 1,945,628 shares of common stock remained available for future grant under the Share Option Plan.

The Company granted 10,500 and 7,750 stock options during the three months ended March 31, 2012 and 2011, respectively, and zero and 6,875 stock options were exercised during the three months ended March 31, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2012	2011
Weighted average grant-date fair value for stock options granted	$4.11	$2.18
Expected dividend rate	0.00%	0.00%
Expected volatility	83.04%	82.35%
Risk-free interest rate	1.1%	2.3%
Expected life of options in years	6.0	6.0

The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2012 and 2011, expense related to this plan was $35,000 and $30,000, respectively. Under the ESPP, the Company did not issue shares to employees during the three months ended March 31, 2012 and 2011. There are 807,597 shares reserved for future issuances under the ESPP as of March 31, 2012.

Restricted Share Unit Plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of March 31, 2012, 200,922 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any restricted share units during the three months ended March 31, 2012 or 2011. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.

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

The remeasurement of the outstanding RSUs as of March 31, 2012 resulted in a reduction of approximately $0.5 million in stock-based compensation expense, which was recorded in general and administrative expenses for the three months ended March 31, 2012.

11. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

12. COLLABORATIVE AND LICENSE AGREEMENTS

The Company has granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of Stimuvax. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement in either 2012 or 2011.

In September 2011, the Company entered into an exclusive, worldwide license agreement with the Sanford-Burnham Medical Research Institute (“SBMRI”) for certain intellectual property related to SBMRI’s small molecule program based on ONT-701 and related compounds. ONT-701 is a pan-inhibitor of the B-cell lymphoma-2 (“Bcl-2”) family of anti-apoptotic proteins and is currently in pre-clinical development. Because the Company acquired ONT-701 in an early research stage, the Company determined the compound did not have an alternate future use. Under the terms of this agreement, the Company made a payment of $1.5 million to SBMRI, which was recorded as part of research and development expense. In addition, the Company may be required to make milestone payments of up to approximately $26 million upon the occurrence of certain clinical development and regulatory milestones and up to $25 million based on certain net sales targets. The Company would be required to pay a royalty in the low to mid-single digits on net sales of licensed products. In addition, if the Company generates income from a sublicense of any of the licensed rights, it must pay SBMRI a portion of certain income received from the sublicensee at a rate between the mid-single digits and 30%, depending on stage of the clinical development of the rights when the sublicense is granted. Unless earlier terminated in accordance with the license agreement, the agreement shall terminate on a country-by-country basis upon the later of (i) 10 years after the first commercial sale of the first licensed product and (ii) the expiration of the last-to-expire patent within the licensed patents.

13. INCOME TAX

For the three months ended March 31, 2012, the Company’s net income was $9.7 million. The net income was primarily attributable to non-taxable income as a result of the change in the estimated fair value of warrant liability. Excluding the effects of the non-taxable change in warrant liability, the Company would have incurred a net loss for the three months ended March 31, 2012 of $5.9 million. Due to projected losses for the year ended December 31, 2012, the Company has not recorded an income tax provision for the three months ended March 31, 2012.

In February, 2012, the Company was notified by the Canadian Revenue Agency that its Canadian subsidiary, Oncothyreon Canada Inc., is subject to an audit for the tax years 2007 and 2008.

14. SUBSEQUENT EVENTS

On April 3, 2012, the Company closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company, amounted to approximately $50.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

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

All forward-looking statements are based on information available to us on the date of this quarterly report and we will not update any of the forward-looking statements after the date of this quarterly report, except as required by law. Our actual results could differ materially from those discussed in this quarterly report. The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A — “Risk Factors,” and elsewhere in this quarterly report.

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

Our lead product candidate, Stimuvax, is a cancer vaccine being evaluated in two Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of Stimuvax. Merck KGaA has completed enrollment of 1,514 patients in the Phase 3 START trial of Stimuvax in NSCLC and is currently expected to report the primary efficacy data in early 2013. We have also initiated a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to Stimuvax, and which is proprietary to us. In addition to our vaccine product candidates, we have developed novel vaccine technology that we may further develop ourselves and/or license to others.

Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase (PI-3K) inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with Sanford Burnham Medical Research Institute. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. See “Note 12 — Collaborative and License Agreements” for additional information.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development for commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 9 — Collaborative and License Agreements” of the audited financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have incurred substantial losses since our inception. As of March 31, 2012, our accumulated deficit totaled $380.2 million. We incurred net income of $9.7 million for three months ended March 31, 2012 compared to a net loss of $7.1 million for the same period in 2011. The income for the three months ended March 31, 2012 was primarily attributable to non-cash income as a result of the change in fair value of warrant liability. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness and, subject to the satisfaction of certain conditions, may incur an additional $7.5 million in term loan indebtedness. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes Payable” of the audited financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011— for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

Effective January 1, 2011, we adopted new accounting guidance for recognizing milestone revenue, which will be applied on a prospective basis. Consideration that is contingent upon achievement of a milestone for research or development deliverables will be recognized in its entirety as revenue in the period in which the milestone is achieved if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i1 is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) relates solely to past performance; and (3) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense, benefits, and related costs; allocated facility overhead which includes depreciation and amortization; and third-party supplier expenses. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

Our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration or license agreements with larger third-party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration or license agreements for any candidate. In addition, it is difficult to provide the impact of collaboration or license agreements, if any, on the development of product candidates. Establishing product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.

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

Investment and Other Income (Expense), net. Net investment and other income (expense) consists of interest and other income on our cash and short-term and long-term investments, foreign exchange gains and losses and other non-operating income. Our short term investments consist of debt securities of U.S government agencies, corporate debt securities and commercial paper and certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their settlement and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9 — Warrants” of the unaudited financial statements included in this report.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 9, 2012. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2012 and March 31, 2011

The following table sets forth selected consolidated statements of net income (loss) data for each of the periods indicated.

Overview

	Three months ended March 31,
	2012	2011
	(in millions, except per share amounts)
Revenue	$—	$0.1
Operating expenses	(5.7)	(6.0)
Other income (expense), net	(0.1)	0.2
Change in fair value of warrant liability — income (loss)	15.6	(1.4)
Net income (loss)	9.7	(7.1)
Net income (loss) per share — basic	0.22	(0.24)
Net income (loss) per share — diluted	0.21	(0.24)

As discussed in more detail below, the net income for the three months ended March 31, 2012 compared to the net loss for three months ended March 31, 2011 was primarily due to the decrease in fair value of our warrant liability, which was attributable principally to the decrease in the price of our common stock. In addition, general and administrative expenses were lower due to the decrease in fair value of our restricted share unit liability, which was also attributable principally to the decrease in the price of our common stock. This decrease was partially offset by an increase in research and development expenses due to the development of PX-866.

Revenue

	Three months ended March 31,
	2012	2011
	(in millions)
Licensing revenues from collaborative and license agreements	$—	$0.1

There was no revenue for the three months ended March 31, 2012. During the three months ended March 31, 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

Research and Development

	Three months ended March 31,
	2012	2011
	(in millions)
Research and development	$4.3	$4.2

Research and development increased by $0.1 million, or 2.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, principally due to higher clinical trial expense of $0.4 million due to greater activity related to the development of PX-866 and higher salaries and benefits of $0.4 million due to increased headcount. The increase was partially offset by lower manufacturing development and preclinical expense of $0.7 million. We expect that our periodic research and development costs will increase slightly from current levels for the rest of 2012.

General and Administrative Expense

	Three months ended March 31,
	2012	2011
	(in millions)
General and administrative	$1.5	$1.8

The $0.3 million, or 16.7%, decrease in general and administrative expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was principally attributable to a $0.5 million decrease in stock-based compensation expense related to outstanding RSUs held by the our directors. In October 2011, an amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date, or until settlement of the award, and any changes in valuation are recorded as compensation expense for the period. For more information, see “Note 8 — Stock-based Compensation” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We expect our periodic general and administration expense to be at a slightly higher level than current for the rest of 2012; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

Investment and other income (expense), net

	Three months ended March 31,
	2012	2011
	(in millions)
Investment and other income (expense), net	$—	$0.3

Net investment and other income decreased by $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the derecognition of notes payable of $0.2 million, during the three months ended March 31, 2011, assumed in connection with the acquisition of ProlX, which we are no longer required to repay. For more information, see “Note 6 Note payable — Notes payable assumed in connection with the acquisition of ProlX” of the audited financial statements included in our Annual report on Form 10-K for the year ended December 31, 2011.

Interest expense

	Three months ended March 31,
	2012	2011
	(in millions)
Interest expense	$0.2	$0.1

The $0.1 million, or 100.0%, increase in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to the interest incurred associated with a term loan entered into with General Electric Capital Corporation in February 2011. The interest expense included cash interest payment and non-cash amortization of debt issuance costs and debt discount. For more information, see “Note 6 — Notes payable” to the unaudited financial statements included in this report.

Change in Fair Value of Warrant Liability

	Three months ended March 31,
	2012	2011
	(in millions)
Change in fair value of warrant liability (loss)/income	$15.6	$(1.5)

The $15.6 million income recorded in the three months ended March 31, 2012 was due to the decrease in fair value of warrant liability during that period. Such decrease was attributable principally to the decrease in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $12.1 million, short-term investments of $44.2 million and long-term investments of $2.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies, corporate debt securities, commercial paper and certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.1 million as of March 31, 2012 compared to $11.6 million as of December 31, 2011, an increase of $0.5 million, or 4.3%. The increase was primarily attributable to net redemption of investments of $8.0 million. Such increase was partially offset by cash used to fund our operations of $6.6 million, cash used in purchase of property and equipment of $0.5 million and principal payments of $0.5 million on notes payable.

As of March 31, 2012, our working capital was $53.3 million compared to $60.1 million as of December 31, 2011, a decrease of $6.8 million, or 11.3%. The decrease in working capital was primarily attributable to a decrease in short-term investments of $8.0 million. Such decrease was offset by a $0.5 million increase in cash and cash equivalents, a $0.5 million increase in prepaid and other current assets and a $0.1 million decreased in current portion of restricted share unit liability.

On February 8, 2011, we entered into a Loan and Security Agreement with GECC, pursuant to which GECC extended to us an initial term loan with an aggregate principal amount of $5.0 million. The proceeds from the initial term loan, after payment of lender fees and expenses, were approximately $4.8 million. See “Note 6 — Notes payable” to the unaudited financial statements included in this report for additional information regarding the loan agreement.

On April 3, 2012, we closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by Oncothyreon, will be approximately $50.3 million.

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

Cash Flows from Operating Activities

Cash used by operating activities of $6.6 million for the three months ended March 31, 2012 primarily related to net income of $9.7 million, adjusted for non-cash items such as the income related to the change in fair value of warrant liability of $15.6 million and depreciation, amortization and stock-based compensation of $0.1 million.

Cash used by operating activities of $4.6 million for the three months ended March 31, 2011 primarily related to net loss of $7.1 million, adjusted for non-cash items such as the expense related to the change in fair value of warrant liability of $1.5 million and depreciation, amortization and stock-based compensation of $0.4 million.

Cash Flows from Investing Activities

We had cash inflows of $7.5 million from investing activities for the three months ended March 31, 2012, compared to cash inflows from investing activities of $5.3 million for the three months ended March 31, 2011. This change was attributable primarily to higher net redemption of investment in the three months ended March 31, 2012.

Cash Flows from Financing Activities

Cash used by financing activities for the three months ended March 31, 2012 was $0.5 million due to principal payments on notes payable. For the three months ended March 31, 2011, cash provided by financing activities was 4.8 million, which consisted primarily of proceeds received pursuant to the loan agreement with GECC.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, debt financing, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$4,048	$580	$1,187	$1,214	$1,067
Notes payable	4,469	1,818	2,651	—	—
Interest commitment on notes payable	594	385	209	—	—

Total	$9,111	$2,783	$4,047	$1,214	$1,067

In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expired on December 17, 2011. The sublease provided for a base monthly rent of $33,324 increasing to $36,354. In May 2008, we also entered into a lease directly with the landlord of such facility, which has a seven year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018. We also have entered into operating lease obligations through September 2015 for certain office equipment.

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2012, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2011, FASB issued new guidance on testing goodwill for impairment. The new guidance simplifies how an entity tests goodwill for impairment. It allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new accounting pronouncement on January 1, 2012 had no impact on our financial position or results of operations.

In June 2011, the FASB issued new guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these standards using the two separate but consecutive approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on our financial position or results of operations.

In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (for example, equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new accounting pronouncement on January 1, 2012 only impacted the presentation of our financial statements, and not our financial position or results of operations.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $58.8 million and $66.4 million as of March 31, 2012 and December 31, 2011, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended March 31, 2012, would result in a decline in investment income of approximately $15,700 for that same period.

Item 4. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange

Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stimuvax and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

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

In March 2010, we announced that Merck KGaA suspended the clinical development program for Stimuvax as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The suspension was a precautionary measure while an investigation of the cause of the adverse event was conducted, but it affected the Phase 3 clinical trials in NSCLC and in breast cancer. In June 2010, we announced that the FDA had lifted the clinical hold it had placed on the Phase 3 clinical trials in NSCLC. Merck KGaA has resumed the treatment and enrollment in these trials for Stimuvax in NSCLC. The clinical hold on the Stimuvax trial in breast cancer remains in effect and Merck KGaA has discontinued the Phase 3 trial in breast cancer.

As of the date of this report, we can offer no assurances that this serious adverse event was not caused by Stimuvax or that there are not or will not be more such serious adverse events in the future. The occurrence of this serious adverse event, or other such serious adverse events, could result in a prolonged delay, including the need to enroll more patients or collect more data, or the termination of the clinical development program for Stimuvax. For example, we have been informed that Merck KGaA plans to increase the size of the START trial of Stimuvax in NSCLC from an estimated number of 1,322 to 1,476 patients as part of a plan to maintain the statistical power of the trial. This change was agreed to in consultation with the FDA and the Special Protocol Agreement, or SPA, for START has been amended to reflect the change. Another unexpected serious adverse event reaction could cause a similar suspension of clinical trials in the future. Any of these foregoing risks could materially and adversely affect our business, results of operations and the trading price of our common stock.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2012, our accumulated deficit was approximately $380.2 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We are conducting four Phase 2 trials for PX-866 and a Phase 1 trial for ONT-10. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to PX-866, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA, in the case of Stimuvax) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA, in the case of Stimuvax) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of adverse side effects;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

As of March 31, 2012, we owned approximately nine U.S. patents and 15 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 15 U.S. patents and eight U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our vaccine technology, including the MUC1 antigen, originated from third-party sources.

These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action.

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

There is no assurance that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our ability to successfully commercialize our products will be impaired.

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms. Therefore, it is difficult to provide the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

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

Small Molecule Products. We have two small molecule programs in development; PX-866 and ONT-701. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 2), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Pfizer (Phase 1), GlaxoSmithKline (Phase 2) and Gilead Sciences, Inc. (Phase 3). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete. ONT-701 is a small molecule inhibitor of the Bcl-2 anti-apoptotic protein family. We are aware of several companies that are developing competing drugs that target the same family, including Teva (Phase 2), Ascenta (Phase 2) and Abbott/Roche (Phase 1). There are also several approved targeted therapies for cancer and in development against which ONT-701 might compete.

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

Other than our license from SBMRI, under our current management team we have not expanded our business through in-licensing and we have completed only one acquisition; therefore, our experience in making acquisitions and in-licensing is limited. We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our April 2012 underwritten public offering, we sold an aggregate of 13,512,500 shares of our common stock. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. In February 2012 we entered into an agreement with Cowen and Company, LLC to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. If we access the “at the market” equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of March 31, 2012, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,241 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are accounted for as a derivative financial instrument and classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of net income (loss). Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In April 2012, we generated approximately $50.3 million of net proceeds from the sale of shares of our common stock in an underwritten public offering. We will have broad discretion over the use of proceeds from the sale of those shares and the sale, if any, of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program that replaced our committed equity line financing facility and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 4, Mine Safety Disclosure

Not applicable

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: May 7, 2012	/s/ Julia M. Eastland
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document