Form 10-K/A
period 2011-12-31
Oncothyreon Inc.
filed 2012-08-13
CIK 1412067

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

There were 57,186,749 shares of the Registrant’s common stock, $0.0001 par value, outstanding on August 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing”) to correct certain errors in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012 (the “Original Filing”). The purpose of this filing is to amend and restate our diluted earnings per share amounts included in the consolidated financial statements and related disclosures for the year ended December 31, 2010 and the unaudited condensed quarterly financial data for the quarterly periods ended September 30, 2011 and March 31, 2010 and to report a material weakness in internal control over financial reporting as of December 31, 2011. Details of the restatement are discussed below and in Note 2 to the accompanying restated consolidated financial statements.

Description of Restatement

In May 2009 and September 2010, we issued warrants to purchase our common stock in connection with equity financings (see Note 7). Under certain circumstances, such warrants may be settled in common stock or cash at the election of the holders. Because these instruments may be settled for cash in certain circumstances, the warrants are recorded as a liability at fair value on the balance sheet. The change in fair value of the warrants is reflected as other income or expense in our consolidated statement of operations.

The calculation of diluted earnings (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. We failed to make such adjustments to the diluted earnings (loss) per share calculations for the periods discussed below.

A summary of the impact of the correction of the errors on the diluted earnings (loss) per share amounts follows:

	Three Months Ended September 30, 2011	Three Months Ended March 31, 2010	Year Ended December 31, 2010
	(unaudited)	(unaudited)
Diluted earnings (loss) per share — as originally reported	$0.22	$(0.03)	$(0.58)
Difference in diluted earnings (loss) per share	(0.37)	(0.17)	(0.14)

Diluted earnings (loss) per share — restated	$(0.15)	$(0.20)	$(0.72)

The corrections have no impact on our consolidated balance sheets, net income or (loss), basic earnings (loss) per share, or the consolidated statements of cash flows or stockholders’ equity for any of the above mentioned periods. For a detailed reconciliation of diluted earnings (loss) per share amounts as originally reported to restated amounts, see Note 2 to the consolidated financial statements contained in Part II — Item 8 of this Amended Filing.

Internal Control Considerations

As a result of the restatement, our management determined that there was a control deficiency in our company’s internal control over financial reporting that constitutes a material weakness, as discussed in Part II — Item 9A of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II — Item 9A included in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1A. Risk Factors;

•	Part II — Item 6. Selected Financial Data;

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data;

•	Part II — Item 9A. Controls and Procedures; and

•	Part IV — Item 15. Exhibits and Financial Statement Schedules.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

ONCOTHYREON INC.

ANNUAL REPORT ON FORM 10 K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

-i-

PART I

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

Merck KGaA has been testing our lead product candidate, Stimuvax, in Phase 3 clinical trials for the treatment of NSCLC. We are conducting four Phase 2 trials and one Phase 1/2 trial for PX-866 and a Phase 1 trial for ONT-10. Our other product candidates remain in the pre-clinical testing stages. The results from pre-clinical testing and clinical trials that we have completed may not be predictive of results in future pre-clinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, the clinical trials for Stimuvax were suspended as a result of a suspected unexpected serious adverse event reaction in a patient. Although the clinical hold for trials in NSCLC has been lifted, it remains in effect for the trial in breast cancer and Merck KGaA has decided to discontinue the Phase 3 trial in breast cancer. Regulatory approval may not be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related pre-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2012, we owned approximately 11 U.S. patents and 12 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 10 U.S. patents and eight U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

In addition, it is unclear what impact, if any, recent health care reform legislation will have on the price of drugs in the United States. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and downward pressure on the price for any approved product, and could seriously harm our prospects. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

If we fail to establish and maintain effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, and our stock price and could result in litigation or similar actions.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified a material weakness in our internal control over financial reporting that is described in greater detail in “Item 9A—Controls and Procedures.”

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected.

        Remedying this material weakness and maintaining proper and effective internal controls will require substantial management time and attention and may result in our incurring substantial incremental expenses. We retain outside consultants to assist us to design and implement an adequate risk assessment process to identify complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions. We cannot be certain that the actions we will take to improve our internal control over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any other material weaknesses, the correction of any such material weaknesses could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

In addition, we may become the subject of private or government actions regarding the financial restatement discussed in “Note 2 — Significant Accounting Policies — Restatement.” Any such actions or related litigation may be time consuming, expensive and disruptive to normal business operations, and the outcome of such actions or litigation would be difficult to predict. Compliance with governmental actions or defense of any litigation could result in significant expenditures and the diversion of our management’s time and attention from our operations, which could impede our business.

We cannot be certain that further accounting restatements will not occur in the future. Accounting restatements could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our costs and cause management distraction.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results, and timing of the announcement of the results by Merck KGaA, of the clinical trails of Stimuvax, as well as speculation by market participants regarding such results;

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of June 30, 2012, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,241 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of net income (loss). Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

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

PART II

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012 and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(2)
	(Amounts in thousands, except share and per share data.)
Consolidated Statements of Operations Data:
Revenue
Licensing revenue from collaborative and license agreements	$145	$18	$2,051	$24,713	$440
Contract manufacturing(2)	—	—	—	15,582	2,536
Licensing, royalties and other revenue	—	—	27	—	103
Contract research and development	—	—	—	—	631

	145	18	2,078	40,295	3,710

Expenses
Research and development(3)	17,915	11,601	6,215	9,142	9,793
Manufacturing(1)(2)	—	—	—	13,675	2,564
General and administrative(3)	6,929	7,901	6,724	10,347	12,261
Marketing and business development	—	—	—	—	565

Total operating expenses	24,844	19,502	12,939	33,164	25,183

Income (loss) from operations	(24,699)	(19,484)	(10,861)	7,131	(21,473)
Investment and other income (expense)	305	636	(8)	298	(371)
Interest expense	(631)	—	—	(7)	(5)
Change in fair value of warrant liability	(17,631)	3,030	(6,150)	—	1,421

Income (loss) before income taxes	(42,656)	(15,818)	(17,019)	7,422	(20,428)
Income tax benefit (provision)	—	200	(200)	—	—

Net income (loss)	$(42,656)	$(15,618)	$(17,219)	$7,422	$(20,428)

Earnings (loss) per share — basic	$(1.12)	$(0.58)	$(0.76)	$0.38	$(1.05)

Earnings (loss) per share — diluted (2010 restated)(4)	$(1.12)	$(0.72)	$(0.76)	$0.38	$(1.05)

Weighted average number of common shares outstanding — basic	38,197,666	26,888,588	22,739,138	19,490,621	19,485,889

Weighted average number of common shares outstanding — diluted	38,197,666	26,972,969	22,739,138	19,570,170	19,485,889

	As of December 31,
	2011	2010(4)	2009	2008(1)	2007(2)(3)
	(Amounts in thousands, except share and per share data.)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$63,876	$28,877	$33,218	$19,166	$24,186
Total assets	$71,351	$34,445	$38,225	$24,971	$36,218
Total long-term liabilities	$33,236	$13,727	$10,732	$578	$12,823
Stockholders’ equity	$33,433	$18,857	$25,418	$20,717	$11,722
Common shares outstanding	43,613,107	30,088,628	25,753,405	19,492,432	19,485,889

(1)	The effect of the asset purchase agreement and 2008 license agreement with Merck KGaA is reflected for the year ended December 31, 2008. See “Note 9 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

(2)	In August 2007, we signed the amended and restated collaboration and supply agreements related to Stimuvax with Merck KGaA. Pursuant to the terms of the collaboration and supply agreements, from August 2007 to December 2008, with the entry into the 2008 license agreement, we retained the responsibility to manufacture Stimuvax and Merck KGaA agreed to purchase Stimuvax from us. During their term, the collaboration and supply agreements transformed what were previously reimbursements of a portion of the Stimuvax manufacturing costs to a long-term contract manufacturing arrangement. Our financial reporting during the term of the collaboration and supply agreements reflects the revenue and associated clinical trial material costs related to the supply of Stimuvax separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Previously, these amounts were reported under contract research and development revenue and research and development expense, respectively.

(3)	Depreciation and amortization expense of $462,000, $269,000, $422,000 and $246,000 was reclassified to research and development and general and administrative expenses for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, to conform to current year presentation. See “Note 2 — Significant Accounting Policies — Reclassifications” elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

(4)	2010 amount is restated for the correction of the errors reported in “Note 2 — Significant Accounting Policies — Restatement.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials and one Phase 1/2 Trial in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase (PI-3K) inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with Sanford Burnham Medical Research Institute. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. See “Note 9 — Collaborative and License Agreements” for additional information.

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

For additional information regarding our relationship with Merck KGaA, see “Note 9 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

We have incurred substantial losses since our inception. As of December 31, 2011, our accumulated deficit totaled $389.9 million. We incurred a net loss of $42.7 million for 2011 compared to a net loss of $15.6 million for 2010. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. We completed financings in September 2010, in which we raised approximately $14.9 million in gross proceeds, in May 2009, in which we raised approximately $11.0 million in gross proceeds and in August 2009, in which we raised approximately $15.0 million in gross proceeds, from the sale of our common stock and the issuance of warrants. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In June 2012, we paid approximately $4.1 million to extinguish our term loan prior to its maturity date. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. In April 2012, we completed a financing, in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012 for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

Investment and Other Income (Expense), net.    Net investment and other income (expense) consists of interest and other income on our cash, short-term investments, long-term investments and foreign exchange gains and losses. Our investments consist of debt securities of U.S government agencies, corporate debt securities, commercial paper and certificates of deposit insured by the Federal Deposit Insurance Corporation. In 2010, we were awarded a federal grant for $0.5 million under the U.S. Government’s Qualifying Therapeutic Discovery Project, or QTDP, program, which was recorded as other income since the amounts pertained to expenses incurred in 2009 and 2010. Interest expense consists of interest incurred under our loan agreement with General Electric Capital Corporation. For more information, see “Note 6 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Change in Fair Value of Warrants.    Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 3 — Fair Value Measurements” and “Note 7 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based on our audited consolidated financial statements, which have been included elsewhere in this report beginning on page F-1 and which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. In 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Results of Operations for the years ended December 31, 2011, 2010 and 2009

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2011	2010		2009
	(In millions, except per share amounts)
Revenue	$0.1	$—		$2.1
Operating expenses	(24.9)	(19.5)		(12.9)
Other income (expense), net	(0.3)	0.7		—
Change in fair value of warrant liability	(17.6)	3.0		(6.2)
Benefit (provision) for income tax	—	0.2		(0.2)

Net loss	$(42.7)	$(15.6)		$(17.2)

Loss per share — basic	$(1.12)	$(0.58)		$(0.76)

Loss per share — diluted	$(1.12)	$(0.72	)(1)	$(0.76)

(1)	Restated for the correction of the errors reported in “Note 2 — Significant Accounting Policies — Restatement.”

We incurred a net loss of $42.7 million in 2011 compared to a net loss of $15.6 million in 2010. The increase in our net loss was primarily due to the increase in the fair value of our warrant liability, which was attributable principally to the increase in the price of our common stock. In addition, the increase in our net loss was also due to higher expenses in research and development related to the development of PX-866 and ONT-10. This increase was partly offset by lower general and administrative expenses due to lower professional fees incurred in 2011. The net loss of $15.6 million in 2010 compared to a net loss of $17.2 million in 2009 was primarily driven by the decline in the fair value of our warrant liability, which was attributable principally to the decrease in the price of our common stock. This was substantially offset by higher expenses in research and development related to the development of PX-866 and ONT-10. In addition, general and administrative expenses were higher due to higher professional fees incurred in 2010. Depreciation and amortization expense of $0.5 million and $0.3 million were reclassified to research and development and general and administrative expenses for the years ended December 31, 2010 and 2009 respectively, to conform to current year presentation. See “Note 2 — Significant Accounting Policies — Reclassifications” elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012 for more information. Based on our development plans for our small molecule and vaccine candidates we will continue to incur operating losses for the foreseeable future.

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

Research and Development Expense

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

General and Administrative Expense

	Years Ended December 31,
	2011	2010	2009
	(In millions)
General and administrative	$6.9	$7.9	$6.7

The $1.0 million decrease in general and administrative expenses for 2011 relative to 2010 was principally due to $2.0 million lower professional fees incurred in 2011. The decrease was partially offset by higher director fees of $1.0 million. The October 2011 amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date, or until settlement of the award, and any changes in valuation are recorded as compensation expense for the period. For more information, see “Note 8 — Stock-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012. During the year ended December 31, 2011, we recorded additional expense of $0.3 million for RSUs that were revalued upon settlement and $0.7 million for outstanding RSUs revalued at December 31, 2011. We expect general and administrative expenses to be higher in 2012 compared to 2011; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

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

The $3.0 million recorded was due to the decline in fair value of warrant liability for the year ended 2010. Such decline was attributable principally to the decrease in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. On December 31, 2010, we changed the way we estimated volatility when determining the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Working Capital

As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $11.6 million, short-term investments of $52.3 million and long-term investments of $2.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies, corporate debt securities, commercial paper and certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

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

On February 8, 2011, we entered into a Loan and Security Agreement with General Electric Capital Corporation, or GECC, pursuant to which GECC extended to us an initial term loan with an aggregate principal amount of $5.0 million. The proceeds from the initial term loan, after payment of lender fees and expenses, were approximately $4.8 million. In June 2012, we paid approximately $4.1 million to extinguish the loan prior to its scheduled maturity. The net proceeds are being used for general corporate purposes, including research and product development, such as funding pre-clinical studies and clinical trials and otherwise moving product candidates towards commercialization, or the possible acquisition or licensing of new product candidates or technology which could result in other product candidates. See “Note 6 — Notes Payable” to the consolidated financial statements for additional information regarding the loan agreement.

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

On April 3, 2012, we closed an underwritten public offering of 13,512,500 shares of our common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by us, were approximately $50.3 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

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

In connection with the acquisition of ProlX, we assumed two loan agreements under which approximately $199,000 was outstanding at December 31, 2010. We are required to repay such loans if we commercialize or sell the product that was the subject of such agreements. In February 2011, we provided notice to the counterparty to such agreements that we do not intend to commercialize such product. As a result, the agreements were terminated in March 2011 and we do not expect to be required to repay the loans. In connection with the acquisition of ProlX, we may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. We may become obligated to issue shares of our common stock with a fair value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product. We may become obligated to issue shares of our common stock with a fair value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market.

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

In June 2011, FASB and the International Accounting Standards Board (“IASB”) updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard in Q1 2012 and applied it retrospectively to this Amendment No.1 of the 2011 Annual Report on Form 10-K. The adoption of this standard only impacts the presentation of our financial statements, and not our results of operations or financial position.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting. Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Amendment No. 1 of the 2011 Annual Report on Form 10-K for the year ended December 31, 2011 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of December 31, 2011.

In performing the assessment, our management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB, as of December 31, 2011. Specifically, we do not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of diluted earnings (loss) per share in accordance with U.S. GAAP. This lack of adequate control and an adequate risk assessment process resulted in our failure to identify and apply the appropriate accounting guidance to the calculation of diluted earnings per share. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework, issued by the COSO and consequently we did not maintain effective internal control over reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, included below.

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

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management will present a proposed remediation plan to our audit committee concerning our internal control over financial reporting by September 6, 2012. Remedying the material weakness described above will require management time and attention over the coming quarters and may result in additional incremental expenses, which includes increasing reliance on outside consultants. Any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.

Except as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oncothyreon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 9, 2012, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2011. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements, which required such financial statements to be restated, and determined that a material weakness in controls existed as of December 31, 2011. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls over the Company’s application of generally accepted accounting principles to the calculation of diluted earnings (loss) per share. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oncothyreon Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 9, 2012, except for Note 2 – as it relates to Restatement, Note 7 – as it relates to Loss per Share, Note 13 Subsequent Events, and the retrospective adoption of amendments to the accounting standard relating to the reporting and display of comprehensive loss described in Note 2, as to which the date is August 13, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Oncothyreon Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Seattle, Washington

March 9, 2012,

except for the effects of the material weakness described

in the sixth paragraph above, as to which the date is

August 13, 2012

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012:

1. Financial Statements:

Our consolidated financial statements are contained in Item 8 of this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

2. Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either included in the financial statements or notes thereto, or is not applicable.

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
2.1(a)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006.	S-4/A	2.1	October 29, 2007
2.1(b)	Amendment No. 1 to Agreement and Plan of Reorganization dated November 7, 2007.	10-K	2.1(b)	May 6, 2010
3.1	Amended and Restated Certificate of Incorporation of Oncothyreon Inc.	S-4/A	3.1	September 27, 2007
3.2	Bylaws of Oncothyreon Inc.	10-Q	3.1	August 14, 2009
4.1	Form of registrant’s common stock certificate.	S-4/A	4.1	September 27, 2007
4.2	Form of Warrant(1).
4.3	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended.	S-1	10.49	October 4, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
4.4	Form of Warrant to Purchase Common Stock issued by Oncothyreon Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement.	8-K	10.3	February 9, 2011
4.5	Registration Rights Agreement, dated July 6, 2010 between Oncothyreon Inc. and Small Cap Biotech Value, Ltd.	8-K	4.1	July 7, 2010
4.6	Registration Rights Agreement, dated September 28, 2010 by and among Oncothyreon Inc. and the signatories thereto.	8-K	4.1	September 27, 2010
10.1*	Amended and Restated Share Option Plan.	10-K	10.1	March 9, 2012
10.2*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan.	10-K	10.2	March 9, 2012
10.3*	Amended and Restated Restricted Share Unit Plan.	10-K	10.3	March 9, 2012
10.4*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan.	10-K	10.4	March 9, 2012
10.5*	2010 Employee Stock Purchase Plan.	8-K	10.1	June 8, 2010
10.6*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan.	8-K	10.2	June 8, 2010
10.7*	Form of Indemnification Agreement.	S-4/A	10.1	September 27, 2007
10.8*	Offer letter with Robert Kirkman, dated August 29, 2006.	S-4	10.27	September 12, 2007
10.8(a)*	Amendment to Robert Kirkman Offer Letter dated December 31, 2008.	10-K	10.18(a)	March 30, 2009
10.8(b)*	Amendment to Robert Kirkman Offer Letter dated December 3, 2009.	8-K	10.1	December 7, 2009
10.9*	Offer Letter with Gary Christianson, dated June 29, 2007.	10-Q	10.1	November 10, 2008
10.9(a)*	Amendment to Gary Christianson Offer Letter dated December 31, 2008.	10-K	10.40(a)	March 30, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
10.9(b)*	Amendment to Gary Christianson Offer Letter dated December 3, 2009.	8-K	10.2	December 7, 2009
10.10*	Offer Letter dated June 9, 2009 between Oncothyreon Inc. and Scott Peterson, Ph.D.	8-K	10.2	June 15, 2009
10.10(a)*	Amendment to Scott Peterson Offer Letter dated December 3, 2009.	8-K	10.4	December 7, 2009
10.11*	Offer Letter dated July 6, 2009 between Oncothyreon Inc. and Diana Hausman, M.D..	8-K	10.1	August 4, 2009
10.11(a)*	Amendment to Diana Hausman Offer Letter dated December 3, 2009.	8-K	10.3	December 7, 2009
10.12*	Offer letter with Julia M. Eastland, dated August 17, 2010.	8-K	10.1	August 31, 2010
10.13	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.	10-Q	10.3	November 10, 2008
10.14	Loan and Security Agreement between Oncothyreon Inc. and General Electric Capital Corporation dated February 8, 2011.	8-K	10.1	February 9, 2011
10.14(a)	Amendment to Loan and Security Agreement between Oncothyreon Inc. and General Electric Capital Corporation dated February 3, 2011	10-K	10.14(a)	March 9, 2012
10.15	Promissory Note issued by Oncothyreon Inc. to General Electric Capital Corporation dated February 8, 2011.	8-K	10.2	February 9, 2011
10.16	Common Stock Purchase Agreement, dated July 6, 2010 between Oncothyreon Inc. and Small Cap Biotech Value, Ltd.	8-K	10.1	July 7, 2010
10.17	Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto.	8-K	10.1	September 27, 2010
10.17(a)	Amendment No. 1 to the Securities Purchase Agreement, dated September 28, 2010.	8-K	10.1	September 30, 2010
10.18†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996.	S-4	10.6	September 12, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
10.19†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000.	S-4/A	10.11	September 27, 2007
10.20	Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002.	S-4	10.13	September 12, 2007
10.21†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001.	S-4/A	10.14	September 27, 2007
10.22†	Letter Agreement between Biomira Inc. and Cancer Research Technology Limited (formerly Imperial Cancer Research Technology Limited), dated March 9, 2004.	S-4/A	10.16	September 27, 2007
10.23†	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 29, 2004.	S-4	10.18	September 12, 2007
10.23(a)	First Amendment to Exclusive License Agreement between University of Arizona and Oncothyreon Inc., dated September 27, 2010.	10-K	10.7(a)	March 14, 2011
10.24†	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.19	September 27, 2007
10.25†	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.20	September 27, 2007
10.26†	Exclusive Patent License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated September 15, 2005.	S-4	10.21	September 12, 2007
10.26(a)	First Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated November 28, 2008.	10-K	10.10(a)	March 14, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
10.26(b)	Second Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated August 13, 2010.	10-K	10.10(b)	March 14, 2011
10.27†	Letter Agreement between the University of Arizona and Biomira Inc., dated October 6, 2006.	S-4	10.28	September 12, 2007
10.28	Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008.	10-Q	10.4	November 10, 2008
10.29†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.	10-Q	10.1	May 15, 2009
10.30	Common Stock Purchase Agreement by and among Biomira Inc., Biomira International Inc. and Merck KGaA dated May 2, 2001.	10-K	10.41	May 6, 2010
10.31	Tax Indemnity Agreement by and between Biomira International Inc. and Merck KGaA dated May 3, 2001.	10-K	10.42	May 6, 2010
21.1	Subsidiaries of Oncothyreon Inc.	10-K	21.1	March 9, 2012
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.				X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
24.1	Power of Attorney(2).
31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Julie Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).				X
32.2	Certification of Julie Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).				X
101.INS	XBRL Instance Document(3).
101.SCH	XBRL Taxonomy Extension Schema Document(3).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(3).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3).

(1)	Incorporated by reference from Annex A to the Company’s free writing prospectus, dated as of May 19, 2009, and filed on May 20, 2009

(2)	Incorporated by reference from the signature page to the Company’s Annual Report on Form 10-K filed on March 9, 2012.

(3)	Furnished herewith.

*	Executive Compensation Plan or Agreement.

†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on August 13, 2012.

ONCOTHYREON INC

By:	/s/ Robert L. Kirkman
Robert L. Kirkman
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Kirkman Robert L. Kirkman	President, Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2012

/s/ Julia M. Eastland Julia M. Eastland	Chief Financial Officer, Secretary and Vice President of Corporate Development (Principal Financial and Accounting Officer)	August 13, 2012

* Christopher S. Henney	Chairman and Director	August 13, 2012

* Richard L. Jackson	Director	August 13, 2012

* Daniel K. Spiegelman	Director	August 13, 2012

* W. Vickery Stoughton	Director	August 13, 2012

* Douglas Williams	Director	August 13, 2012

*By:	/s/ Robert L. Kirkman
Robert L. Kirkman
attorney-in-fact

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncothyreon Inc.

We have audited the accompanying consolidated balance sheets of Oncothyreon Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncothyreon Inc. at December 31, 2011 and 2010 , and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct an error in the calculation of diluted earnings (loss) per share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, except for the effects of the material weakness described in the sixth paragraph of that report as to which the date is August 13, 2012, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Seattle, Washington

March 9, 2012,

except for Note 2 – as it relates to Restatement,

Note 7 – as it relates to Loss per Share,

Note 13 Subsequent Events, and the retrospective adoption of amendments to the accounting standard relating to the reporting and display of comprehensive loss described in Note 2, as to which the date is

August 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncothyreon Inc.

Seattle, Washington

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Oncothyreon Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

/s/ Deloitte & Touche LLP

Seattle, Washington

May 5, 2010

(August 13, 2012 as to the effects of presenting comprehensive loss as described in Note 2 to the consolidated financial statements)

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

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Licensing revenue from collaborative and license agreements	$145	$18	$2,051
Licensing, royalties, and other revenue	—	—	27

Total revenues	145	18	2,078
Operating Expenses
Research and development, net	17,915	11,601	6,215
General and administrative	6,929	7,901	6,724

Total operating expenses	24,844	19,502	12,939

Loss from operations	(24,699)	(19,484)	(10,861)
Other income (expense)
Investment and other income (expense), net	305	636	(8)
Interest expense	(631)	—	—
Change in fair value of warrant liability	(17,631)	3,030	(6,150)

Total other income (expense), net	(17,957)	3,666	(6,158)
Loss before income taxes	(42,656)	(15,818)	(17,019)
Income tax benefit (provision)	—	200	(200)

Net loss	$(42,656)	$(15,618)	$(17,219)

Loss per share — basic	$(1.12)	$(0.58)	$(0.76)

Loss per share — diluted (2010 restated)	$(1.12)	$(0.72)	$(0.76)

Shares used to compute basic loss per share	38,197,666	26,888,588	22,739,138

Shares used to compute diluted loss per share (2010 restated)	38,197,666	26,972,969	22,739,138

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss	$(42,656)	$(15,618)	$(17,219)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	22	—	—

Other comprehensive income (loss)	22	—	—

Comprehensive loss	$(42,634)	$(15,618)	$(17,219)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Number	Value
	(In thousands, except share amounts)
Balance at December 31, 2008	19,492,432	$325,043	$15,094	$(314,418)	$(5,066)	$20,653

Net loss	—	—	—	(17,219)	—	(17,219)
Common stock issued, net of offering costs of $0.4 million	6,159,495	20,013	—	—	—	20,013
Warrant exercises	91,558	668	—	—	—	668
Warrants expiration	—	37	—	—	—	37
Restricted stock units converted	9,920	75	(75)	—	—	—
Restricted stock units granted	—	—	257	—	—	257
Share-based employee compensation expense	—	—	1,009	—	—	1,009

Balance at December 31, 2009	25,753,405	345,836	16,285	(331,637)	(5,066)	25,418

Net loss	—	—	—	(15,618)	—	(15,618)
Common stock issued, net of offering costs of $1.2 million	4,302,791	7,849	—	—	—	7,849
Employee stock purchase plan	20,434	58	—	—	—	58
Restricted stock units converted	9,498	80	(80)	—	—	—
Restricted stock units granted	—	—	150	—	—	150
Share-based employee compensation expense	—	—	973	—	—	973
Stock option exercise	2,500	—	—	—	—	—
Warrants expiration	—	27	—	—	—	27

Balance at December 31, 2010	30,088,628	353,850	17,328	(347,255)	(5,066)	18,857

Net loss	—	—	—	(42,656)	—	(42,656)
Unrealized gain on available-for-sale securities	—	—	—	—	22	22
Common stock issued, net of offering costs of $3.1 million	12,944,579	1	52,031	—	—	52,032
Employee stock purchase plan	71,969	—	207	—	—	207
Restricted stock units granted	—	—	323	—	—	323
Restricted stock units converted	93,122		134	—	—	134
Restricted stock units, cash settled on conversion	—	—	(189)	—	—	(189)
Share-based employee compensation expense	—	—	1,204	—	—	1,204
Stock option exercise	12,708	—	48	—	—	48
Warrants issued	—	—	114	—	—	114
Warrants exercise	402,101	—	1,901	—	—	1,901
Reclassification of fair value of warrants exercised from liability to equity	—	—	1,843	—	—	1,843
Reclassification of fair value of outstanding RSUs from equity to liability	—	—	(407)	—	—	(407)

Balance at December 31, 2011	43,613,107	$353,851	$74,537	$(389,911)	$(5,044)	$33,433

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

Restatement

The Company has determined that restatements are required to previously reported diluted earnings (loss) per share amounts for the quarterly periods ended September 30, 2011 and March 31, 2010 as well as the year ended December 31, 2010.

In May 2009 and September 2010, the Company issued warrants to purchase its common stock in connection with equity financings (See Note 7). Under certain circumstances, such warrants may be settled in common stock or cash at the election of the holders. Because these instruments may be settled for cash in certain circumstances, the warrants are recorded as a liability at fair value on the balance sheet. The change in fair value of the warrants is reflected as other income or expense in the Company’s consolidated statement of operations.

The calculation of diluted earnings (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. The Company failed to make such adjustments to the diluted earnings (loss) per share calculations for the periods discussed above.

A summary of the impact of the correction of the errors on the diluted earnings (loss) per share amounts follows:

	Three Months Ended September 30, 2011	Three Months Ended March 31, 2010	Year Ended December 31, 2010
	(unaudited)	(unaudited)
Diluted earnings (loss) per share — as originally reported	$0.22	$(0.03)	$(0.58)
Difference in diluted earnings (loss) per share	(0.37)	(0.17)	(0.14)

Diluted earnings (loss) per share — restated	$(0.15)	$(0.20)	$(0.72)

For further clarification of the calculation of the diluted earnings (loss) per share in the original filings and these amended filings, the following tables illustrate a reconciliation of the components of the numerator and denominator included in the calculations noted above. (in thousands except share and per share amounts):

Diluted earnings (loss) per share	Three Months Ended September 30, 2011	Three Months Ended March 31, 2010	Year Ended December 31, 2010
	(unaudited)	(unaudited)
Numerator
As originally reported — Net income (loss)	$9,937	$(772)	$(15,618)
Correction — reflect adjustment for change in fair value of warrant liability	(16,633)	(4,621)	(3,887)

Numerator, as restated	$(6,696)	$(5,393)	$(19,505)

Denominator
As originally reported — weighted-average common shares used to compute net income (loss) per share	44,849,971	25,753,405	26,888,588
Remove previously reported effect of dilutive securities:
Stock options	(351,696)	—	—
Warrants	(2,337,916)	—	—
Restricted share unit plan	(231,584)	—	—
Add correct effect of dilutive securities:
Stock options (1)	—	—	—
Warrants	2,707,051	558,939	84,381
Restricted share unit plan (1)	—	—	—

Denominator, as restated	44,635,826	26,312,344	26,972,969

Restated diluted earnings (loss) per share	$(0.15)	$(0.20)	$(0.72)

(1)	Since the numerator used to calculate diluted net income (loss) per share was a loss for each of the periods presented, the dilutive effects of stock options and restricted share unit were not included since the effect was anti-dilutive.

The corrections have no impact on the Company’s consolidated balance sheets, net income or loss, basic earnings (loss) per share, or the consolidated statements of cash flows or stockholders’ equity for any of the above mentioned periods.

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

Earnings per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the Company’s 2010 Employee Stock Purchase Plan. For the years ended December 31, 2011, 2010 and 2009, 8,507,309, 6,158,520 (restated) and 5,861,841 shares, respectively, were excluded from the calculations of diluted net loss per share, since the effect of these shares, potentially issuable upon the exercise or conversion, was anti-dilutive.

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

Accumulated other comprehensive loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income or loss includes unrealized gains and losses on its available-for-sale short-term and long-term investments. In addition to the unrealized gains and losses on investments, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008. As of December 31, 2011, our accumulated other comprehensive income (loss) consist primarily of foreign currency translation adjustment. The cumulative translation adjustment balance as of December 31, 2011, 2010 and 2009 was approximately $5.1 million each respectively.

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

In June 2011, FASB and the International Accounting Standards Board (“IASB”) updated the guidance on presentation of items within other comprehensive income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard in Q1 2012 and applied it retrospectively to this Amendment No.1 of the 2011 Annual Report on Form 10-K. The adoption of this standard only impacts the presentation of the Company’s financial statements, and not the results of operations or financial position of the Company.

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

In February 2011, the Company issued 48,701 warrants, which have been classified as equity, to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC. For additional information regarding the Company’s term loan with GECC, see “Note 6 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

Conversion of restricted share units

Restricted share units of 121,393, 9,498 and 9,920 with a weighted average fair value of $7.47, $8.46 and $7.56 were converted into 121,393, 9,498 and 9,920 shares of common stock during 2011, 2010 and 2009 respectively. Pursuant to an October 2011 amendment to the Company’s RSU plan, the Company withheld 28,271 shares of the 121,393 RSUs, representing 25% of the shares of our common stock otherwise deliverable in connection with the vesting of the RSUs, and the Company delivered to each non-employee director an amount in cash equal to the fair market value of the shares on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs. See “Note 8 Stock-Based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012 for additional information.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Loss per share

The following is a reconciliation of the numerators and denominators of basic and diluted loss per share computations:

	2011	2010 (Restated)		2009
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share:
Basic	$(42,656)	$(15,618)		$(17,219)
Adjustment for change in fair value of warrant liability	—	(3,887)		—

Diluted	$(42,656)	$(19,505)		$(17,219)
Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	38,197,666	26,888,588		22,739,138
Adjustment for dilutive effect of warrants	—	84,381		—

Diluted	38,197,666	26,972,969		22,739,138

Net loss per share - basic	$(1.12)	$(0.58)		$(0.76)

Net loss per share - diluted	$(1.12)	$(0.72	)(1)	$(0.76)

(1)	Reflects the effect of the correction of the errors described in “Note 2—Significant Accounting Policies—Restatement.”

Shares potentially issuable upon the exercise or conversion of director and employee stock options of 2,441,725, 2,075,025 and 1,836,657; non-employee director restricted share units of 143,495, 217,198 and 186,266; and warrants of 5,922,089, 3,866,297 (restated) and 3,838,918 have been excluded from the calculation of diluted loss per share in the years ended December 31, 2011, 2010 and 2009 respectively because their effect was anti-dilutive.

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

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended,
	March 31		June 30	September 30		December 31
2011
Revenues	$145		$—	$—		$—
Operating expenses	6,017		5,826	6,443		6,558
Net income (loss)(1)	(7,116)		(33,973)	9,937		(11,504)
Net income (loss) per share — basic	(0.24)		(0.91)	0.24		(0.27)
Net income (loss) per share — diluted	(0.24)		(0.91)	(0.15	)(2)	(0.27)
2010
Revenues	$5		$4	$4		$5
Operating expenses	5,438		4,722	4,345		4,997
Net loss(3)	(772)		(4,340)	(4,352)		(6,154)
Net loss per share — basic	(0.03)		(0.17)	(0.17)		(0.20)
Net loss per share — diluted	(0.20	)(2)	(0.17)	(0.17)		(0.20)

(1)	Net loss for the three months ended March 31, June 30, September 30 and December 31, 2011 includes change in fair value of warrants income (expense) of approximately $(1.5) million, $(28.0) million, $16.6 million and $(4.8) million respectively (see Note 3).
(2)	Reflects the effects of the correction of the errors described in “Note 2 — Significant Accounting Policies — Restatement.” Please see Note 2 for a detailed reconciliation of diluted earnings (loss) per share from as originally reported to as restated.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

(3)	Net loss for the three months ended March 31, June 30, September 30 and December 31, 2010 includes change in fair value of warrants income (expense) of approximately $4.6 million, $0.4 million, $(0.3) million and $(1.7) million respectively (see Note 3).