Form 10-Q/A
period 2012-03-31
Oncothyreon Inc.
filed 2012-08-13
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 13, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 57,186,749.

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to correct certain errors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on May 7, 2012 (the “Original Filing”), to amend and restate our diluted earnings per share amounts for the quarter ended March 31, 2012, as discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

Description of Restatement

In May 2009 and September 2010, we issued warrants to purchase our common stock in connection with equity financings (see Note 9). Under certain circumstances, such warrants may be settled in common stock or cash at the election of the holders. Because these instruments may be settled for cash in certain circumstances, the warrants are recorded as a liability at fair value on the balance sheet. The change in fair value of the warrants is reflected as other income or expense in our consolidated statement of net income (loss).

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

A summary of the impact of the correction of the errors on the diluted earnings (loss) per share amounts follows:

Three Months Ended March 31, 2012
(Unaudited)
Diluted earnings (loss) per share — as originally reported	$0.21
Difference in diluted earnings (loss) per share	(0.34)

Diluted earnings (loss) per share — restated	$(0.13)

The corrections have no impact on our condensed consolidated balance sheet, net income or loss, basic earnings (loss) per share, or the condensed consolidated statement of cash flows for the above mentioned periods. An explanation of the impact on our financial statements, and a detailed reconciliation of diluted earnings (loss) per share amounts as originally reported to restated amounts are contained in Note 2 to the consolidated financial statements contained in Part I — Item 1 of this Amended Filing.

Internal Control Considerations

As a result of the restatement, our management determined that there was a control deficiency in our company’s internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

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

ONCOTHYREON INC.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2012

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

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Net Income (Loss)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$—	$145
Operating expenses
Research and development	4,286	4,188
General and administrative	1,455	1,829

Total operating expenses	5,741	6,017

Loss from operations	(5,741)	(5,872)

Other income (expenses)
Investment and other income (expense), net	28	313
Interest expense	(163)	(99)
Change in fair value of warrant liability	15,567	(1,458)

Total other income (expenses), net	15,432	(1,244)

Net income (loss)	$9,691	$(7,116)

Net income (loss) per share — basic	$0.22	$(0.24)

Net income (loss) per share — diluted (2012 Restated)	$(0.13)	$(0.24)

Shares used to compute basic net income (loss) per share	43,613,107	30,088,781

Shares used to compute diluted net income (loss) per share (2012 Restated)	45,986,117	30,088,781

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2012 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Restatement

The Company has determined that a restatement is required to the previously reported diluted earnings (loss) per share amounts for the quarterly period ended March 31, 2012.

In May 2009 and September 2010, the Company issued warrants to purchase its common stock in connection with equity financings (See Note 9). Under certain circumstances, such warrants may be settled in common stock or cash at the election of the holders. Because these instruments may be settled for cash in certain circumstances, the warrants are recorded as a liability at fair value on the balance sheet. The change in fair value of the warrants is reflected as other income or expense in the Company’s consolidated statement of net income (loss).

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

A summary of the impact of the correction of the error on the diluted earnings (loss) per share amount follows:

Three Months Ended March 31, 2012
(Unaudited)
Diluted earnings (loss) per share — as originally reported	$0.21
Difference in diluted earnings (loss) per share	(0.34)

Diluted earnings (loss) per share — restated	$(0.13)

For further clarification of the calculation of the diluted earnings (loss) per share in the original filings and this amended filing, the following table illustrates a reconciliation of the components of the numerator and denominator included in the calculation noted above. (in thousands except share and per share amounts):

Diluted earnings (loss) per share Numerator	Three Months Ended March 31, 2012
(Unaudited)
As originally reported - Net income (loss)	$9,691
Correction – reflect adjustment for change in fair value of warrant liability	(15,567)

Numerator, as restated	$(5,876)
Denominator
As originally reported - weighted-average common shares used to compute net income (loss) per share	46,471,006
Remove previously reported effect of dilutive securities:
Stock options	(312,788)
Warrants	(2,401,616)
Restricted share unit plan	(143,495)
Add correct effect of dilutive securities:
Stock options (1)	—
Warrants	2,373,010
Restricted share unit plan (1)	—

Denominator, as restated	45,986,117

Restated diluted earnings (loss) per share	$(0.13)

(1)	Since the numerator used to calculate diluted net income (loss) per share was a loss for the period, the dilutive effects of stock options and restricted share units were not included since the effect was anti-dilutive.

The correction has no impact on the Company’s condensed consolidated balance sheet, consolidated net income or loss, basic earnings (loss) per share, or the condensed consolidated statements of cash flows.

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

In June 2011, FASB and the International Accounting Standards Board (“IASB”) issued new guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on the Company’s financial position or results of operations.

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

7. NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effect of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.

The following is a reconciliation of the numerators and denominators of basic and diluted income or loss per share computations:

	Three Months Ended March 31,
	2012 (Restated)	2011
Numerator:	(in thousands, except share and per share amounts)
Net income (loss) used to compute net income (loss) per share:
Basic	$9,691	$(7,116)
Adjustment for change in fair value of warrant liability	(15,567)	—

Diluted	$(5,876)	$(7,116)
Denominator:
Weighted average shares outstanding used to compute basic net income (loss) per share:
Basic	43,613,107	30,088,781
Adjustment for dilutive effect of warrants	2,373,010	—

Diluted	45,986,117	30,088,781

Net income (loss) per share — basic	$0.22	$(0.24)

Net income (loss) per share — diluted	$(0.13)	$(0.24)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	As of March 31,
	2012 (Restated)	2011
Director and employee stock options	2,415,683	2,066,848
Warrants	48,701	6,868,342
Non-employee director restricted share units	143,495	217,198
Employee stock purchase plan	16,783	17,856

See Note 2 — Basis of Presentation — Restatement for a description of the restatement.

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

In February 2012, the Company was notified by the Canadian Revenue Agency that its Canadian subsidiary, Oncothyreon Canada Inc., is subject to an audit for the tax years 2007 and 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Amended Filing. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

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

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 9 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

We have incurred substantial losses since our inception. As of March 31, 2012, our accumulated deficit totaled $380.2 million. We incurred net income of $9.7 million for the three months ended March 31, 2012 compared to a net loss of $7.1 million for the same period in 2011. The income for the three months ended March 31, 2012 was primarily attributable to non-cash income as a result of the change in the fair value of warrant liability. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In June 2012, we paid approximately $4.1 million to extinguish our term loan prior to its maturity date. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. In April 2012, we completed a financing in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012 — for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

Effective January 1, 2011, we adopted new accounting guidance for recognizing milestone revenue, which will be applied on a prospective basis. Consideration that is contingent upon achievement of a milestone for research or development deliverables will be recognized in its entirety as revenue in the period in which the milestone is achieved if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (1) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) relates solely to past performance; and (3) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9 — Warrants” of the unaudited financial statements included in this report.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2012 and March 31, 2011

The following table sets forth selected consolidated statements of net income (loss) data for each of the periods indicated.

Overview

	Three months ended March 31,
	2012		2011
	(in millions, except per share amounts)
Revenue	$—		$0.1
Operating expenses	(5.7)		(6.0)
Other income (expense), net	(0.1)		0.2
Change in fair value of warrant liability — income (loss)	15.6		(1.4)
Net income (loss)	9.7		(7.1)
Net income (loss) per share — basic	0.22		(0.24)
Net income (loss) per share — diluted	(0.13	)(1)	(0.24)

(1)	Reflects the effect of the correction of the error reported in “Note 2 — Basis of Presentation — Restatement” of diluted earnings per share.

As discussed in more detail below, the net income for the three months ended March 31, 2012 compared to the net loss for the three months ended March 31, 2011 was primarily due to the decrease in the fair value of our warrant liability, which was attributable principally to the decrease in the price of our common stock. In addition, general and administrative expenses were lower due to the decrease in fair value of our restricted share unit liability, which was also attributable principally to the decrease in the price of our common stock. This decrease was partially offset by an increase in research and development expenses due to the development of PX-866.

Revenue

	Three months ended March 31,
	2012	2011
	(in millions)
Licensing revenues from collaborative and license agreements	$—	$0.1

We did not recognize any revenue for the three months ended March 31, 2012. During the three months ended March 31, 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

Research and Development Expense

	Three months ended March 31,
	2012	2011
	(in millions)
Research and development	$4.3	$4.2

Research and development expense increased by $0.1 million, or 2.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, principally due to higher clinical trial expense of $0.4 million due to greater activity related to the development of PX-866 and increased salaries and benefits of $0.4 million due to increased headcount. The increase was partially offset by lower manufacturing development and preclinical expense of $0.7 million. We expect that our periodic research and development costs will increase slightly from current levels for the rest of 2012.

General and Administrative Expense

	Three months ended March 31,
	2012	2011
	(in millions)
General and administrative	$1.5	$1.8

The $0.3 million, or 16.7%, decrease in general and administrative expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was principally attributable to a $0.5 million decrease in expense related to the compensation of our directors principally related to the change in fair value of outstanding RSUs held by the our directors. In October 2011, an amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date, or until settlement of the award, and any changes in valuation are recorded as compensation expense for the period. For more information, see “Note 8 — Stock-based Compensation” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

We expect general and administration expense to be approximately at current levels for the rest of 2012; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

Investment and other income (expense), net

	Three months ended March 31,
	2012	2011
	(in millions)
Investment and other income (expense), net	$—	$0.3

Net investment and other income decreased by $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the derecognition of notes payable of $0.2 million, during the three months ended March 31, 2011, assumed in connection with the acquisition of ProlX, which we are no longer required to repay. For more information, see “Note 6 Note payable — Notes payable assumed in connection with the acquisition of ProlX” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Interest expense

	Three months ended March 31,
	2012	2011
	(in millions)
Interest expense	$0.2	$0.1

The $0.1 million, or 100.0%, increase in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to the interest incurred associated with a term loan entered into with GECC in February 2011. The interest expense included cash interest payment and non-cash amortization of debt issuance costs and debt discount. For more information, see “Note 6 — Notes payable” to the unaudited financial statements included in this report.

Change in Fair Value of Warrant Liability

	Three months ended March 31,
	2012	2011
	(in millions)
Change in fair value of warrant liability (loss)/income	$15.6	$(1.5)

The $15.6 million income recorded in the three months ended March 31, 2012 was due to the decrease in the estimated fair value of warrant liability during that period. Such decrease was attributable principally to the decrease in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange

Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting specifically as it relates to adequately designed controls to ensure the appropriate accounting for and disclosure of diluted earnings (loss) per share in accordance with U.S. GAAP. This lack of adequate control and an adequate risk assessment process resulted in our failure to identify and apply the appropriate accounting guidance to the calculation of diluted earnings per share. (See Item 9A —Controls and Procedures — Management’s Report on Internal Control over Financial Reporting of our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012). Despite the existence of this material weakness, the Company believes that the condensed consolidated financial statements included in this Report on Form 10-Q/A for the quarter ended March 31, 2012 present, in all material respects, its financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weakness in our internal controls over financial reporting noted in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC August 13, 2012, management will present a proposed remediation plan to our audit committee concerning our internal controls over financial reporting by September 6, 2012. Remediation of the material weakness will require management time and attention over the coming quarters and will result in additional incremental expenses, which includes increasing reliance on outside consultants. Any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified a material weakness in our internal controls that is described in greater detail in “Item 4 — Controls and Procedures.”

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

In addition, we may become the subject of private or government actions regarding the financial restatement discussed in “Note 2 — Basis of Presentation — Restatement.” Any such actions or related litigation may be time consuming, expensive and disruptive to normal business operations, and the outcome of such actions or litigation would be difficult to predict. Compliance with governmental actions or defense of any litigation could result in significant expenditures and the diversion of our management’s time and attention from our operations, which could impede our business.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results, and timing of the announcement of the results by Merck KGaA, of the clinical trials of Stimuvax, as well as speculation by market participants regarding such results;

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

ONCOTHYREON INC.

Date: August 13, 2012	/s/ Robert L. Kirkman
Robert L. Kirkman President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document