Form 10-Q
period 2012-06-30
Oncothyreon Inc.
filed 2012-08-13
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$14,024	$11,609
Short-term investments	62,231	52,267
Accounts and other receivables	479	321
Prepaid and other current assets	752	610

Total current assets	77,486	64,807
Long-term investments	21,646	2,531
Property and equipment, net	2,064	1,643
Other assets	205	253
Goodwill	2,117	2,117

Total assets	$103,518	$71,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$213	$459
Accrued liabilities	2,220	1,287
Accrued compensation and related liability	626	858
Current portion of notes payable	—	1,749
Current portion of restricted share unit liability	106	329

Total current liabilities	3,165	4,682
Notes payable	—	3,059
Deferred rent	575	617
Restricted share unit liability	554	759
Warrant liability	13,463	28,771
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	17,787	37,918

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 57,186,749 and 43,613,107 shares issued and outstanding	353,853	353,851
Additional paid-in capital	125,906	74,537
Accumulated deficit	(388,955)	(389,911)
Accumulated other comprehensive loss	(5,073)	(5,044)

Total stockholders’ equity	85,731	33,433

Total liabilities and stockholders’ equity	$103,518	$71,351

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Net Income (Loss)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$—	$—	$—	$145
Operating expenses
Research and development	6,279	4,193	10,565	8,381
General and administrative	1,824	1,633	3,279	3,462

Total operating expenses	8,103	5,826	13,844	11,843

Loss from operations	(8,103)	(5,826)	(13,844)	(11,698)

Other income (expenses)
Investment and other income (expenses), net	52	51	80	364
Interest expense	(146)	(175)	(309)	(274)
Loss on extinguishment of debt	(279)	—	(279)	—
Change in fair value of warrant liability	(259)	(28,023)	15,308	(29,481)

Total other income (expenses), net	(632)	(28,147)	14,800	(29,391)

Net income (loss)	$(8,735)	$(33,973)	$956	$(41,089)

Net income (loss) per share—basic	$(0.15)	$(0.91)	$0.02	$(1.22)

Net income (loss) per share—diluted (Note 7)	$(0.15)	$(0.91)	$(0.28)	$(1.22)

Shares used to compute basic net income (loss) per share	56,844,099	37,433,822	50,228,604	33,781,593

Shares used to compute diluted net income (loss) per share	56,844,099	37,433,822	51,723,266	33,781,593

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)

Net income (loss)	$(8,735)	$(33,973)	$956	$(41,089)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(17)	(40)	(30)	(90)
Less: reclassification adjustment for gain included in net income (loss)	1	—	1	—

Other comprehensive loss	(16)	(40)	(29)	(90)

Comprehensive income (loss)	$(8,751)	$(34,013)	$927	$(41,179)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$956	$(41,089)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	261	235
Amortization of discount and deferred financing costs on notes payable	78	63
Stock-based compensation expense	1,001	741
Loss on extinguishment of debt	279	—
Change in fair value of warrant liability	(15,308)	29,481
Recognition of deferred revenue	—	(145)
Derecognition of debt	—	(199)
Cash settled on conversion of restricted share units	(39)	—
Gain on disposal of plant and equipment	(15)	—
Net change in assets and liabilities:
Government grants receivable	—	489
Accounts and other receivable	(158)	—
Prepaid expenses and other current assets	(214)	(10)
Other long term assets	—	116
Accounts payable	(246)	15
Accrued liabilities	933	569
Accrued compensation and related liabilities	(232)	(103)
Restricted share unit liability	(462)	—
Deferred rent	(42)	24

Net cash used in operating activities	(13,208)	(9,813)

Cash flows from investing activities
Purchases of investments	(65,544)	(11,858)
Redemption of investments	36,436	19,335
Purchases of property and equipment	(667)	(65)

Net cash provided by (used in) investing activities	(29,775)	7,412

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	50,442	43,071
Proceeds from stock options exercised	—	48
Proceeds from debt financing, net of issuance cost	—	4,804
Principal payments on notes payable	(909)	—
Repayment on notes payable	(4,135)	—

Net cash provided by financing activities	45,398	47,923

Increase in cash and cash equivalents	2,415	45,522
Cash and cash equivalents, beginning of period	11,609	5,514

Cash and cash equivalents, end of period	$14,024	$51,036

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2012 and 2011

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2012 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008.

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

The provisions of the milestone revenue guidance apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. The Company’s existing collaboration agreements entail no performance obligations on the part of the Company, and milestone payments would be earned based on the collaborative partner’s performance; therefore, milestone payments under existing agreements are considered contingent payments to be accounted for outside of the new milestone revenue guidance. The Company will recognize contingent payments as revenue upon the occurrence of the specified events, assuming the payments are deemed collectible at that time.

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•

Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$3,455	$—	$—	$3,455	$2,869	$—	$—	$2,869
Certificates of deposits	—	—	—	—	—	10,633	—	10,633
Debt securities of U.S. government agencies	—	61,060	—	61,060	—	16,380	—	16,380
Corporate bonds	—	29,819	—	29,819	—	31,684	—	31,684

	$3,455	$90,879	$—	$94,334	$2,869	$58,697	$—	$61,566

Financial liabilities:
Restricted share units	$660	$—	$—	$660	$1,088	$—	$—	$1,088
Warrants	—	—	13,463	13,463	—	—	28,771	28,771

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies, corporate bonds and certificates of deposits denominated at or below $250,000 issued by banks insured by the Federal Deposit Insurance Corporation.

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2012 and 2011. The change in fair value of warrants classified in Level 3, in the amount of $(0.3) million for the three months ended June 30, 2012, is recorded as other loss in the condensed consolidated statements of net income (loss) and, in the amount of $15.3 million for the six months ended June 30, 2012, is recorded as other income in the condensed consolidated statements of net income (loss). A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued liabilities, restricted share unit liabilities, warrant liabilities, Class UA preferred stock and notes payable that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. All asset classes purchased for short-term investment are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back in to compliance.

The fair values of available-for-sale securities are based on prices obtained from a third-party pricing service. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012
Cash	$3,567	$—	$—	$3,567
Money market funds	3,455	—	—	3,455
Debt securities of U.S. government agencies	61,069	—	(9)	61,060
Corporate bonds	29,817	2	—	29,819

Total	$97,908	$2	$(9)	$97,901

As of December 31, 2011
Cash	$4,841	$—	$—	$4,841
Money market funds	2,869	—	—	2,869
Certificates of deposits	10,633	—	—	10,633
Debt securities of U.S. government agencies	16,378	2	—	16,380
Corporate bonds	31,664	20	—	31,684

Total	$66,385	$22	$—	$66,407

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

Notes Payable

The Company utilizes quoted market prices of similar instruments to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. In June 2012, the Company paid off its initial term loan with General Electric Capital Corporation (GECC).

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6.	NOTES PAYABLE

On February 8, 2011, the Company entered into a Loan and Security Agreement with GECC and together with the other financial institutions that may become parties to the Loan and Security Agreement, (the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of $5.0 million (the “Term Loan”), subject to the terms and conditions set forth in the Term Loan. On February 8, 2011, the Lenders funded a Term Loan in the principal amount of $5.0 million on a total facility of $12.5 million. The Term Loan accrued interest at a fixed rate of 10.64% per annum and was payable over a 42-month period. In connection with the Term Loan, on February 8, 2011, the Company issued to an affiliate of GECC a warrant to purchase up to an aggregate of 48,701 shares of common stock at an exercise price of $3.08 per share. This warrant, classified as equity, is immediately exercisable and will expire on February 8, 2018.

On June 29, 2012, the Company paid approximately $4.1 million to extinguish the outstanding balance of its initial term loan with GECC prior to its scheduled maturity. During the three and six months ended June 30, 2012, the Company incurred a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt.

The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company amortized the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount through the extinguishment date. As of June 30, 2012, the unamortized Term Loan discount was zero.

Interest expense for the three months ended June 30, 2012 and 2011, all of which related to the Term Loan, was $146,039 and $175,030, respectively. Interest expense for the six months ended June 30, 2012 and 2011, all of which related to the Term Loan, was $308,745 and $274,391, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $37,051 and $40,552 for the three months ended June 30, 2012 and 2011, respectively, and $77,504 and $63,068 for the six months ended June 30, 2012 and 2011, respectively.

7.	NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. Basic net loss per share equaled the diluted loss per share for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$(8,735)	$(33,973)	$956	$(41,089)
Adjustments for change in fair value of warrant liability	—	—	(15,308)	—

Diluted	(8,735)	(33,973)	(14,352)	(41,089)

Denominator
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	56,844,099	37,433,822	50,228,604	33,781,593
Dilutive effect of warrants	—	—	1,494,662	—

Diluted	56,844,099	37,433,822	51,723,266	33,781,593

Net income (loss) per share—basic	(0.15)	(0.91)	0.02	(1.22)

Net income (loss) per share—diluted	(0.15)	(0.91)	(0.28)	(1.22)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Director and employee stock options	2,409,501	2,062,350	2,409,501	2,062,350
Warrants	5,922,089	6,868,342	48,701	6,868,342
Non-employee director restricted share units	140,968	231,584	140,968	231,584
Employee stock purchase plan	3,002	3,607	3,002	3,607

8.	EQUITY BASED TRANSACTIONS

Equity Financing

On May 4, 2011, the Company closed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $4.00 per share. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by the Company were approximately $43.1 million.

On April 3, 2012, the Company closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company, were approximately $50.3 million.

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, having aggregate gross sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of the date hereof.

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

9. WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of June 30, 2012, the total number of warrants outstanding was 5,922,089. No warrants were exercised or expired in the three and six months ended June 30, 2012 and 2011.

Warrants classified as equity

Equity-classified warrants consist of warrants issued in connection with a Term Loan with GECC. In February 2011, the Company issued 48,701 warrants to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC. As of June 30, 2012, there were 48,701 outstanding warrants that were classified as equity, which expire February 8, 2018.

Warrants classified as liability

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of June 30, 2012, there were outstanding warrants from the May 2009 and September 2010 financings of 2,691,241 and 3,182,147, respectively.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of net income (loss) as other income (expenses). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants:

	As of June 30, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$4.68	$4.68
Expected dividend rate	0.0%	0.0%
Expected volatility	69.7%	75.2%
Risk-free interest rate	0.3%	0.5%
Expected life (in years)	1.90	3.25

	As of December 31, 2011
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$7.58	$7.58
Expected dividend rate	0.0%	0.0%
Expected volatility	63.4%	80.4%
Risk-free interest rate	0.3%	0.5%
Expected life (in years)	2.40	3.75

The change in fair value of the warrant liability during the three months ended June 30, 2012 was as follows (in thousands):

Warrant liability as of April 1, 2012	$13,204
Change in fair value for the three months ended June 30, 2012	259

Balance as of June 30, 2012	$13,463

The change in fair value of the warrant liability during the six months ended June 30, 2012 was as follows (in thousands):

Warrant liability as of January 1, 2012	$28,771
Change in fair value for the six months ended June 30, 2012	(15,308)

Balance as of June 30, 2012	$13,463

The change in fair value of the warrant liability during the three months ended June 30, 2011 was as follows (in thousands):

Warrant liability as of April 1, 2011	$14,441
Change in fair value for the three months ended June 30, 2011	28,023

Balance as of June 30, 2011	$42,464

The change in fair value of the warrant liability during the six months ended June 30, 2011 was as follows (in thousands):

Warrant liability as of January 1, 2011	$12,983
Change in fair value for the six months ended June 30, 2011	29,481

Balance as of June 30, 2011	$42,464

Expected volatility is an unobservable input that is inter-related to the market value or price of the Company’s stock, since the calculation for volatility is based on the Company’s historical closing prices. If volatility were to change by 10%, the value of the warrant liability would change by approximately $1.0 million.

10.	STOCK-BASED COMPENSATION

Share Option Plan

The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors, and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of June 30, 2012, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 5,718,675 and 3,309,174 shares of common stock remained available for future grant under the Share Option Plan.

The Company granted 15,000 and 11,500 stock options during the three months ended June 30, 2012 and 2011, respectively, and zero and 5,833 stock options were exercised during the three months ended June 30, 2012 and 2011, respectively. The Company granted 25,500 and 19,250 stock options during the six months ended June 30, 2012 and 2011, respectively, and zero and 12,708 stock options were exercised during the six months ended June 30, 2012 and 2011, respectively. The Company recorded stock compensation expense of $335,427 and $257,542 during the three months ended June 30, 2012 and 2011, respectively and $672,219 and $541,538 during the six months ended June 30, 2012 and 2011, respectively. The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average grant-date fair value for stock options granted	$3.32	$4.14	$3.65	$3.35
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.91%	82.03%	84.14%	82.16%
Risk-free interest rate	0.91%	2.07%	0.99%	2.17%
Expected life of options in years	6	6	6	6

The expected life of options in years is determined utilizing the “simplified” method, which calculates the expected life as the average of the vesting term and the contractual term of the option.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2012, expense related to this plan was $44,351 and $79,102, respectively. For the three and six months ended June 30, 2011, expense related to this plan was $19,474 and $49,321, respectively. Under the ESPP, the Company issued 28,591 shares to employees during the three and six months ended June 30, 2012 and 31,753 shares during the three and six months ended June 30, 2011. There are 779,006 shares reserved for future issuances under the ESPP as of June 30, 2012.

Restricted Share Unit Plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan was 466,666. As of June 30, 2012, 170,898 shares of common stock remain available for future grant under the RSU Plan. The Company granted 40,870 and 22,690 restricted share units, both with a fair value of

$150,000 during each of the three-month and six-month periods ended June 30, 2012 and 2011, respectively. 43,397 shares had been issued upon conversion of RSUs for the three and six months ended June 30, 2012. 8,304 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2011. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.

Pursuant to an October 2011 amendment to the RSU Plan, the Company is required to settle 25% of the shares of common stock of the Company otherwise deliverable in connection with the vesting of any RSU and deliver to each non-employee director an amount in cash equal to the fair market value of the shares on the vesting date. The amendment is designed to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. This modification resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity.

The remeasurement of the outstanding RSUs resulted in an addition of approximately $0.3 million in stock-based compensation expense for the three months ended June 30, 2012 and a reduction of approximately $0.2 million in stock-based compensation expense for the six months ended June 30, 2012, which was recorded in general and administrative expenses for the three and six months ended June 30, 2012, respectively.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock, the Company has agreed to pay to the holders a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

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

In September 2011, the Company entered into an exclusive, worldwide license agreement with the Sanford-Burnham Medical Research Institute (“SBMRI”) for certain intellectual property related to SBMRI’s small molecule program based on ONT-701 and related compounds. ONT-701 is a pan-inhibitor of the B-cell lymphoma-2 (“Bcl-2”) family of anti-apoptotic proteins and is currently in pre-clinical development. Because the Company acquired ONT-701 in an early research stage, the Company determined the compound did not have an alternate future use. Under the terms of this agreement, the Company made a payment of $1.5 million to SBMRI, which was recorded as part of research and development expense in the third quarter of 2011. In addition, the Company may be required to make milestone payments of up to approximately $26 million upon the occurrence of certain clinical development and regulatory milestones and up to $25 million based on certain net sales targets. The Company would be required to pay a royalty in the low to mid-single digits on net sales of licensed products. In addition, if the Company generates income from a sublicense of any of the licensed rights, it must pay SBMRI a portion of certain income received from the sublicensee at a rate between the mid-single digits and 30%, depending on stage of the clinical development of the rights when the sublicense is granted. Unless earlier terminated in accordance with the license agreement, the agreement shall terminate on a country-by-country basis upon the later of (i) 10 years after the first commercial sale of the first licensed product and (ii) the expiration of the last-to-expire patent within the licensed patents.

13.	INCOME TAX

Due to projected losses for the year ended December 31, 2012 and the Company’s history of losses, the Company has not recorded an income tax provision for the three or six months ended June 30, 2012.

14.	SUBSEQUENT EVENTS

In August 2012, the Company determined that restatements were required to previously reported diluted earnings (loss) per share amounts for the quarterly periods ended March 31, 2012, September 30, 2011 and March 31, 2010 as well as the year ended December 31, 2010. The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 were filed with the Securities and Exchange Commission on August 13, 2012. For a more detailed explanation of the restatements, please refer to such filings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

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

All forward-looking statements are based on information available to us on the date of this quarterly report and we will not update any of the forward-looking statements after the date of this quarterly report, except as required by law. Our actual results could differ materially from those discussed in this quarterly report. The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this quarterly report in Part II, Item 1A—“Risk Factors,” and elsewhere in this quarterly report.

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

Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials and one Phase 1/2 trial in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase (PI-3K) inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with Sanford Burnham Medical Research Institute. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. See “Note 12—Collaborative and License Agreements” for additional information.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 9—Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

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

We have incurred substantial losses since our inception. As of June 30, 2012, our accumulated deficit totaled $389.0 million. We incurred net income of $1.0 million for the six months ended June 30, 2012 compared to a net loss of $41.1 million for the same period in 2011. The income for the six months ended June 30, 2012 was primarily attributable to non-cash income as a result of the change in the fair value of our warrant liability. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In June 2012, we paid approximately $4.1 million to extinguish our term loan prior to its maturity date. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. In April 2012, we completed a financing, in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” and “Note 6—Notes Payable” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

The provisions of the milestone revenue guidance apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. Our existing collaboration agreements entail no performance obligations on our part, and milestone payments would be earned based on the collaborative partner’s performance; therefore, milestone payments under existing agreements are considered contingent payments to be accounted for outside of the new milestone revenue guidance. We will recognize contingent payments as revenue upon the occurrence of the specified events, assuming the payments are deemed collectible at that time.

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

Investment and Other Income (Expense), net. Net investment and other income (expense) consists of interest and other income on our cash and short-term and long-term investments, foreign exchange gains and losses and other non-operating income. Our investments consist of debt securities of U.S government agencies, corporate bonds and certificates of deposit issued by U.S. banks and insured by the Federal Deposit Insurance Corporation.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 9—Warrants” of the unaudited financial statements included in this report.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2012 and June 30, 2011

The following table sets forth selected consolidated statements of net income (loss) data for each of the periods indicated.

Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)		(In millions, except per share amounts)

Revenue	$—	$—	$—	$0.1
Operating expenses	(8.1)	(5.8)	(13.8)	(11.8)
Other income (expenses), net	(0.3)	(0.2)	(0.5)	0.1
Change in fair value of warrant liability—income (loss)	(0.3)	(28.0)	15.3	(29.5)
Net income (loss)	(8.7)	(34.0)	1.0	(41.1)
Net income (loss) per share—basic	(0.15)	(0.91)	0.02	(1.22)
Net income (loss) per share—diluted	(0.15)	(0.91)	(0.28)	(1.22)

As discussed in more detail below, the decrease in our net loss for the three months ended June 30, 2012 compared to a the three months ended June 30, 2011 was primarily due to a decrease in the loss of the change in fair value of warrant liability from the prior year. This decrease was offset by increases in operating expenses primarily related to the development of PX-866. The increase in net income for the six months ended June 30, 2012 compared to net loss for the six months ended June 30, 2011 was primarily due to income of $15.3 million as a result of the change in fair value of our warrant liability partially offset by increases in operating expenses, primarily due to development of PX-866.

Income or losses associated with the change in fair value of the warrant liability are the result of increases or decreases in the fair value of the warrants as recorded on the Condensed Consolidated Balance Sheets. Changes in the fair value of the warrants are primarily attributable to increases and decreases in our stock price for the three and six months ended June 30, 2012 as compared to the prior year period, respectively.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Licensing revenues from collaborative and license agreements	$—	$—	$—	$0.1

We did not recognize any revenue for the three and six months ended June 30, 2012 or the three months ended June 30, 2011. During the six months ended June 30, 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Research and development	$6.3	$4.2	$10.6	$8.4

Research and development expenses increased by $2.1 million, or 50.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, principally due to higher clinical trial expenses of $2.2 million related to the development of PX-866 and increased salaries and benefits of $0.4 million due to increased headcount. The increase was partially offset by lower manufacturing development and preclinical expense of $0.6 million.

Research and development expenses increased by $2.2 million, or 26.2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, principally due to higher clinical trial expenses of $2.6 million due to greater activity related to the development of PX-866 and increased salaries and benefits of $0.7 million due to increased headcount. The increase was partially offset by lower manufacturing development and preclinical expense of $1.3 million.

We expect research and development costs to increase in subsequent quarters.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
General and administrative	$1.8	$1.6	$3.3	$3.5

The $0.2 million, or 12.5%, increase in general and administrative expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was principally due to a $0.1 million increase in professional fees related to regulatory compliance and $0.1 million increase in salaries and benefits expense due to increased headcount.

The $0.2 million, or 5.7% decrease in general and administrative expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was attributable to a $0.4 million decrease in expense related to the compensation of our directors principally related to the change in fair value of outstanding RSUs held by our directors. The decrease was offset in part by an increase in professional fees of $0.1 million related to regulatory compliance and an increase in salaries and benefits expense of $0.1 million due to increased headcount.

In October 2011, an amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date, or until settlement of the award, and any changes in valuation are recorded as compensation expense for the period. For more information, see “Note 8—Stock-based Compensation” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

We expect general and administrative expenses to be approximately at current levels for the rest of 2012; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

Investment and other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Investment and other income (expense), net	$0.1	$0.1	$0.1	$0.4

The change in net investment and other income was not material for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net investment and other income decreased by $0.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the derecognition of notes payable of $0.2 million, during the six months ended June 30, 2011, assumed in connection with the acquisition of ProlX, which we are no longer required to repay. For more information, see “Note 6 Note payable—Notes payable assumed in connection with the acquisition of ProlX” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Interest expense	$0.2	$0.2	$0.3	$0.3

The change in interest expense was not material for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

The interest expense included cash interest payment and non-cash amortization of debt issuance costs and debt discount associated with a term loan entered into with GECC in February 2011. We paid off the outstanding balance of our term loan with GECC prior to its scheduled maturity in June 2012. For more information, see “Note 6—Notes payable” to the unaudited financial statements included in this report.

Loss on early extinguishment of debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Loss on early extinguishment of debt	$0.3	$—	$0.3	$—

Loss on early extinguishment of debt was $0.3 million for the three and six months ended June 30, 2012, and zero during the three and six months ended June 30, 2011.

On June 29, 2012, we paid approximately $4.1 million to pay off the outstanding balance of our initial term loan with GECC prior to its scheduled maturity. We recorded a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off unamortized deferred financing costs and unamortized debt discount and legal expenses related to the extinguishment of debt.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Change in fair value of warrant liability—income/(loss)	$(0.3)	$(28.0)	$15.3	$(29.5)

The $0.3 million loss and $15.3 million income recorded in the three and six months ended June 30, 2012, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable principally to the change in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 9—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $14.0 million, short-term investments of $62.2 million and long-term investments of $21.6 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S. government agencies, corporate bonds and certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S. government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $14.0 million as of June 30, 2012 compared to $11.6 million as of December 31, 2011, an increase of $2.4 million, or 20.7%. The increase was primarily attributable to net proceeds from our April 2012 underwritten public offering of common stock. Such increase was partially offset by cash used to fund our operations of $13.2 million, net purchase of investment of $29.1 million, principal payments of $0.9 million on notes payable, repayment of $4.1 million to GECC to extinguish the term loan and purchase of equipment in the amount of $0.7 million.

As of June 30, 2012, our working capital (defined as current assets less current liabilities) was $74.3 million compared to $60.1 million as of December 31, 2011, an increase of $14.2 million, or 23.6%. The increase in working capital was primarily attributable to an increase in short-term investments of $10.0 million (as a result of the application of the net proceeds of our April 2012 underwritten public offering of common stock), an increase in cash and cash equivalents of $2.4 million and a decrease in current portion of notes payable of $1.7 million due to extinguishment of loan with GECC.

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

On April 3, 2012, we closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by Oncothyreon, were approximately $50.3 million.

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

Cash Flows from Operating Activities

Cash used by operating activities of $13.2 million for the six months ended June 30, 2012, an increase of $3.4 million compared to $9.8 million of cash used by operating activities for the six months ended June 30, 2011, was primarily due to an increase in research and development expenses related to the greater activity in the development of PX-866.

Cash Flows from Investing Activities

We had cash outflows of $29.8 million from investing activities for the six months ended June 30, 2012, compared to cash inflows from investing activities of $7.4 for the six months ended June 30, 2011. This change was attributable primarily to increased net purchases of investments and increased expenditures on capital assets during the six months ended June 30, 2012.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 was $45.4 million, which consisted primarily of proceeds received pursuant to our April 2012 common stock offering which generated net proceeds of approximately $50.3 million. The proceeds from this offering were partially offset by the repayment of the GECC term loan of $4.1 million in June 2012 and $0.9 million in principal payments on notes payable.

For the six months ended June 30, 2011, cash provided by financing activities was $47.9 million, which consisted of proceeds received pursuant to our May 2011 equity financing and our loan agreement with GECC. On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of our common stock which generated net proceeds of approximately $43.0 million. The net proceeds from our initial term loan with GECC was $4.8 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$3,932	$586	$1,199	$1,234	$913

In May 2008, we entered into a sublease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet where we have consolidated our operations. The sublease expired on December 17, 2011. The sublease provided for a base monthly rent of $33,324 increasing to $36,354. In May 2008, we also entered into a lease directly with the landlord of such facility, which has a seven year term beginning at the expiration of the sublease. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018. We also have entered into operating lease obligations through June 2017 for certain office equipment.

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2012, we believe that our exposure related to these guarantees and indemnification obligations is not material.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $97.9 million and $66.4 million as of June 30, 2012 and December 31, 2011, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended June 30, 2012, would result in a decline in investment income of approximately $41,100 for that same period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control specifically as it relates to adequately designed controls to ensure the appropriate accounting for and disclosure of diluted earnings (loss) per share in accordance with U.S. GAAP. This lack of adequate control and an adequate risk assessment process resulted in our failure to identify and apply appropriate accounting guidance to the calculation of diluted earnings per share. (See Item 9A—Controls and Procedures—Management’s Report on Internal Control over Financial Reporting of our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.) Despite the existence of this material weakness, the Company believes that the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended June 30, 2012 present, in all material aspects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weakness in our internal controls noted in our Annual Report on Form 10-K/A filed with the SEC on August 13, 2012, management will present a proposed remediation plan to our audit committee concerning our internal controls over financial reporting by September 6, 2012. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, which includes increasing reliance on outside consultants. Any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

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

PART II—OTHER INFORMATION

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA and we do not anticipate realizing net income again for the foreseeable future As of June 30, 2012, our accumulated deficit was approximately $389.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified a material weakness in our internal controls that is described in greater detail in “Item 4—Controls and Procedures.”

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

In addition, we may become the subject of private or government actions regarding the financial restatement discussed in “Note 14—Subsequent Events.” Any such actions or related litigation may be time consuming, expensive and disruptive to normal business operations, and the outcome of such actions or litigation would be difficult to predict. Compliance with governmental actions or defense of any litigation could result in significant expenditures and the diversion of our management’s time and attention from our operations, which could impede our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: August 13, 2012	/s/ Robert L. Kirkman
Robert L. Kirkman
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.