Form 10-Q
period 2012-09-30
Oncothyreon Inc.
filed 2012-11-07
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 57,189,404.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$10,684	$11,609
Short-term investments	68,476	52,267
Accounts and other receivables	432	321
Prepaid and other current assets	1,063	610

Total current assets	80,655	64,807
Long-term investments	12,083	2,531
Property and equipment, net	1,948	1,643
Other assets	284	253
Goodwill	2,117	2,117

Total assets	$97,087	$71,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,934	$459
Accrued liabilities	1,007	1,287
Accrued compensation and related liability	935	858
Current portion of notes payable	—	1,749
Current portion of restricted share unit liability	116	329

Total current liabilities	3,992	4,682
Notes payable	—	3,059
Deferred rent	554	617
Restricted share unit liability	607	759
Warrant liability	14,435	28,771
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	19,618	37,918

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 57,186,749 and 43,613,107 shares issued and outstanding	353,853	353,851
Additional paid-in capital	126,231	74,537
Accumulated deficit	(397,580)	(389,911)
Accumulated other comprehensive loss	(5,035)	(5,044)

Total stockholders’ equity	77,469	33,433

Total liabilities and stockholders’ equity	$97,087	$71,351

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Net Income (Loss)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$—	$—	$—	$145
Operating expenses
Research and development	5,783	5,383	16,348	13,764
General and administrative	1,902	1,060	5,181	4,522

Total operating expenses	7,685	6,443	21,529	18,286

Loss from operations	(7,685)	(6,443)	(21,529)	(18,141)

Other income (expenses)
Investment and other income (expenses), net	32	(74)	112	290
Interest expense	—	(179)	(309)	(453)
Loss on extinguishment of debt	—	—	(279)	—
Change in fair value of warrant liability	(972)	16,633	14,336	(12,848)

Total other income (expenses), net	(940)	16,380	13,860	(13,011)

Net income (loss)	$(8,625)	$9,937	$(7,669)	$(31,152)

Net income (loss) per share — basic	$(0.15)	$0.24	$(0.15)	$(0.85)

Net income (loss) per share — diluted (Note 7)	$(0.15)	$(0.15)	$(0.41)	$(0.85)

Shares used to compute basic net income (loss) per share	57,186,749	41,928,775	52,564,914	36,527,164

Shares used to compute diluted net income (loss) per share	57,186,749	44,635,826	53,899,276	36,527,164

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$(8,625)	$9,937	$(7,669)	$(31,152)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss), net	38	14	8	14
Reclassification of gain (loss) to net income (loss)	—	—	1	—

Other comprehensive income	38	14	9	14

Comprehensive income (loss)	$(8,587)	$9,951	$(7,660)	$(31,138)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,669)	$(31,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	347
Amortization of discount and deferred financing costs on notes payable	78	105
Stock-based compensation expense	992	1,023
Loss on extinguishment of debt	279	—
Change in fair value of warrant liability	(14,336)	12,848
Recognition of deferred revenue	—	(145)
Derecognition of debt	—	(199)
Cash settled on conversion of restricted share units	(39)	—
Gain on disposal of plant and equipment	(15)	—
Other	—	13
Net change in assets and liabilities:
Government grants receivable	—	489
Accounts and other receivable	(111)	—
Prepaid expenses and other current assets	(525)	(588)
Other long term assets	(79)	138
Accounts payable	1,475	(159)
Accrued liabilities	(280)	410
Accrued compensation and related liabilities	77	131
Deferred rent	(63)	230

Net cash used in operating activities	(19,820)	(16,509)

Cash flows from investing activities
Purchases of investments	(72,037)	(57,969)
Redemption of investments	46,285	30,175
Purchases of property and equipment, net	(686)	(76)

Net cash used in investing activities	(26,438)	(27,870)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	50,377	43,112
Proceeds from stock options exercised	—	48
Proceeds from warrants exercised	—	1,901
Proceeds from debt financing, net of issuance cost	—	4,804
Principal payments on notes payable	(909)	—
Repayment on notes payable	(4,135)	—

Net cash provided by financing activities	45,333	49,865

Increase (decrease) in cash and cash equivalents	(925)	5,486
Cash and cash equivalents, beginning of period	11,609	5,514

Cash and cash equivalents, end of period	$10,684	$11,000

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2012 and 2011

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Restatement

In August 2012, the Company determined that restatements were required to previously reported diluted earnings (loss) per share amounts for the quarterly periods ended March 31, 2012, September 30, 2011 and March 31, 2010 as well as the year ended December 31, 2010. The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 were filed with the Securities and Exchange Commission on August 13, 2012. The restatement had no impact on the Company’s condensed consolidated balance sheet, net income or loss, basic earnings (loss) per share, or the condensed consolidated statement of cash flows or stockholders’ equity for any of the above mentioned periods. For a more detailed explanation of the restatements, please refer to such filings.

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

In June 2011, FASB and the International Accounting Standards Board (“IASB”) issued new guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on the Company’s financial position or results of operations.

In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (for example, equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new accounting pronouncement on January 1, 2012 only impacted the disclosures within the Company’s financial statements, and not its financial position or results of operations.

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

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$3,437	$—	$—	$3,437	$2,869	$—	$—	$2,869
Certificates of deposits	—	—	—	—	—	10,633	—	10,633
Debt securities of U.S. government agencies	—	56,416	—	56,416	—	16,380	—	16,380
Corporate bonds	—	25,893	—	25,893	—	31,684	—	31,684

	$3,437	$82,309	$—	$85,746	$2,869	$58,697	$—	$61,566

Financial liabilities:
Restricted share units	$723	$—	$—	$723	$1,088	$—	$—	$1,088
Warrants	—	—	14,435	14,435	—	—	28,771	28,771

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

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011. The change in fair value of warrants classified in Level 3, in the amount of $(1.0) million and $14.3 million for the three and nine months ended September 30, 2012, respectively, are recorded as other income (expense) in the condensed consolidated statements of net income (loss). A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.

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

The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012
Cash	$5,497	$—	$—	$5,497
Money market funds	3,437	—	—	3,437
Debt securities of U.S. government agencies	56,392	24	—	56,416
Corporate bonds	25,886	7	—	25,893

Total	$91,212	$31	$—	$91,243

As of December 31, 2011
Cash	$4,841	$—	$—	$4,841
Money market funds	2,869	—	—	2,869
Certificates of deposits	10,633	—	—	10,633
Debt securities of U.S. government agencies	16,378	2	—	16,380
Corporate bonds	31,664	20	—	31,684

Total	$66,385	$22	$—	$66,407

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

Notes Payable

The Company utilizes quoted market prices of similar instruments to estimate the fair value of its fixed rate debt, when available. If quoted market prices are not available, the Company uses an approach that reflects the proceeds that it would receive if it were to issue an identical liability as of the measurement date with the same remaining term and the same remaining cash flows. In June 2012, the Company paid off its term loan with General Electric Capital Corporation (GECC).

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6. NOTES PAYABLE

On February 8, 2011, the Company entered into a Loan and Security Agreement with GECC and with the other financial institutions that may become parties to the Loan and Security Agreement (GECC and such other financial institutions together, the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of $5.0 million (the “Term Loan”), subject to the terms and conditions set forth in the Term Loan. On February 8, 2011, the Lenders funded a Term Loan in the principal amount of $5.0 million on a total facility of $12.5 million. The Term Loan accrued interest at a fixed rate of 10.64% per annum and was payable over a 42-month period. In connection with the Term Loan, on February 8, 2011, the Company issued to an affiliate of GECC a warrant to purchase up to an aggregate of 48,701 shares of common stock at an exercise price of $3.08 per share. This warrant, classified as equity, is immediately exercisable and will expire on February 8, 2018.

On June 29, 2012, the Company paid approximately $4.1 million to extinguish the outstanding balance of its term loan with GECC prior to its scheduled maturity. During the nine months ended September 30, 2012, the Company incurred a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt.

The Company allocated the aggregate proceeds of the Term Loan between the warrant and the debt obligations based on their relative fair values. The fair value of the warrant issued to the affiliate of GECC was calculated utilizing the Black-Scholes option-pricing model. The Company amortized the relative fair value of the warrants of $114,447 together with the final payment of $75,000 as a discount through the extinguishment date. As of September 30, 2012, the unamortized Term Loan discount was zero.

Interest expense for the three months ended September 30, 2012 and 2011, all of which related to the Term Loan, was zero and $178,522, respectively. Interest expense for the nine months ended September 30, 2012 and 2011, all of which related to the Term Loan, was $308,745 and $452,912, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of zero and $42,566 for the three months ended September 30, 2012 and 2011, respectively, and $77,504 and $105,635 for the nine months ended September 30, 2012 and 2011, respectively.

7. NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. Basic net loss per share equaled the diluted loss per share for the three months ended September 30, 2012 and the nine months ended September 30, 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.

In August 2012, the Company restated its previously-reported diluted earnings (loss) per share amount for the three months ended September 30, 2011. For a more detailed explanation of the restatement, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on August 13, 2012.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income or loss per share for the three and nine months ending September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$(8,625)	$9,937	$(7,669)	$(31,152)
Adjustments for change in fair value of warrant liability	—	(16,633)	(14,336)	—

Diluted	$(8,625)	$(6,696)	$(22,005)	$(31,152)

Denominator
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	57,186,749	41,928,775	52,564,914	36,527,164
Dilutive effect of warrants	—	2,707,051	1,334,362	—

Diluted	57,186,749	44,635,826	53,899,276	36,527,164

Net income (loss) per share — basic	$(0.15)	$0.24	$(0.15)	$(0.85)

Net income (loss) per share — diluted	$(0.15)	$(0.15)	$(0.41)	$(0.85)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Director and employee stock options	2,482,862	2,080,119	2,482,862	2,080,119
Warrants	5,922,089	48,701	48,701	5,922,089
Non-employee director restricted share units	140,968	231,584	140,968	231,584
Employee stock purchase plan	19,223	23,664	19,223	23,664

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

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of the date hereof.

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

9. WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of September 30, 2012, warrants to purchase a total of 5,922,089 shares of the Company’s common stock were outstanding. No warrants were exercised or expired in the three and nine months ended September 30, 2012. In the three and nine months ended September 30, 2011, warrants totaling 402,101 were exercised, resulting in proceeds to the Company of approximately $1.9 million. In the three and nine months ended September 30, 2011, warrants totaling 544,150 expired.

Equity-classified warrants

Equity-classified warrants consist of warrants issued in connection with a Term Loan with GECC. In February 2011, the Company issued 48,701 warrants to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC. As of September 30, 2012, there were 48,701 outstanding warrants that were classified as equity, which expire February 8, 2018.

Liability-classified warrants

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of September 30, 2012, warrants to purchase 2,691,241 and 3,182,147 shares of the Company’s common stock were outstanding from the May 2009 and September 2010 financings, respectively.

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

	As of September 30, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$5.13	$5.13
Expected dividend rate	0.0%	0.0%
Expected volatility	71.7%	66.7%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.65	3.03

	As of December 31, 2011
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$7.58	$7.58
Expected dividend rate	0.0%	0.0%
Expected volatility	63.4%	80.4%
Risk-free interest rate	0.3%	0.5%
Expected life (in years)	2.40	3.75

The change in fair value of the warrant liability during the three months ended September 30, 2012 was as follows (in thousands):

Warrant liability as of July 1, 2012	$13,463
Change in fair value for the three months ended September 30, 2012	972

Balance as of September 30, 2012	$14,435

The change in fair value of the warrant liability during the nine months ended September 30, 2012 was as follows (in thousands):

Warrant liability as of January 1, 2012	$28,771
Change in fair value for the nine months ended September 30, 2012	(14,336)

Balance as of September 30, 2012	$14,435

The change in fair value of the warrant liability during the three months ended September 30, 2011 was as follows (in thousands):

Warrant liability as of July 1, 2011	$42,464
Change in fair value for the three months ended September 30, 2011	(16,633)
Reclassified to equity upon exercise for the three months ended September 30, 2011	(1,843)

Balance as of September 30, 2011	$23,988

The change in fair value of the warrant liability during the nine months ended September 30, 2011 was as follows (in thousands):

Warrant liability as of January 1, 2011	$12,983
Change in fair value for the nine months ended September 30, 2011	12,848
Reclassified to equity upon exercise for the nine months ended September 30, 2011	(1,843)

Balance as of September 30, 2011	$23,988

Expected volatility is an unobservable input that is inter-related to the market value or price of the Company’s stock, since the calculation for volatility is based on the Company’s historical closing prices. If volatility were to change by 10%, the value of the warrant liability would change by approximately $0.9 million.

10. STOCK-BASED COMPENSATION

Share Option Plan

The Company sponsors a Share Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. In general, options granted under the plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. As of September 30, 2012, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 5,718,675 and 3,235,813 shares of common stock remained available for future grant under the Share Option Plan.

During the three and nine months ended September 30, 2012, the Company granted 75,000 and 100,500 stock options, respectively, and recorded stock compensation expense of $345,447 and $1,017,666, respectively. No stock options were exercised during the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company granted 19,000 and 38,250 stock options, respectively, and recorded stock compensation expense of $231,152 and $772,690, respectively. Zero and 12,708 stock options were exercised during the three and nine months ended September 30, 2011, respectively.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average grant-date fair value for stock options granted	$3.62	$4.20	$3.63	$3.78
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.78%	83.21%	84.62%	82.68%
Risk-free interest rate	0.86%	1.19%	0.90%	1.68%
Expected life of options in years	6	6	6	6

The expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method, which calculates the expected life as the average of the vesting term and the contractual term of the option. The Company’s historical stock option exercise data was impacted by a restructuring of its business in 2008. Because the Company does not have sufficient historical stock option exercise data to accurately estimate the expected term used for its valuation of stock options, the Company continues to use the simplified method to calculate the expected term of new stock option grants. As the Company accumulates more data and history related to the exercises of stock option awards, the Company will reassess its use of the simplified method to determine the expected term.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2012, expense related to this plan was $54,928 and $134,030, respectively. For the three and nine months ended September 30, 2011, expense related to this plan was $51,177 and $100,498, respectively. Under the ESPP, the Company issued zero and 28,591 shares to employees during the three and nine months ended September 30, 2012 and zero and 31,753 shares during the three and nine months ended September 30, 2011. There are 779,006 shares reserved for future issuances under the ESPP as of September 30, 2012.

Restricted Share Unit Plan

The Company also sponsors a Restricted Share Unit Plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of September 30, 2012, 170,898 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any restricted share units (“RSUs”) during the three months ended September 30, 2012 and 2011. The Company granted 40,870 and 22,690 restricted share units during each of the nine month periods ended September 30, 2012 and 2011, both with a fair value of $150,000. Zero and 43,397 shares had been issued upon conversion of RSUs for the three and nine months ended September 30, 2012. Zero and 8,304 shares were issued upon conversion of RSUs for the three and nine months ended September 30, 2011. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.

Pursuant to an October 2011 amendment to the RSU Plan, the Company is required to convert 25% of the shares of common stock of the Company otherwise deliverable in connection with the vesting of any RSU and deliver an amount in cash equal to the fair market value of the shares on the vesting date. The amendment is designed to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. This modification resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the equivalent of the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs resulted in an addition of approximately $0.1 million in stock-based compensation expense for the three months ended September 30, 2012 and a reduction of approximately $0.3 million in stock-based compensation expense for the nine months ended September 30, 2012, which were recorded in general and administrative expenses for the three and nine months ended September 30, 2012, respectively.

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

13. INCOME TAX

Due to projected losses for the year ended December 31, 2012 and the Company’s history of losses, the Company has not recorded an income tax provision for the three or nine months ended September 30, 2012.

14. SUBSEQUENT EVENTS

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

Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials and one Phase 1/2 trial in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase (PI-3K) inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with Sanford Burnham Medical Research Institute. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights. See “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of Stimuvax. In December 2008, we entered into a license agreement with Merck KGaA, which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of Stimuvax were removed and our continuing involvement in the development and manufacturing of Stimuvax ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments remained unchanged and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of Stimuvax ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with Stimuvax and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 9 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing clinical trials for Stimuvax and our small molecule compounds, our ability to obtain development and commercialization partners for our small molecule compounds, Merck KGaA’s success in obtaining regulatory approval for Stimuvax, our success in obtaining regulatory approval for our small molecule compounds and Merck KGaA’s and our respective abilities to establish commercial markets for these drugs.

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

We have incurred substantial losses since our inception. As of September 30, 2012, our accumulated deficit totaled $397.6 million. We incurred net loss of $7.7 million for the nine months ended September 30, 2012 compared to a net loss of $31.2 million for the same period in 2011. The decrease in loss for the nine months ended September 30, 2012 was primarily attributable to the change in the fair value of our warrant liability, which was primarily attributable to the change in the price of our common stock. Such decrease was partially offset by increases in research and development expenses and general and administrative expenses. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date, we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings. In February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In June 2012, we paid approximately $4.1 million to extinguish our term loan prior to its maturity date. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in proceeds of approximately $1.9 million. In April 2012, we completed a financing in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” and “Note 6 — Notes Payable” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

Key Financial Metrics

Revenue

Licensing Revenue from Collaborative and License Agreements. Revenue from collaborative and license agreements consists of (1) up-front cash payments for initial technology access or licensing fees and (2) contingent payments triggered by the occurrence of specified events or other contingencies derived from our collaborative and license agreements. Royalties from the commercial sale of products derived from our collaborative and license agreements are reported as licensing, royalties and other revenue.

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

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee and consultant-related expenses, including salaries, stock-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party supplier expenses. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

Our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our continuing product candidates may be found to be ineffective or cause harmful side effects during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaboration or license agreements with larger third-party pharmaceutical companies to complete the development and commercialization of our small molecule or other product candidates, and it is unknown whether or on what terms we will be able to secure collaboration or license agreements for any candidate. In addition, it is difficult to provide the impact of collaboration or license agreements, if any, on the development of product candidates. Establishing product development relationships with large pharmaceutical companies may or may not accelerate the time to completion or reduce our costs with respect to the development and commercialization of any product candidate.

As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration and completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization and sale of any product candidate. The timeframe for development of any product candidate, associated development costs and the probability of regulatory and commercial success vary widely. As a result, we continually evaluate our product candidates and make determinations as to which programs to pursue and how much funding to direct to specific candidates. These determinations are typically made based on consideration of numerous factors, including our evaluation of scientific and clinical trial data and an ongoing assessment of the product candidate’s commercial prospects. We anticipate that we will continue to develop our portfolio of product candidates, which will increase our research and development expense in future periods. We do not expect any of our current candidates to be commercially available before 2013, if at all.

General and Administrative. General and administrative expense consists principally of salaries, benefits, stock-based compensation expense and related costs for personnel in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, accounting services and allocation of our facility costs, which includes depreciation and amortization.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt in June 2012.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011

The following table sets forth selected consolidated statements of net income (loss) data for each of the periods indicated.

Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)		(In millions, except per share amounts)
Revenue	$—	$—	$—	$0.1
Operating expenses	(7.6)	(6.4)	(21.5)	(18.3)
Other income (expenses), net	—	(0.3)	(0.5)	(0.2)
Change in fair value of warrant liability — income (loss)	(1.0)	16.6	14.3	(12.8)

Net income (loss)	$(8.6)	$9.9	$(7.7)	$(31.2)

Net income (loss) per share — basic	(0.15)	0.24	(0.15)	(0.85)
Net income (loss) per share — diluted	(0.15)	(0.15)	(0.41)	(0.85)

As discussed in more detail below, the increase in our net loss for the three months ended September 30, 2012 compared to net income for the three months ended September 30, 2011 was primarily due to $16.6 million of income from the change in fair value of warrant liability from the prior year compared to a $1.0 million loss in the current period. In addition, the increase in our net loss was also due to increases in research and development expenses primarily related to the development of PX-866 and increases in general and administrative expenses. The decrease in net loss for the nine months ended September 30, 2012 compared to net loss for the nine months ended September 30, 2011 was primarily due to $14.3 million of income from the change in fair value of our warrant liability during the nine months ended September 30, 2012 compared to a $12.8 million loss in the prior period, partially offset by the increases in research and development expenses, primarily due to development of PX-866 and increases in general and administrative expenses.

Income or losses associated with the change in fair value of the warrant liability are the result of increases or decreases in the fair value of the warrants as recorded on the Condensed Consolidated Balance Sheets. Changes in the fair value of the warrants are primarily attributable to increases and decreases in our stock price for the three and nine months ended September 30, 2012 as compared to the prior year period, respectively.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Licensing revenues from collaborative and license agreements	$—	$—	$—	$0.1

We did not recognize any revenue for the three and nine months ended September 30, 2012 or the three months ended September 30, 2011. During the nine months ended September 30, 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue from the license of Stimuvax until the submission, if any, by Merck KGaA, of the biologics license application, or BLA, for the first indication, which would trigger a contingent payment from them to us under the 2008 license agreement.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Research and development	$5.8	$5.4	$16.3	$13.8

Research and development expenses increased by $0.4 million, or 7.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, principally due to higher clinical trial expenses of $1.6 million related to the development of PX-866 and increased salaries and benefits of $0.3 million due to increased headcount. The increase was partially offset by lower license fees of $1.5 million due to a license payment to SBMRI in the prior year. See the section captioned “Note 12 Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

Research and development expenses increased by $2.5 million, or 18.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, principally due to higher clinical trial expenses of $4.4 million due to greater activity related to the development of PX-866 and increased salaries and benefits of $1.1 million due to increased headcount. The increase was partially offset by lower manufacturing development and preclinical expense of $1.4 million and lower license fees of $1.6 million principally due to a license payment of $1.5 million to SBMRI in the prior year. See the section captioned “Note 12 Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

We expect research and development costs to increase from current levels in the remainder of 2012.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
General and administrative	$1.9	$1.1	$5.2	$4.5

The $0.8 million, or 72.7%, increase in general and administrative expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was principally due to a $0.5 million increase in professional fees related to patents and regulatory compliance, a $0.2 million increase in salaries and benefits expense due to increased headcount and a $0.1 million increase in expense related to the compensation of our directors.

The $0.7 million, or 15.6%, increase in general and administrative expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was attributable to a $0.6 million increase in professional fees principally related to patents and regulatory compliance, a $0.3 million increase in salaries and benefits expense due to increased headcount and a $0.1 million increase in insurance. The increase was offset in part by a $0.3 million decrease in expense related to the compensation of our directors principally related to the change in fair value of outstanding RSUs held by our directors.

In October 2011, an amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award. For more information, see “Note 8 — Stock-based Compensation” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

We expect general and administrative expenses to decrease from current levels in the remainder of 2012; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

Investment and other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Investment and other income (expense), net	$—	$(0.1)	$0.1	$0.3

Net investment and other expense decreased by $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to higher invested balances.

Net investment and other income decreased by $0.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the derecognition of notes payable of $0.2 million in 2011, that were assumed in connection with the acquisition of ProlX and which we are no longer required to repay. For more information, see “Note 6 Note payable — Notes payable assumed in connection with the acquisition of ProlX” of the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Interest expense	$—	$0.2	$0.3	$0.5

The $0.2 million, or 100.0% decrease in interest expense, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and the $0.2 million, or 40.0% decrease in interest expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was attributable to pay off the outstanding balance of our term loan with GECC prior to its scheduled maturity in June 2012.

The interest expense included cash interest payment and non-cash amortization of debt issuance costs and debt discount associated with a term loan entered into with GECC in February 2011. For more information, see “Note 6 — Notes payable” to the unaudited financial statements included in this report.

Loss on early extinguishment of debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Loss on early extinguishment of debt	$—	$—	$0.3	$—

Loss on early extinguishment of debt was zero and $0.3 million for the three and nine months ended September 30, 2012, and zero during the three and nine months ended September 30, 2011.

On June 29, 2012, we paid approximately $4.1 million to pay off the outstanding balance of our term loan with GECC prior to its scheduled maturity. We recorded a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off unamortized deferred financing costs and unamortized debt discount and legal expenses related to the extinguishment of debt.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Change in fair value of warrant liability — income (expense)	$(1.0)	$16.6	$14.3	$(12.8)

The $1.0 million expense and $14.3 million income recorded in the three and nine months ended September 30, 2012, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable principally to the change in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 9 — Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $10.7 million, short-term investments of $68.5 million and long-term investments of $12.1 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S. government agencies, corporate bonds and certificates of deposit insured by the Federal Deposit Insurance Corporation with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S. government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $10.7 million as of September 30, 2012 compared to $11.6 million as of December 31, 2011, a decrease of $0.9 million, or 7.8%. The decrease was primarily attributable to cash used to fund our operations of $19.8 million, net purchase of investments of $25.8 million, principal payments of $0.9 million on notes payable, repayment of $4.1 million to GECC to extinguish the term loan and purchase of equipment in the amount of $0.7 million. Such decrease was partially offset by net proceeds of $50.3 million from our April 2012 underwritten public offering of common stock.

As of September 30, 2012, our working capital (defined as current assets less current liabilities) was $76.7 million compared to $60.1 million as of December 31, 2011, an increase of $16.6 million, or 27.6%. The increase in working capital was primarily attributable to an increase in short-term investments of $16.2 million (as a result of the application of the net proceeds of our April 2012 underwritten public offering of common stock).

On February 8, 2011, we entered into a Loan and Security Agreement with GECC, pursuant to which GECC extended to us a term loan with an aggregate principal amount of $5.0 million. The proceeds from the term loan, after payment of lender fees and expenses, were approximately $4.8 million. In June 2012, we paid approximately $4.1 million to extinguish the loan prior to its scheduled maturity. See “Note 6 — Notes payable” to the unaudited financial statements included in this report for additional information regarding the loan agreement.

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

Cash Flows from Operating Activities

Cash used by operating activities of $19.8 million for the nine months ended September 30, 2012, an increase of $3.3 million compared to $16.5 million of cash used by operating activities for the nine months ended September 30, 2011, was primarily due to an increase in research and development expenses related to the greater activity in the development of PX-866 and an increase in general and administrative expenses.

Cash Flows from Investing Activities

We had cash outflows of $26.4 million from investing activities for the nine months ended September 30, 2012, compared to cash outflows from investing activities of $27.9 for the nine months ended September 30, 2011. This change was attributable primarily to decreased net purchases of investments, partly offset by increased expenditures on capital assets during the nine months ended September 30, 2012.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $45.3 million, which consisted primarily of proceeds received pursuant to our April 2012 common stock offering which generated net proceeds of approximately $50.3 million. The proceeds from this offering were partially offset by principal payments made on the GECC term loan during the six month period ending June 30, 2012 and the repayment of the GECC term loan of $4.1 million in June 2012.

For the nine months ended September 30, 2011, cash provided by financing activities was $49.9 million, which consisted of proceeds received pursuant to our May 2011 equity financing, our loan agreement with GECC and warrants exercised. On May 4, 2011, we closed an underwritten public offering of 11,500,000 shares of our common stock which generated net proceeds of approximately $43.1 million. The net proceeds from our initial term loan with GECC was $4.8 million. In July and August, 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in proceeds of approximately $1.9 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$3,786	$588	$1,204	$1,236	$758

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715 increasing to $52,259 in 2018. We also have entered into operating lease obligations through June 2017 for certain office equipment.

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2012, we believe that our exposure related to these guarantees and indemnification obligations is not material.

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

In June 2011, the FASB issued new guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these standards using the two separate but consecutive approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on our financial position or results of operations.

In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (for example, equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new accounting pronouncement on January 1, 2012 only impacted the disclosures within our financial statements, and not our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $91.2 million and $66.4 million as of September 30, 2012 and December 31, 2011, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended September 30, 2012, would result in a decline in investment income of approximately $59,120 for that same period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control specifically as it relates to adequately designed controls to ensure the appropriate accounting for and disclosure of diluted earnings (loss) per share in accordance with U.S. GAAP. This lack of adequate control and an adequate risk assessment process resulted in our failure to identify and apply appropriate accounting guidance to the calculation of diluted earnings per share (See Item 9A —Controls and Procedures — Management’s Report on Internal Control over Financial Reporting of our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on August 13, 2012.) Despite the existence of this material weakness, the Company believes that the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended September 30, 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weakness in our internal controls noted in our Annual Report on Form 10-K/A filed with the SEC on August 13, 2012, management presented a remediation plan to our audit committee concerning our internal controls over financial reporting on September 6, 2012. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, which includes increasing reliance on outside consultants. Any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Subject to oversight by our board of directors, our chief executive officer is responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.

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

Our lead product candidate, Stimuvax, is being evaluated in Phase 3 clinical trials for the treatment of non-small cell lung cancer, or NSCLC. Stimuvax will require the successful completion of the ongoing NSCLC trials and possibly other clinical trials before submission of a biologic license application, or BLA, or its foreign equivalent for approval. This process can take many years and require the expenditure of substantial resources. Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of Stimuvax. We cannot assure you that Merck KGaA will continue to advance the development and commercialization of Stimuvax as quickly as would be optimal for our stockholders. In addition, Merck KGaA has the right to terminate the 2008 license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of Stimuvax that would materially and adversely affect Stimuvax’s medical, economic or competitive viability. Clinical trials involving the number of sites and patients required for U.S. Food and Drug Administration, or FDA, approval of Stimuvax may not be successfully completed. If these clinical trials fail to demonstrate that Stimuvax is safe and effective, it will not receive regulatory approval. Even if Stimuvax receives regulatory approval, it may never be successfully commercialized. If Stimuvax does not receive regulatory approval or is not successfully commercialized, or if Merck KGaA were to terminate the 2008 license agreement, we may not be able to generate revenue, become profitable or continue our operations. Any failure of Stimuvax to receive regulatory approval or be successfully commercialized would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future As of September 30, 2012, our accumulated deficit was approximately $397.6 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Under our license agreement with Merck KGaA for our lead product candidate, Stimuvax, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of Stimuvax and the costs associated with such development, manufacture and commercialization. Any future payments, including royalties to us, will depend on the extent to which Merck KGaA advances Stimuvax through development and commercialization. Merck KGaA has the right to terminate the 2008 license agreement, upon 30 days’ written notice, if, in Merck KGaA’s reasonable judgment, Merck KGaA determines that there are issues concerning the safety or efficacy of Stimuvax which materially adversely affect Stimuvax’s medical, economic or competitive viability; provided that if we do not agree with such determination, we have the right to cause the matter to be submitted to binding arbitration. Our ability to receive any significant revenue from Stimuvax is dependent on the efforts of Merck KGaA. If Merck KGaA fails to fulfill its obligations under the 2008 license agreement, we would need to obtain the capital necessary to fund the development and commercialization of Stimuvax or enter into alternative arrangements with a third party. We could also become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of Stimuvax and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing Stimuvax would be materially and adversely affected.

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

We may encounter delays if we, any collaboration partners or Merck KGaA are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues.

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

As of September 30, 2012, we owned approximately 11 U.S. patents and 15 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 10 U.S. patents and eight U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

Small Molecule Products. We have two small molecule programs in development; PX-866 and ONT-701. PX-866 is an inhibitor of phosphoinositide 3-kinase (PI3K). We are aware of several companies that have entered clinical trials with competing compounds targeting the same protein. Among those are compounds being developed by Novartis (Phase 1/2), Roche/Genentech (Phase 2), Bayer (Phase 1), Semafore (Phase 1), Sanofi-Aventis (Phase 2), Chugai (Phase 1), Infinity (Phase 1), Intellikine (Phase 1), GlaxoSmithKline (Phase 1/2) and Gilead Sciences, Inc. (Phase 3). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete. ONT-701 is a small molecule inhibitor of the Bcl-2 anti-apoptotic protein family. We are aware of several companies that are developing competing drugs that target the same family, including Teva (Phase 2), Ascenta (Phase 2) and Abbott/Roche (Phase 1). There are also several approved targeted therapies for cancer and in development against which ONT-701 might compete.

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

In addition, we may become the subject of private or government actions regarding the financial restatement discussed in “Note 2 — Basis of presentation” Any such actions or related litigation may be time consuming, expensive and disruptive to normal business operations, and the outcome of such actions or litigation would be difficult to predict. Compliance with governmental actions or defense of any litigation could result in significant expenditures and the diversion of our management’s time and attention from our operations, which could impede our business.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of September 30, 2012, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,241 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of net income (loss). The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of net income (loss). Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number		Description

31.1		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#		Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#		Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Pursuant to applicable securities laws and regulations, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: November 7, 2012	/s/ Robert L. Kirkman
Robert L. Kirkman
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2012	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Pursuant to applicable securities laws and regulations, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.