Form 10-K
period 2012-12-31
Oncothyreon Inc.
filed 2013-03-14
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-33882

ONCOTHYREON INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2601 Fourth Ave, Suite 500 Seattle, Washington	98121 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $216 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 57,216,237 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ONCOTHYREON INC.

ANNUAL REPORT ON FORM 10 K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

-i-

PART I

ITEM 1.	Business

This annual report on Form 10-K, including Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other materials accompanying this annual report on Form 10-K, contain forward-looking statements or incorporate by reference forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

All forward-looking statements are based on information available to us on the date of this annual report and we will not update any of the forward-looking statements after the date of this annual report, except as required by law. Our actual results could differ materially from those discussed in this annual report. The forward-looking statements contained in this annual report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A, “Risk Factors” of this annual report.

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

Our lead cancer vaccine product candidate, L-BLP25 (formerly known as Stimuvax), is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of L-BLP25. In December 2012, Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA also announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups. Merck KGaA has stated that they are consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. The ongoing clinical program of L-BLP25 that includes studies in the Asia Pacific region is continuing pending discussion with relevant regulatory agencies. We have also initiated a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. In addition to our vaccine product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others, including the novel vaccine adjuvant PET-Lipid A.

We are also developing novel targeted small molecules for treatment of cancer. Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials in a variety of cancer indications with results expected in 2013. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase, or PI-3-kinase inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with Sanford Burnham Medical Research Institute or SBMRI. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights.

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

Advance Our Product Pipeline.    Our primary focus is advancing our pipeline of product candidates: L-BLP25, PX-866 and ONT-10, which are in clinical trials, and ONT-701, which is in pre-clinical development, on our own or with partners. To that end, we maintain and are building internal expertise in our development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

Establish and Maintain Strategic Collaborations to Advance our Product Pipeline.    Our strategy is to enter into collaborations or license arrangements at appropriate stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can supplement our own internal expertise in areas such as clinical trials and manufacturing, as well as provide us with access to our collaborators’

and/or licensees’ marketing, sales and distribution capabilities. For example, in 2001 we initiated a collaboration with Merck KGaA to pursue joint global product research, clinical development and commercialization of L-BLP25. That collaboration evolved over time and in December 2008, the collaboration arrangement with Merck KGaA was replaced with a license agreement, pursuant to which Merck KGaA has sole responsibility for the clinical development, manufacture and commercialization of L-BLP25. All development costs for L-BLP25 have been borne exclusively by Merck KGaA since March 1, 2006, with the exception of manufacturing process development costs, which Merck KGaA also assumed beginning on December 18, 2008. We have no further performance obligations under our arrangement with Merck KGaA and will potentially receive cash payments upon the occurrence of certain events and royalties based on net sales. The opportunity to realize such payments is dependent upon Merck KGaA’s decisions regarding potential next steps with L-BLP25.

Selectively License our Technologies.    As a result of our experience in cancer vaccine development, we have acquired and developed unique technologies that are available for license. For example, we have developed a fully synthetic toll-like receptor 4 agonist called PET-lipid A, which we believe to be useful as a vaccine adjuvant.

Acquire or In-license Attractive Product Candidates and Technologies.    In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to acquire or in-license from biotechnology and pharmaceutical companies and academic institutions. For example, we acquired ProlX in 2006 and we in-licensed ONT-701 from the SBMRI in 2011. We plan to continue supplementing our internal development programs through strategic acquisition or in-licensing transactions.

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage
L-BLP25	Vaccine	Non-small cell lung cancer	Phase 3
PX-866	Small Molecule	To be determined	Phase 2
ONT-10	Vaccine	To be determined	Phase 1
ONT-701	Small Molecule	To be determined	Preclinical

In the table above, under the heading “Development Stage,” “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; “Phase 1” indicates initial clinical testing of safety, dosage tolerance, pharmacokinetics and pharmacodynamics and “Preclinical” indicates the program has not yet entered human clinical trials.

Vaccine Products

General

The immunotherapeutic or cancer “vaccine” approach is based on the concept that tumors possess distinct antigens, like the Mucin 1, or MUC1, antigen incorporated in our L-BLP25 and ONT-10 vaccines, which should be recognized by the body’s immune system. Immunotherapy is designed to stimulate an individual’s immune system to recognize cancer cells and control the growth and spread of cancers in order to increase the survival of cancer patients.

L-BLP25 (formerly known as Stimuvax)

Our lead product candidate currently under clinical development is a vaccine we call L-BLP25. L-BLP25 incorporates a 25 amino acid sequence of the cancer antigen MUC1, in a liposomal formulation. L-BLP25 is designed to induce an immune response to destroy cancer cells that express MUC1, a protein antigen widely expressed on many common cancers, such as lung cancer, breast cancer and colorectal cancer. L-BLP25 is thought to work by stimulating the body’s immune system to identify and destroy cancer cells expressing MUC1. L-BLP25 is being evaluated for the treatment of NSCLC.

Lung Cancer.    Lung cancer is the leading cause of cancer death for both men and women. More people die of lung cancer than of colon, breast and prostate cancers combined. According to a report of the World Health Organization, lung cancer (both non-small cell and small cell type) affects more than 1.2 million patients a year, with around 1.1 million deaths annually and around 500,000 in the United States, Europe and Japan. About 85% of all lung cancers are of the non-small cell type. Further, only about 15% of people diagnosed with NSCLC survive this disease after five years. For most patients with NSCLC, current treatments provide limited success.

According to a 2010 Global Data report, the NSCLC market was estimated to exceed $4.0 billion. There are currently no therapeutic vaccines approved for the treatment of NSCLC. We believe therapeutic vaccines have the potential to substantially enlarge the NSCLC market, both because of their novel mechanism of action and their expected safety profile. L-BLP25 is currently being developed as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy.

Stage I-IIIa NSCLC patients are generally treated with surgery and radiation, while Stage IIIb-IV patients are inoperable and generally treated with chemotherapy, radiation and palliative care. The market is currently driven by the use of several drug classes, namely chemotherapeutic agents (taxanes and cytotoxics) and targeted therapies (Iressa, Nexavar, Sutent, Tarceva and Avastin). There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. L-BLP25 has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication.

Clinical Results and Status.    In December 2012, Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. START was a randomized, multicenter, double-blind, placebo-controlled trial initiated in January 2007 that assessed the efficacy, safety and tolerability of L-BLP25 in patients with unresectable stage III NSCLC who achieved a response or stable disease after chemoradiotherapy. Patients were randomized to receive either a single low dose of cyclophosphamide followed by L-BLP25 (weekly injections for eight weeks followed by injections every six-weeks until progression) plus best supportive care, or BSC or placebo plus BSC. More than 1,500 patients from 33 countries were recruited into the START trial.

Despite not meeting the primary endpoint, Merck KGaA has indicated that notable treatment effects were seen for L-BLP25 in certain subgroups. We believe that Merck KGaA is conducting further analyses of the data from the START trial to explore the potential benefit-risk profile of L-BLP25 in certain populations. In addition, we believe that Merck KGaA is consulting with external scientific advisors and regulatory authorities about potential next steps for the development of L-BLP25.

Patient safety in the START trial was monitored frequently by an independent data monitoring committee and no new or unexpected safety concerns were noted for the study. In prior clinical studies, the most frequently reported adverse events included injection site reactions, flu-like symptoms, nausea, cough, fatigue and dyspnea.

Merck KGaA has indicated that other ongoing studies of L-BLP25 will continue pending discussions with the relevant regulatory authorities. These studies include an additional Phase 3 trial of L-BLP25 in NSCLC being conducted in Asia, referred to as the INSPIRE study. The INSPIRE study is a Phase III, multi-center, randomized, double-blind, placebo-controlled clinical trial initiated in December 2009 designed to evaluate the efficacy, safety and tolerability of L-BLP25 in patients of Asian heritage suffering from unresectable, stage IIIA or IIIB NSCLC who have had a response or stable disease after at least two cycles of platinum-based chemoradiotherapy. The design of the INSPIRE study is almost identical to the START study. INSPIRE will enroll approximately 420 unresectable, stage III NSCLC patients across China, Hong Kong, Korea, Singapore and Taiwan. Merck KGaA is also conducting a Phase 2 trial of L-BLP25 in patients with NSCLC in Japan.

On March 23, 2010, we announced that Merck suspended the clinical development program for L-BLP25 as the result of a suspected unexpected serious adverse event reaction in a patient with multiple myeloma participating in an exploratory clinical trial. The exploratory trial was designed to investigate the mechanism of action of L-BLP25 and the effect of cyclophosphamide on regulatory T cells which may affect the response to the therapeutic vaccine. The adverse event occurred in a patient receiving a more intensive cyclophosphamide regimen than is utilized in the Phase 3 clinical program for L-BLP25. The patient developed an encephalitis, or inflammation of the brain, of unknown cause, and subsequently died of such condition. This suspension was a precautionary measure while investigation of the cause of this adverse event was conducted. In June 2010, the FDA lifted the clinical hold on the NSCLC trials. The suspension affected the Phase 3 clinical program for L-BLP25 in NSCLC. For example, patients enrolled in the START trial were unable to receive L-BLP25 during the duration of the suspension.

ONT-10 Liposome Vaccine Product Candidate

We have developed a completely synthetic MUC1-based liposomal glycolipopeptide cancer vaccine, ONT-10, for potential use in several cancer indications, including breast, thyroid, colon, stomach, pancreas, ovarian and prostate, as well as certain types of lung cancer. The ONT-10 glycolipopeptide combines carbohydrate and peptide determinates in a multi-epitopic vaccine that evokes both cellular and humoral immune responses against major cancer-associated epitopes expressed on adenocarcinomas. ONT-10 is our first completely synthetic vaccine candidate. ONT-10 includes our proprietary liposomal delivery technology.

We initiated a Phase 1 clinical trial of ONT-10 in March 2012. The Phase 1 trial of ONT-10 consists of two parts. Part 1 will study a dose escalation schedule in up to 48 patients to determine the maximally tolerated and/or recommended dose of ONT-10 administered either once every other week or once every week over an 8 week period. Part 2 will further investigate the safety of ONT-10 at the maximally tolerated or recommended dose in up to 15 additional patients at the weekly and/or biweekly schedule. The ability of ONT-10 to induce both a humoral and a cellular immune response will be investigated in both parts of the study.

We currently expect to complete Part 1 of the Phase 1 trial of ONT-10 in 2013. Because both ONT-10 and L-BLP25 are targeted at the MUC1 antigen, we currently expect that the further development of ONT-10 will depend, in part, on the results of further analysis of results from the START trial. We currently own all rights to ONT-10. As discussed in the section captioned, “— Our Strategic Collaboration with Merck KGaA,” if we intend to license the development or marketing rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such license rights.

PET Lipid-A Vaccine Adjuvant Product Candidate

We have developed a proprietary synthetic lipid-A analog, PET lipid-A, a toll like receptor 4 (TLR4) agonist. PET lipid-A has been produced under current Good Manufacturing Practices, or cGMP, conditions as an adjuvant for vaccine formulations for clinical trials and is a component of our vaccine candidate, ONT-10. We also have other effective lipid-A analogs available for our own use and for evaluation by our licensing partners. Our synthetic lipid analogs provide strong innate immune stimulation. These synthetic structures are easy to formulate and manufacture. We are seeking new collaborations to discover novel applications of these molecules as stand-alone therapeutics and as synergistic adjuvants for antibiotic and antiviral vaccines.

Small Molecule Drugs

General

On October 30, 2006, we acquired ProlX Pharmaceuticals Corporation, or ProlX, of Tucson, Arizona, a privately held biopharmaceutical company focused on the development of novel targeted small molecules for the treatment of cancer. We are currently developing PX-866, which we obtained as a part of the ProlX acquisition. We continue to evaluate new opportunities to acquire or in-license additional small molecule compounds designed to inhibit the activity of specific cancer-related proteins. We believe this approach gives us multiple opportunities for successful clinical development while diversifying risk.

PX-866

PX-866 is an inhibitor of the PI-3-kinase PTEN/Akt pathway, an important survival signaling pathway that is activated in many types of human cancer. PI-3-kinase is over expressed in a number of human cancers, especially ovarian, colon, head and neck, urinary tract and cervical cancers, where it leads to increased proliferation and inhibition of apoptosis, or programmed cell death. The PI-3-kinase inhibitor PX-866 induces prolonged inhibition of tumor PI-3-kinase signaling following both oral and intravenous administration and has been shown to have good in vivo anti-tumor activity in human ovarian and lung cancer, as well as intracranial glioblastoma, tumor models. PX-866 may potentiate the anti-tumor activity of other cancer therapeutics and radiation.

We have completed a Phase 1 trial of PX-866 in patients with advanced metastatic cancer which evaluated both an intermittent and a continuous dosing schedule of PX-866. Based on the results in this open label trial, we initiated two Phase 1/2 trials of PX-866 in combination with other agents in 2010. We have completed the Phase 1 portions of both trials, and we initiated the randomized Phase 2 portions in 2011. The first trial is examining PX-866 in combination with docetaxel (Taxotere) versus docetaxel alone in patients with either NSCLC or locally advanced, recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). The NSCLC arm of this trial has completed enrollment, with data currently expected in the first half of 2013. The SCCHN arm is currently expected to complete enrollment in the first half of 2013, with data currently expected late in 2013. The second trial is randomizing patients to cetuximab (Erbitux) with or without PX-866 and will include patients with either SCCHN or colorectal cancer. The SCCHN arm of this trial is currently expected to complete enrollment in the first half of 2013, with data currently expected late in 2013. The colorectal arm of this trial has completed enrollment, with data currently expected in mid-2013. We also initiated two Phase 2 trials of PX-866 as a single agent in 2011, one in patients with glioblastoma and the other in patients with castration-resistant metastatic prostate cancer. These single agent trials are being conducted by the National Cancer Institute of Canada Clinical Trials Group. Data from both Phase 2 single arm trials is currently expected in mid-2013. We also initiated a Phase 1/2 trial of PX-866 in combination with vemurafinib (Zelboraf®) in 2012. Vemurafenib is a kinase inhibitor indicated for the treatment of unresectable or metastatic melanoma with the BRAFV600E mutation.

Market Opportunity for Targeted Small Molecules

The market for targeted cancer drugs, both small molecules and biologic agents, is expanding rapidly, with the approval of such agents as Gleevec, Herceptin, Tarceva, Nexavar, Sutent and Avastin. For example, Roche Group reported aggregate world-wide sales for Herceptin, Tarceva and Avastin of $14.1 billion in 2012. Our small molecule compounds are highly targeted agents directed at proteins found in many types of cancer cells. Therefore, we believe that these product candidates could potentially be useful for many different oncology indications that address large markets.

Our Strategic Collaboration with Merck KGaA

In May 2001, we and Merck KGaA entered into a collaborative arrangement to pursue joint global product research, clinical development and commercialization for our then two most advanced product candidates, L-BLP25 vaccine and Theratope vaccine. The collaboration covered the entire field of oncology for these two product candidates and was documented in collaboration and supply agreements, which we refer to as the 2001 agreements. In addition to granting the license with respect to certain rights to develop and commercialize the product candidates, the parties agreed to collaborate in substantially all aspects of clinical development and commercialization and we agreed to manufacture the clinical and commercial supply of the product candidates. In 2004, following the failure of Theratope in a Phase 3 clinical trial, Merck KGaA returned all rights to Theratope to us. Development of Theratope was subsequently discontinued and we do not currently plan further clinical development. Following the discontinuation of Theratope development efforts, we continued to collaborate with Merck KGaA with respect to the development of L-BLP25, pursuant to the terms of the 2001 agreements.

In January 2006, we and Merck KGaA entered into a binding letter of intent, pursuant to which the 2001 agreements were amended and we and Merck KGaA agreed to negotiate in good faith to amend and restate the 2001 agreements. Pursuant to the letter of intent, in addition to the rights granted to Merck KGaA under the 2001 agreements, we granted to Merck KGaA additional rights with respect to the clinical development and commercialization of L-BLP25 in the United States and, subject to certain conditions, the right to act as a secondary manufacturer of L-BLP25.

In August 2007, we amended and restated the collaboration and supply agreements with Merck KGaA, which restructured the 2001 agreements and formalized the terms of the 2006 letter of intent. Pursuant to the 2007 agreements, Merck KGaA assumed world-wide responsibility for the clinical development and commercialization of L-BLP25, while we retained responsibility for manufacturing process development and manufacturing the clinical and commercial supply of L-BLP25.

In December 2008, we entered into a license agreement which replaced the 2007 agreements. Under the 2008 license agreement, (1) we licensed to Merck KGaA the exclusive right to manufacture L-BLP25 (in addition to the previously licensed rights) and the right to sublicense to other persons all rights licensed to Merck KGaA by us, (2) we transferred certain manufacturing know-how, (3) we agreed not to develop any product, other than ONT-10, that is competitive with L-BLP25 and (4) if we intend to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights.

Upon the execution of the 2008 license agreement and asset purchase agreement described below, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacturing process for L-BLP25 were removed and continuing involvement by us in the development and manufacturing of L-BLP25 ceased (although we continue to be entitled to certain information rights with respect to clinical testing, development and manufacture of L-BLP25).

In return for the license of manufacturing rights and transfer of manufacturing know-how under the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. In addition, under the 2008 license agreement we may receive additional future cash payments of up to $90 million (which figure excludes the final $2.0 million manufacturing process transfer payment received on December 31, 2009, pursuant to the terms of the 2008 license agreement and $19.8 million received prior to the execution of the 2008 license agreement pursuant to the terms of the predecessor agreements), for biologics license application, or BLA, submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for sales milestones. We understand Merck KGaA plans to investigate the use of L-BLP25 in multiple types of cancer. We will receive a royalty based on certain net sales thresholds, ranging from a percentage in the mid-teens to the high single digits, depending on the territory in which the net sales occur. The royalty rate is higher in North America than in the rest of the world in return for our relinquishing our prior co-promotion interest in U.S. and Canadian sales.

In connection with the entry into the 2008 license agreement, we also entered into an asset purchase agreement, pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, L-BLP25, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of L-BLP25 and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by Merck KGaA pursuant to the terms of the asset purchase agreement consisted of approximately $2.5 million, for aggregate consideration payable to us in connection with the 2008 license agreement and the asset purchase agreement of approximately $13.0 million.

License Agreements

We have in-licensed targets and intellectual property from academic institutions for use in our pipeline programs, including the following:

Cancer Research Technology Limited.    In 1991, we acquired from Cancer Research Technology Limited, or CRTL, of London, England an exclusive world-wide license of CRTL’s rights to the Mucin 1 peptide antigen, or MUC1, found on human breast, ovarian, colon and pancreatic cancer and other types of solid tumor cells for uses in the treatment and diagnosis of cancer. MUC1 is incorporated in our L-BLP25 and ONT-10 vaccines. This license agreement was amended and restated in November 2000. Under the terms of the amended and restated agreement, we are required to pay royalties on net sales of products covered by issued patents licensed from CRTL. Based on these issued patents, we would be required to pay a royalty on U.S. sales of L-BLP25 in the mid single digits until expiry of these patents in the United States, which is currently anticipated to be 2018. We are also required to pay certain royalties on sublicense revenue received by us ranging from a percentage in the mid to high single digits. These sublicense royalties will be credited against minimum sublicense royalty payments of $0.75 million made by us in 2001. To date, we have utilized approximately $0.68 million of these credits.

University of Alberta.    In 2001, we entered into an exclusive license with the University of Alberta for certain patents relating to uses of liposomal cancer vaccines of MUC1, and an adjuvant, lipid A, for vaccine formulations which we use in L-BLP25. Under the terms of this agreement, we have made payments of CDN $0.2 million, and are required to make progress-dependent milestone payments of up to CDN $0.3 million and to pay royalties at a fraction of a percent on net sales of products covered by issued patents licensed from the University of Alberta. Based on these issued patents, this royalty would be due on sales of L-BLP25 in the U.S. until as late as January 1, 2018.

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

Sanford-Burnham Medical Research Institute.    In September 2011, we entered into an exclusive, worldwide license agreement with SBMRI for certain intellectual property related to SBMRI’s small molecule program based on ONT-701 and related compounds. ONT-701 is a pan-inhibitor of the Bcl-2 family of anti-apoptotic proteins and is currently in pre-clinical development. Under the terms of this agreement, we made a payment of $1.5 million to SBMRI, which was recorded as part of research and development expense. In addition, we may be required to make milestone payments of up to approximately $26 million upon the occurrence of certain clinical development and regulatory milestones and up to $25 million based on certain net sales targets. We would be required to pay a royalty in the low to mid single digits on net sales of licensed products. In addition, if we generate income other than royalties on sales of licensed products from a sublicense of any of the licensed rights, we must pay SBMRI a portion of certain income received from the sublicensee at a rate between mid single digits and 30%, depending on stage of the clinical development of the rights when the sublicense is granted. Unless earlier terminated in accordance with the license agreement, the agreement shall terminate on a country-by-country basis upon the later of (1) 10 years after the first commercial sale of the first licensed product and (2) the expiration of the last-to-expire patent within the licensed patents.

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2012, we owned approximately 29 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to 21 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications.

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

Our clinical product candidates are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates will expire over the following time frames:

Product Candidate	Expiration of U.S. Patent Protection
L-BLP25	2018 (patent) – 2029 (patent application)
PX - 866	2022 (patent) – 2033 (patent application)
ONT - 10	2023 (patent) – 2032 (patent, application)
ONT - 701	2028 (patent) – 2030 (patent, application)

In addition, our composition of matter patents for L-BLP25 and PX-866 will expire in 2018 and 2022, respectively, and our composition of matter patents, for ONT-10 and ONT-701 will expire in 2032 and 2028, respectively. We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Manufacturing

We currently outsource the manufacturing of drug substances and drug products for all of our products in clinical development. This arrangement allows us to use contract manufacturers that already have extensive cGMP manufacturing experience. We have a staff with experience in the management of contract manufacturing and the development of efficient commercial manufacturing processes for our products. We currently intend to outsource the supply of all our commercial products.

As discussed above under the caption, “ — Our Strategic Collaboration with Merck KGaA,” in December 2008, we entered into a license agreement with Merck KGaA pursuant to which we licensed to Merck KGaA the exclusive right to manufacture L-BLP25. Prior to the entry into the 2008 license agreement, we were responsible for the manufacture of L-BLP25 and Merck KGaA purchased L-BLP25 and placebo from us for use in clinical trials in accordance with our arrangement with them. Concurrently with the entry into the 2008 license agreement, we also entered into an asset purchase agreement pursuant to which we sold to Merck KGaA our remaining inventory of both L-BLP25 and placebo. The manufacture of L-BLP25 is outsourced pursuant to agreements with Baxter International Inc., or Baxter (for the manufacture of L-BLP25) and Corixa Corporation, or Corixa, a subsidiary of GlaxoSmithKline plc, or GlaxoSmithKline, (for the manufacture of the adjuvant used in L-BLP25). These agreements were assigned to Merck KGaA in accordance with the terms of the asset purchase agreement. The Corixa agreement includes royalty payments payable to Corixa, which Merck KGaA is responsible for paying. If L-BLP25 is not approved by 2015, Corixa may terminate its obligation to supply the adjuvant. Although in such a case we would retain the necessary licenses from Corixa required to have the adjuvant manufactured, the transfer of the process to a third party would delay the development and commercialization of L-BLP25. In addition, prior to the entry into the 2008 license agreement and asset purchase agreement, we performed process development, assay development, quality control and scale-up activities for L-BLP25 at our Edmonton facility; this facility and those activities were also transferred to Merck KGaA.

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

L-BLP25.    There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. L-BLP25 has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from L-BLP25. To our knowledge, these vaccines are not currently being developed in the same indications as L-BLP25. However, subsequent development of these vaccines, including L-BLP25, may result in direct competition.

Small Molecule Products.    We have two small molecule programs in development; PX-866 and ONT-701. PX-866 is an inhibitor of PI-3-kinase. We are aware of numerous companies that have entered clinical trials with competing compounds targeting the same protein, many of which have significantly greater financial, manufacturing, marketing and drug development resources than we do. Among these competitors are Novartis (Phase 3), Roche/Genentech (Phase 2), Bayer (Phase 1), Sanofi-Aventis (Phase 2), Chugai (Phase 1) and GlaxoSmithKline (Phase 1/2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete. ONT-701 is a small molecule inhibitor of the Bcl-2 anti-apoptotic protein family. We are aware of at least one company that is developing a competing drug that targets the same family, Ascenta (Phase 2). There are also several approved targeted therapies for cancer and in development against which our small molecule product candidates might compete.

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

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2012, 2011 and 2010, we expended approximately $22.0 million, $17.9 million and $11.6 million, respectively, on research and development activities.

Employees

As of December 31, 2012, we (including our consolidated subsidiaries) had 42 employees, 31 of whom are engaged in development activities, 11 in finance and administration, and 8 of whom hold Ph.D. and/or M.D. degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2010, 2011 and 2012 and our total assets as of December 31, 2011 and 2012, is included in our audited financial statements located elsewhere in this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

Set forth below and elsewhere in this report, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Relating to our Business

We cannot be certain that our lead product candidate L-BLP25 (formerly known as Stimuvax) will be successfully developed or receive regulatory approval or be successfully commercialized.

Our lead cancer vaccine product candidate, L-BLP25, is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. Under our license agreement with Merck KGaA for L-BLP25, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of L-BLP25. In December 2012, Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups and has stated that they are consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. Before submitting a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete one or more clinical trials in NSCLC potentially in a subgroup or additional subgroups identified in the START trial. This process can take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of L-BLP25. We cannot assure you that Merck KGaA will identify subgroups in which to conduct additional clinical trials of L-BLP25 or continue to advance the development and commercialization of L-BLP25. In the event ongoing clinical trials proceed or additional clinical trials are pursued and these clinical trials fail to demonstrate that L-BLP25 is safe and effective, it will not receive regulatory approval. Even if L-BLP25 receives regulatory approval, it may never be successfully commercialized. If L-BLP25 does not receive regulatory approval or is not successfully commercialized, or if Merck KGaA decides not to continue to advance the development and commercialization of L-BLP25, we may not be able to generate revenue, become profitable or continue our operations which would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

The results of further analysis of results from the START trial for L-BLP25 will influence our decisions regarding further development of our product candidate ONT-10.

We have initiated a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. The Phase 1 trial of ONT-10 consists of two parts. Part 1 will study a dose escalation schedule in up to 48 patients to determine the maximally tolerated or recommended dose of ONT-10 administered either once every other week or once every week over an 8 week period. Part 2 will further investigate the safety of ONT-10 at the maximally tolerated or recommended dose in up to 15 additional patients at the weekly or biweekly schedule. We currently expect to complete Part 1 of the Phase 1 trial on ONT-10 in 2013.

Because both ONT-10 and L-BLP25 are targeted at the MUC1 antigen, we currently expect that the further development of ONT-10 will depend, in part, on the results of further analysis of results from the START trial. In the event that the results of this analysis indicate that further development of ONT-10 is unlikely to result in a safe and effective vaccine in its targeted indications or that further development is unwarranted for other reasons, then we may choose to discontinue further development of ONT-10 or otherwise modify our development efforts related to ONT-10. Any announcement regarding the abandonment of or changes in our current plans for the development of ONT-10 would reduce the number of our clinical product candidates and could adversely impact the trading price of our common stock or our ability to obtain further funding for our remaining pre-clinical and clinical pipeline of drug candidates.

The suspension or termination of Merck’s clinical development program for L-BLP25 could severely harm our business.

Pursuant to our agreement, Merck KGaA has the exclusive right to develop, manufacture and commercialize L-BLP25 in return for our right to receive cash payments upon the occurrence of certain events and royalties based on net sales. Merck KGaA has the right to terminate the license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of L-BLP25 that would materially and adversely affect L-BLP25’s medical, economic or competitive viability. We believe that Merck KGaA is consulting with external scientific advisors and regulatory authorities about potential next steps for the development of L-BLP25, if any, and Merck KGaA may ultimately decide not to continue development of L-BLP25 and may terminate the 2008 license agreement. Additionally, in March 2010, Merck KGaA temporarily suspended the clinical development program for L-BLP25 as the result of a suspected unexpected serious adverse event reaction in a patient participating in an exploratory clinical trial. If other safety concerns arise in current or future clinical trials involving L-BLP25, Merck KGaA may decide to suspend the clinical trials or terminate the 2008 license agreement. Any future payments under the license agreement, including royalties to us, will depend on the extent to which Merck KGaA advances L-BLP25 through development and commercialization. The opportunity for us to realize these payments is dependent upon Merck KGaA’s decisions regarding potential next steps with L-BLP25.

If Merck KGaA terminates the agreement for safety or efficacy reasons, or breaches the agreement, the further development and commercialization of L-BLP25 would be severely impaired. If we determined that we desired to continue the development, manufacturing and/or commercialization of L-BLP25 subsequent to any such termination, we would be unable to use any data generated during Merck KGaA’s development of the product unless we were able to negotiate terms with Merck KGaA for the use of such data. We cannot provide any assurance that we would be able to reach an agreement with Merck KGaA on commercially reasonable terms, or at all. If we were unable to use those data, the development, manufacturing and commercialization of L-BLP25 would be more costly and could be delayed or terminated. Even if we were able to acquire the rights to use the Merck KGaA data related to L-BLP25, we would need to obtain the capital necessary to fund the further development and commercialization of L-BLP25 or enter into alternative arrangements with a third party related to such development and commercialization. We could also become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of L-BLP25 and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the likelihood of successfully developing or commercializing L-BLP25 would be materially and adversely affected.

Products that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, our product candidate L-BLP25 did not meet its primary endpoint in a Phase 3 clinical trial. Additionally, the Phase 2 clinical trials currently being run for PX-866 and for which we expect results in 2013, may fail to demonstrate that PX-866 is sufficiently safe and effective to warrant further development. Furthermore, decisions regarding the further development of product candidates, such as Phase 2 product candidates with product profiles similar to PX-866, must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including L-BLP25 or PX-866.

L-BLP25 and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. L-BLP25 and ONT-10 are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of L-BLP25 and our other active vaccine products under development.

To date, the FDA has approved for commercial sale in the United States only one active vaccine designed to stimulate an immune response against cancer. Consequently, there is limited precedent for the successful development or commercialization of products based on our technologies in this area. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our products under development.

If we fail to acquire and develop products or product candidates at all or on commercially reasonable terms, we may be unable to grow our business.

The success of our product pipeline strategy depends, in part, on our ability to identify, select and acquire product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating or may have more established histories of developing and commercializing products. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on terms that we find acceptable, if at all. If we fail to acquire and develop product candidates from others, we may be unable to grow our business.

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical evaluation and approval by the FDA and non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we can make no assurance that we would be capable of economically producing the product or that the product would be commercially successful.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of December 31, 2012, our accumulated deficit was approximately $393.3 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our lead product candidate, L-BLP25, in clinical trials for the treatment of NSCLC. We are conducting four Phase 2 trials and one Phase 1/2 trial for PX-866 and a Phase 1 trial for ONT-10. Our other product candidates remain in the pre-clinical testing stages. There can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in December 2012, we and Merck KGaA announced that L-BLP25 did not meet its primary endpoint of improvement in overall survival in a Phase 3 trial in patients with NSCLC.

Further, we, any of our collaborators or Merck KGaA may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we, any of our collaborators or Merck KGaA can commercialize the product described in the application. Additionally, even if applications are submitted, regulatory approval may not be obtained for any of our product candidates, and regulatory agencies could require additional studies to verify safety or efficacy, which could make further development of our product candidates impracticable. If our product candidates are not shown to be safe and effective in clinical trials, we may not receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations.

We and Merck KGaA currently rely on third-party manufacturers to supply our product candidates. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs or Merck’s needs or other impediments with respect to development or manufacturing could adversely affect the clinical development and commercialization of L-BLP25, our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our other product candidates in a timely manner, or at all.

Merck KGaA currently depends on a single manufacturer, Baxter International Inc., or Baxter, for the supply of our lead product candidate, L-BLP25, and on Corixa Corp. (now a part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in L-BLP25. If L-BLP25 is not approved by 2015, Corixa/GSK may terminate its obligation to supply the adjuvant. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured, but the transfer of the process to a third party would delay the development and commercialization of L-BLP25, which could materially harm our business.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to PX-866, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA, in the case of L-BLP25) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA, in the case of L-BLP25) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

Pre-clinical and clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

We are currently conducting clinical trials for PX-866 and ONT-10 and pre-clinical studies for ONT-701. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

It is possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payor paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of our product candidates. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

Regulatory agencies may require us, any of our collaborators or Merck KGaA to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, all statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated delays in clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

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

The approval procedure varies among countries and may include all of the risks associated with obtaining FDA approval. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval, and additional testing and data review may be required. We may not obtain foreign regulatory approvals on a timely basis, if at all. Additionally, approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could limit commercialization of our products, reduce our ability to generate profits and harm our business.

Our ability to continue with our planned operations is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. The very limited funds generated currently from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:

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

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. For example, in September 2011 we entered into an exclusive, worldwide license agreement with Sanford-Burnham Medical Research Institute, or SBMRI, for certain intellectual property related to SBMRI’s small molecule program based on ONT-701 and related compounds. Acquisitions and in-licenses involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	potential disputes regarding contingent consideration;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

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

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

As of December 31, 2012, we owned approximately 13 U.S. patents and 16 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 13 U.S. patents and 8 U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

If we are unable to obtain intellectual property rights to develop or market our products or we infringe on a third-party patent or other intellectual property rights, we may need to alter or terminate a product development program.

If our vaccine technology or our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration with Merck KGaA.

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

These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates, which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights in, or to use, our technology.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. We expect any product candidate that we commercialize with our collaborative partners or on our own will compete with existing, market-leading products and products in development.

L-BLP25.    There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. L-BLP25 has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least three vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3, NovaRx Corporation’s Lucanix in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from L-BLP25. Of these vaccines, only Lucanix is being developed as a maintenance therapy in Stage III NSCLC, the same indication as L-BLP25. However, subsequent development of these vaccines, including L-BLP25, may result in additional direct competition.

Small Molecule Products.    We have two small molecule programs in development; PX-866 and ONT-701. PX-866 is an inhibitor of PI-3-kinase. We are aware of numerous companies that have entered clinical trials with competing compounds targeting the same protein, many of which have significantly greater financial, manufacturing, marketing and drug development resources than we do. Among these competitors are Novartis (Phase 3), Roche/Genentech (Phase 2), Bayer (Phase 1), Sanofi-Aventis (Phase 2), Chugai (Phase 1) and GlaxoSmithKline (Phase 1/2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete. ONT-701 is a small molecule inhibitor of the Bcl-2 anti-apoptotic protein family. We are aware of at least one company that is developing a competing drug that targets the same family, Ascenta (Phase 2). There are also several approved targeted therapies for cancer and in development against which our small molecule product candidates might compete.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. Under our agreements with Merck KGaA, Merck KGaA is responsible for developing and commercializing L-BLP25, and any problems with that relationship could delay the development and commercialization of L-BLP25. Additionally, we may not be able to enter into arrangements with respect to our product candidates not covered by the Merck KGaA agreements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

For the year ended December 31, 2011, we and our independent registered public accounting firm identified a material weakness in our internal controls that is described in “Item 9A—Controls and Procedures – Management’s Report on Internal Control over Financial Reporting,” of our Annual Report on Form 10-K/A for the year ended December 31, 2011. Remediation of the material weakness was fully completed as of December 31, 2012. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any other material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, in such a case, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our cost and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. In particular, we experienced significant volatility after we and Merck KGaA announced in December 2012 that L-BLP25 failed to meet its primary endpoint in a Phase 3 trial. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of December 31, 2012, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,241 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

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

Description of Property

In May 2008, we entered into a lease for a facility in Seattle, Washington totaling approximately 17,000 square feet, which includes laboratory space, to house our research and development and administrative activities. The lease expires in December 2018. We believe that our Seattle facility is in good condition, adequately maintained and suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

We are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “ONTY”. The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$9.23	$4.11
Second Quarter	4.92	3.35
Third Quarter	6.24	4.03
Fourth Quarter	5.58	1.71
Fiscal year ended December 31, 2011:
First Quarter	$4.11	$2.99
Second Quarter	9.61	3.63
Third Quarter	11.59	5.67
Fourth Quarter	8.61	5.63

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of February 28, 2013, there were 57,216,237 shares of our common stock outstanding held by approximately 675 stockholders of record and approximately 26,500 stockholders in nominee name.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning our equity compensation plans see the section of this Annual Report on Form 10-K captioned “Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Pharmaceutical Index, NASDAQ Biotechnology Index, RDG MicroCap Biotechnology Index and a composite S&P/TSX index from December 31, 2007 through December 31, 2012. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oncothyreon Inc, the S&P/TSX Composite lndex, the NASDAQ Composite lndex,

the NASDAQ Pharmaceutical Index, the NASDAQ Biotechnology Index,

and the RDG MicroCap Biotechnology Index

* $100 Invested on 12/31/07 in stock or Index, including reinvestment of dividends. Fiscal year ending December 3l.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Unregistered Sale of Equity Securities

During the three months ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2012.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(Amounts in thousands, except share and per share data.)
Consolidated Statements of Operations Data:
Total revenues	$—	$145	$18	$2,078	$40,295
Total operating expenses(1)	28,499	24,844	19,502	12,939	33,164
Income (loss) from operations	(28,499)	(24,699)	(19,484)	(10,861)	7,131
Net income (loss)(2)	$(3,415)	$(42,656)	$(15,618)	$(17,219)	$7,422

Income (loss) per share — basic	$(0.06)	$(1.12)	$(0.58)	$(0.76)	$0.38

Income (loss) per share — diluted	$(0.53)	$(1.12)	$(0.72)	$(0.76)	$0.38

Weighted average number of common shares outstanding — basic	53,728,672	38,197,666	26,888,588	22,739,138	19,490,621

Weighted average number of common shares outstanding — diluted	54,899,955	38,197,666	26,972,969	22,739,138	19,570,170

	As of December 31,
	2012	2011	2010	2009	2008(1)
	(Amounts in thousands, except share data.)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$81,254	$63,876	$28,877	$33,218	$19,166
Total assets	$89,435	$71,539	$34,445	$38,225	$24,971
Total long-term liabilities	$4,041	$33,236	$13,727	$10,732	$578
Stockholders’ equity	$82,323	$33,433	$18,857	$25,418	$20,717
Common shares outstanding	57,216,237	43,613,107	30,088,628	25,753,405	19,492,432

(1)	The effect of the asset purchase agreement and 2008 license agreement with Merck KGaA is reflected for the year ended December 31, 2008. See “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Net income(loss) includes income(expense) from the change in fair market value of warrant liability of $25.5, ($17.6), $3.0, ($6.2) and $0 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively. Please refer to the audited financial statements included elsewhere in this Annual Report on Form 10-K for details on net income (loss) for the years ended December 31, 2012, 2011 and 2010. For additional information on net income (loss) for the years ended December 31, 2009 and 2008, please refer to our Annual Reports on Form 10-K or Form 10-K/A.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report. All dollar amounts included in this discussion and analysis of our financial condition and results of operations represent U.S. dollars unless otherwise specified. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Company,” “Oncothyreon,” “Biomira,” “we,” “us,” and “our” refer to Oncothyreon Inc., its predecessor, Biomira Inc., and its subsidiaries.

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

Our lead cancer vaccine product candidate, L-BLP25 (formerly known as Stimuvax), is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of L-BLP25. In December 2012 Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA also announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups. Merck KGaA has stated that they are consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. The ongoing clinical program of L-BLP25 that includes studies in the Asia Pacific region is continuing pending discussion with relevant regulatory agencies. We have also initiated a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. In addition to our vaccine product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others, including the novel vaccine adjuvant PET-Lipid A.

We are also developing novel targeted small molecules for the treatment of cancer. Our most advanced targeted small molecule is PX-866, for which we are currently conducting four Phase 2 trials in a variety of cancer indications with results expected in 2013. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase, or PI-3-kinase inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation in 2006. We are also developing ONT-701, a preclinical pan-inhibitor of the B-cell lymphoma-2, or Bcl-2, family of anti-apoptotic proteins. Overexpression of one or more of the Bcl-2 family of proteins is common in most human cancers. We obtained rights to ONT-701 as part of an exclusive, worldwide license agreement with SBMRI. As of the date of this report, we have not licensed any rights to our small molecules to any third party and retain all development, commercialization and manufacturing rights.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of L-BLP25. The collaboration covered the entire field of oncology for this product candidate and was documented in collaboration and supply agreements, which we refer to as the 2001 agreements. In connection with the execution of the 2001 collaboration and supply agreements, we received up-front cash payments of $2.8 million and $4.0 million, respectively. In January 2006, we and Merck KGaA entered into a binding letter of intent, pursuant to which the 2001 agreements were amended and we granted additional rights to Merck KGaA. In August 2007, we amended and restated our collaboration and supply agreements with Merck KGaA, which we refer to as the 2007 agreements, which restructured the 2001 agreements and formalized the terms set forth in the 2006 letter of intent. As a result of the 2007 agreements, Merck KGaA obtained an exclusive world-wide license with respect to the development and commercialization of L-BLP25. We had responsibility for the development of the manufacturing process and plans for the scale-up for commercial manufacturing and Merck KGaA had the right to act as a secondary manufacturer of L-BLP25. We also continued to be responsible for manufacture of the clinical and commercial supply of L-BLP25 for which Merck KGaA agreed to pay us our cost of goods and provisions for certain contingent payments to us related to manufacturing scale-up and process transfer were added.

The entry into the 2007 agreements triggered a $2.5 million payment to us contemplated by the 2006 letter of intent, which we received in September 2007. In addition, under the 2007 agreements, we were entitled to receive (1) a $5.0 million payment tied to the transfer of certain assays and methodology related to the manufacture of L-BLP25, which we received in December 2007, a $3.0 million payment tied to the transfer of certain L-BLP25 manufacturing technology, which we received in May 2008, and a $2.0 million payment tied to the earlier of receipt of the first manufacturing run at commercial scale of L-BLP25 and December 31, 2009, which we received in December 2009, (2) various additional contingent payments up to a maximum of $90.0 million in the aggregate tied to a biologics license application, or BLA, submission for first and second cancer indications, for regulatory approval of first and second cancer indications, and for various sales milestones, (3) royalties in the low twenties based on net sales outside of North America and (4) royalties based on net sales inside of North America with percentages in the mid-twenties, depending on the territory in which the net sales occur. If the manufacturing process payments due by December 31, 2009 were paid in full, the royalty rates would be reduced in all territories by 1.25%, relative to the 2001 agreements and the letter of intent.

In December 2008, we entered into a license agreement with Merck KGaA which replaced the 2007 agreements. Pursuant to the 2008 license agreement, in addition to the rights granted pursuant to the 2007 agreements, (1) we licensed to Merck KGaA the exclusive right to manufacture L-BLP25 and the right to sublicense to other persons all such rights licensed, (2) we transferred certain manufacturing know-how to Merck KGaA, (3) we agreed not to develop any product, other than ONT-10, that is competitive with L-BLP25 and (4) we granted to Merck a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of L-BLP25 were removed and our continuing involvement in the development and manufacturing of L-BLP25 ceased. In return for the license of manufacturing rights and transfer of manufacturing know-how, we received an up-front cash payment of approximately $10.5 million. The provisions with respect to contingent payments under the 2007 agreements remained unchanged, and we may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of L-BLP25 ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount that we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA.

In connection with the entry into the 2008 license agreement, we also entered into an asset purchase agreement, which, together with the 2008 license agreement we refer to as the 2008 agreements, pursuant to which we sold to Merck KGaA certain assets related to the manufacture and inventory of L-BLP25, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of L-BLP25 and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The plant and equipment in the Edmonton facility and inventory of raw materials, work-in-process and finished goods were sold for a purchase price of $0.6 million (including the assumption of lease obligation of $56,000) and $11.2 million, respectively. The purchase price of the inventory was first offset against advances made in prior periods resulting in net cash to us of $2.0 million. In addition, 43 employees at our former Edmonton facility were transferred to an affiliate of Merck KGaA, significantly reducing our operating expenses related to this program.

For additional information regarding our relationship with Merck KGaA, see “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing clinical trials for L-BLP25 and our small molecule compounds, our ability to obtain development and commercialization partners for our small molecule compounds, Merck KGaA’s success in obtaining regulatory approval for L-BLP25, our success in obtaining regulatory approval for our small molecule compounds, and Merck KGaA’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to L-BLP25 or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. Our small molecule compounds are much earlier in the development stage than L-BLP25, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

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

We have incurred substantial losses since our inception. As of December 31, 2012, our accumulated deficit totaled $393.3 million. We incurred a net loss of $3.4 million for 2012 compared to a net loss of $42.7 million for 2011 primarily due to the noncash income from the change in the fair value of the warrant liability. The change in the fair value of the warrant liability is primarily due to changes in our stock price. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our small molecules product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. In September 2010, we completed a financing in which we raised approximately $13.6 million in net proceeds. In addition, in February 2011, we entered into a loan and security agreement, which we refer to as the loan agreement, pursuant to which we incurred $5.0 million in term loan indebtedness. In June 2012, we paid approximately $4.1 million to extinguish our term loan prior to its maturity date. In May 2011, we completed a financing, in which we issued an aggregate of 11.5 million shares and generated net proceeds of approximately $43.1 million. In October 2011, we sold an aggregate of 639,071 shares of our common stock at a per share price of approximately $6.43 resulting in net proceeds of $4.1 million. In November 2011, we sold an aggregate of 805,508 shares of our common stock at a per share purchase price of approximately $6.21 resulting in net proceeds of $4.9 million. During 2011, warrants with respect to 402,101 underlying shares of our common stock were exercised, resulting in gross proceeds of approximately $1.9 million. In April 2012, we completed a financing in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See “-Liquidity and Capital Resources” below and “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

Key Financial Metrics

Revenue

We had no revenue in 2012. Our revenue in 2011 and 2010 was immaterial; however, the type of revenue described in this section, which relates to revenue from collaborative arrangements, is relevant for 2011 and 2010. Historically, our revenue has been derived from payments under our collaborative and license agreements.

Licensing Revenue from Collaborative and License Agreements.    Revenue from collaborative and license agreements consists of (1) up-front cash payments for initial technology access or licensing fees and (2) contingent payments triggered by the occurrence of specified events or other contingencies derived from our collaborative and license agreements. Royalties from the commercial sale of products derived from our collaborative and license agreements are reported as licensing, royalties, and other revenue. For more information on revenue recognition for licensing revenue from collaborative and license agreements, see “Critical Accounting Policies and Significant Judgments and Estimates Revenue Recognition Licensing Revenue from Collaborative and License Agreements” below.

Expenses

Research and Development.    Research and development consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third party manufacturing organizations; technology access and licensing fees related to the use of proprietary third party technologies; employee and consultant-related expenses, including salaries, share-based compensation expense, benefits, and related costs; allocated facility overhead, which includes depreciation and amortization; and third party supplier expenses.

We recognize research and development expenses, including those paid to third parties, as they have been incurred.

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

General and Administrative.    General and administrative expense consists principally of salaries, benefits, share-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, accounting services and allocation of our facility costs, which includes depreciation and amortization.

Investment and Other Income (Expense), Net.    Net investment and other income (expense) consists of interest and other income on our cash, short-term investments, long-term investments and foreign exchange gains and losses. Our investments consist of debt securities of U.S government agencies, corporate bonds and certificates of deposit insured by the Federal Deposit Insurance Corporation. In 2010, we were awarded a federal grant for $0.5 million under the U.S. Government’s Qualifying Therapeutic Discovery Project program, which was recorded as other income since the amounts pertained to expenses incurred in 2009 and 2010. In 2012 we incurred a loss on extinguishment of debt which consists of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses. For more information, see “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Expense.    Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees. For more information, see “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrants.    Warrants issued in connection with our securities offering in September 2010 and May 2009 are classified as a liability due to their settlement features and, as such, were recorded at their estimated fair value on the date of the closing of the transaction. The warrants are marked to market for each financial reporting period, with changes in fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 3 — Fair Value Measurements” and “Note 6 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Income Tax Benefit (Provision) for Income Tax.    Due to our history of significant losses, we do not recognize the benefit of net operating losses and have established a full valuation allowance, since it is more likely than not that these benefits will not be realized. In 2010 we recorded a tax benefit for recovery of taxes paid in the previous year. In 2012 and 2011, no provision or benefit for income taxes was recorded.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition;

•	goodwill impairment;

•	share-based compensation; and

•	warrant liability.

Revenue Recognition

We had no revenue in 2012. Our revenue in 2011 and 2010 was immaterial; however, the type of revenue described in this section, which relates to revenue from collaborative arrangements, is relevant for 2011 and 2010. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. We evaluate revenue from arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting. Revenue arrangements entered into, or materially modified, through December 31, 2010 have been accounted for in accordance with accounting standards that state that a delivered item is considered a separate unit of accounting if the following separation criteria are met: (1) the delivered item has stand-alone value to the customer; (2) there is objective and reliable evidence of the fair value of any undelivered items; and (3) if the arrangement includes a general right of return relative to the delivered item, the delivery of undelivered items is probable and substantially in our control. The relevant revenue recognition accounting policy is then applied to each unit of accounting.

Effective January 1, 2011, we adopted new accounting guidance on a prospective basis and will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting.

We will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This new guidance will be applied by us to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of December 31, 2012, we have not entered into any new revenue arrangements, or materially modified any of our existing, revenue arrangements and as such, these provisions do not apply.

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

With respect to our arrangement with Merck KGaA, we determined that the estimated useful life of the products and estimated period of our ongoing obligations corresponded to the estimated life of the issued patents for such product. Under the 2001 agreements, payments that we received were recorded as deferred revenue and recognized ratably over the period from the date of execution of the 2001 agreements to 2011. We chose that amortization period because, at the time, we believed it reflected an anticipated period of “market exclusivity” based upon our expectation of the life of the patent protection, after which the market entry of competitive products would likely occur. Payments received pursuant to the letter of intent and the 2007 agreements were recorded as deferred revenue and recognized ratably over the remaining estimated product life of L-BLP25, which was until 2018. Upon entering into the 2008 agreements, all of our future performance obligations related to our collaboration with Merck KGaA regarding L-BLP25 were removed and our continuing involvement in the development and manufacturing of L-BLP25 ceased; therefore, we recognized the balance of all previously recorded deferred revenue relating to our arrangement with Merck KGaA. Similarly, our receipt of the final manufacturing process transfer milestone payment in December 2009 was recognized since we had no continuing obligations pursuant to such arrangement. Any future contingent payments we receive pursuant to the 2008 license agreement will be immediately recognized in revenue.

Goodwill Impairment

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year, or more frequently when events or changes in circumstances indicate that the asset may be impaired. As of December 31, 2012, we had one reporting unit and there was an excess of fair value compared to the carrying value. There were no impairment charges recorded for any of the periods presented.

Share-based Compensation

We maintain a share option plan under which an aggregate of 2,934,453 shares of common stock underlie outstanding options as of December 31, 2012 and an aggregate of 1,852,606 shares of common stock were available for future issuance. We maintain an Employee Stock Purchase Plan, or ESPP, under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. As of December 31, 2012, there were 752,173 shares reserved for future purchases. We maintain a restricted share unit plan under which an aggregate of 140,968 shares of common stock underlie restricted stock units, or RSUs, as of December 31, 2012 and an aggregate of 170,898 shares of common stock were available for future issuance as of December 31, 2012. We have generally granted options to our employees and directors under the share option plan, and we have granted RSUs to non-employee directors under the RSU plan. Pursuant to an October 2011 amendment to the RSU plan, we are required to settle 25% of the shares of our common stock otherwise deliverable in connection with the vesting of any RSU and deliver to each non-employee director an amount in cash equal to the fair market value of the shares on the vesting date. The amendment is designed to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs. This modification resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and any changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity.

We use the closing share price of our shares in The NASDAQ Global Market at the reporting or settlement date to determine the fair value of RSUs. We use the Black-Scholes option pricing model for determining the estimated fair value for our share option plan and employee stock purchase plan awards, which requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as non-cash expense over the requisite vesting periods on a straight-line basis for the entire award in our consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We base our risk free interest rate for the expected term of the option on the yield available on a U.S. Treasury security with an equivalent expected term. The expected life of options in years represents the period of time stock-based awards are expected to be outstanding and was determined based on the simplified method. The expected volatility is based on the historical volatility of our common stock for a period equal to the stock option’s expected life. For more information, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Warrant liability

In May 2009 and September 2010, we issued warrants to purchase 2,909,244 and 3,182,147 shares of our common stock respectively in connection with a registered direct offering of our common stock and warrants. These warrants are classified as liabilities due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. Accordingly, the estimated fair value of the outstanding warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.

Results of Operations for the years ended December 31, 2012, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Revenue	$—	$0.1	$—
Operating expenses	(28.5)	(24.9)	(19.5)
Other income (expense), net	(0.4)	(0.3)	0.7
Change in fair value of warrant liability	25.5	(17.6)	3.0
Benefit for income tax	—	—	0.2

Net loss	$(3.4)	$(42.7)	$(15.6)

Loss per share — basic	$(0.06)	$(1.12)	$(0.58)

Loss per share — diluted	$(0.53)	$(1.12)	$(0.72)

We incurred a net loss of $3.4 million in 2012 compared to a net loss of $42.7 million in 2011. The decrease in our net loss was primarily due to $25.5 million non-cash income from the change in the fair value of our warrant liability during the year ended December 31, 2012 compared to a $17.6 million non-cash loss during the year ended December 31, 2011, partially offset by increases in research and development expenses primarily related to the development of PX-866.

The increase in our net loss of $42.7 million in 2011 compared to a net loss of $15.6 million in 2010 was primarily driven by a $17.6 million non-cash loss from the change in the fair value of our warrant liability during the year ended December 31, 2011 compared to a $3.0 million non-cash income charge during the year ended December 31, 2010. In addition, the increase in our net loss was also due to increases in research and development expenses related to the development of PX-866 and ONT-10. This increase was partly offset by lower general and administrative professional expenses incurred in 2011.

Income or loss associated with the change in fair value of the warrant liability are the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are primarily attributable to increases or decreases in our stock price. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Based on our development plans for our small molecule and vaccine candidates, we will continue to incur operating losses for the foreseeable future.

Revenue

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Licensing revenues from collaborative and license agreements	$—	$0.1	$—

We did not recognize any revenue for the years ended December 31, 2012 and 2010. During 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect revenue in 2013.

Research and Development

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Research and development	$22.0	$17.9	$11.6

The $4.1 million, or 22.9%, increase in research and development expenses for 2012 compared to 2011 was primarily driven by higher clinical trial expenses of $6.0 million related to the development of PX-866 and increased salaries and benefits expense of $1.4 million attributable to increased headcount. Such increase was partly offset by lower preclinical and manufacturing development expenses of $1.8 million, including a reduction in license payments due to a $1.5 million payment to SBMRI in 2011. For more information see “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. As we continue with our development on PX-866 and ONT-10, we expect that our research and development costs will be similar in 2013 compared to 2012.

The $6.3 million, or 54.3%, increase in research and development expenses for 2011 compared to 2010 was primarily driven by higher clinical trial expense of $2.7 million due to greater activity related to the development of PX-866 compared to 2010. Research and development expenses in 2011 included a license payment of $1.5 million to SBMRI and higher salaries and benefits expense of $1.2 million attributable to increased headcount. Preclinical and manufacturing development expenses were higher by $0.8 million due to greater preclinical and manufacturing activity.

General and Administrative

	Years Ended December 31,
	2012	2011	2010
	(In millions)
General and administrative	$6.5	$6.9	$7.9

The $0.4 million, or 5.8%, decrease in general and administrative expense for 2012 relative to 2011 was principally due to a $1.8 million decrease in director fees primarily related to the decrease in fair value of the outstanding RSUs, which was attributable principally to the decrease in the price of our common stock. The decrease was partially offset by a $0.6 million increase in salaries and benefits expense attributable to increased headcount, a $0.6 million increase in professional fees related to patents and regulatory compliance and a $0.1 million increase in expenses related to insurance and property and business taxes.

The October 2011 amendment to our RSU plan resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award. For more information, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2012, we recorded a reduction of $0.7 million in expense for the outstanding RSUs revalued at December 31, 2012.

We expect general and administrative expenses to be higher in 2013 compared to 2012; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

The $1.0 million decrease in 2011 relative to 2010 was principally due to $2.0 million lower professional fees incurred in 2011. The decrease was partially offset by higher director fees of $1.0 million. During the year ended December 31, 2011, we recorded additional expense of $0.3 million for RSUs that were revalued upon settlement and $0.7 million for outstanding RSUs revalued at December 31, 2011.

Investment and Other Income (Expense), Net

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Investment and other income (expense), net	$(0.1)	$0.3	$0.6

Net investment and other income (expense) decreased by $0.4 million for 2012 compared to 2011 primarily due to a loss of $0.3 million on early extinguishment of debt during 2012 and derecognition of notes payable in the amount of $0.2 million during 2011. For additional information on the early extinguishment of debt, see “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

The $0.3 million decrease in net investment and other income in 2011 compared to 2010 was primarily attributable to receipt of a government grant of $0.5 million in 2010. The decrease was partly offset by derecognition of notes payable in the amount of $0.2 million.

Interest Expense

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$0.3	$0.6	$—

Interest expense for 2012 decreased by $0.3 million compared to 2011 primarily due to paying off the outstanding balance of our term loan with GECC in June 2012, prior to its scheduled maturity. Interest expense in 2012 included cash interest payments and non-cash amortization of debt issuance costs and debt discount associated with our term loan with

GECC. For additional information, see “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrant Liability

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Change in fair value of warrant liability	$25.5	$(17.6)	$3.0

The $25.5 million income recorded for the year ended December 31, 2012 was due to the decrease in fair value of warrant liability. Such decrease was attributable principally to the decrease in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings.

The $17.6 million expense recorded for the year ended 2011 was due to the increase in fair value of warrant liability. Such increase was attributable principally to the increase in the price of our common stock.

Income tax benefit

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income tax benefit	$—	$—	$0.2

There is no income tax benefit for the years ended December 31, 2012 and 2011. In 2010, we recorded a tax benefit for the recovery of taxes paid in 2009. Given we have incurred substantial losses in historical periods, there are no assurances that we will realize any tax benefits and we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Working Capital

As of December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $22.3 million, short-term investments of $59.0 million and long-term investments of $2.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $22.3 million as of December 31, 2012 compared to $11.6 million as of December 31, 2011, an increase of $10.7 million, or 92.2%. The increase was primarily attributable to net proceeds of $50.3 million from our April 2012 underwritten public offering of common stock. Such increase was partially offset by cash used to fund our operations of $27.3 million, net purchase of investments of $6.7 million, principal payments of $0.9 million on notes payable, repayment of $4.1 million to GECC to extinguish the term loan and purchase of equipment in the amount of $0.8 million.

As of December 31, 2012, our working capital was $79.3 million compared to $59.9 million as of December 31, 2011, an increase of $19.4 million, or 32.4%. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of

$10.7 million and an increase in short-term investments of $6.7 million (as a result of the application of the net proceeds of our April 2012 underwritten public offering of common stock). In addition, such increase was also attributable to a decrease in current portion of notes payable of $1.7 million.

On February 8, 2011, we entered into a loan agreement with GE Capital, pursuant to which the lenders extended to us a term loan with an aggregate principal amount of $5.0 million. The proceeds of the term loan, after payment of lender fees and expenses, were approximately $4.8 million. In June 2012, we paid approximately $4.1 million to extinguish the loan prior to its scheduled maturity. For more information see “Note 5 — Notes Payable” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. On April 3, 2012, we closed an underwritten public offering of 13,512,500 shares of our common stock at a price to the public of $4.00 per share. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by us, were approximately $50.3 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot provide assurance that financing will be available when and as needed or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional capital when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by our net loss. However, operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows, changes in warrant liabilities and earnings recognition.

Net cash used in operating activities totaled $27.3 million in 2012, compared to $21.2 million in 2011. The increase in net cash used in operating activities for 2012 as compared to 2011 was primarily due to an increase in research and development expenses related to increased activity in the development of PX-866 and ONT-10.

Net cash used in operating activities totaled $21.2 million in 2011, compared to $17.7 million in 2010. The increase in net cash used in operating activities for 2011 as compared to 2010 was primarily due to an increase in research and development expenses related to increased activity in the development of PX-866 and ONT-10, which was partially offset by a decrease in general and administrative expenses.

Cash Flows from Investing Activities

We had cash outflows of $7.4 million from investing activities during the year ended December 31, 2012, a decrease of $24.2 million from the $31.6 million outflow during the year ended December 31, 2011. This change was attributable principally to a decrease in net purchases of investments of $24.7 million, partly offset by increased expenditures on capital assets of $0.6 million.

We had cash outflows of $31.6 million from investing activities during 2011, an increase of $22.2 million from the $9.4 million outflow in 2010. This change was attributable principally to increased net purchases of investments of $31.4 million in 2011 compared to $9.1 million in 2010 and lower expenditures on capital assets of $0.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities during 2012 was $45.4 million, which consisted primarily $50.3 million of proceeds from our April 2012 common stock offering. The proceeds from this offering were partially offset by principal payments made on the GECC term loan of $0.9 million for the first half year of 2012 and the repayment of the GECC term loan of $4.1 million in June 2012.

Cash provided by financing activities during 2011 was $58.8 million, which consisted of net proceeds of $43.1 million from the sale of our common stock pursuant to an underwritten public offering, net proceeds of $9.0 million received from sale of our common stock pursuant to our equity line financing facility, $4.8 million received from a term loan with GECC, and approximately $1.9 million received from warrant exercises. This was partially offset by a principal payment of approximately $0.1 million on our term loan with GECC.

We generated $13.7 million in net cash during 2010 from the September 2010 equity financing, which involved the issuance of common stock and warrants.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and the acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2012:

		Payments Due by Period
	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
	(In thousands)
Operating leases	$3,641	$590	$1,208	$1,239	$604

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through June 2017 for certain office equipment.

In connection with the acquisition of ProlX, we may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. We may become obligated to issue shares of our common stock with a fair market value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product that qualifies as a “subject product” as such term is defined in the ProlX acquisition agreement, which we refer to as a ProlX product. We may also become obligated to issue shares of our common stock with a fair market value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market.

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payment of ongoing licensing fees and royalties, as well as contingent payments when certain milestones (as defined in the agreements) have been achieved.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2012, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2011, Financial Accounting Standards Board, or FASB issued guidance on testing goodwill for impairment. The guidance simplifies how an entity tests goodwill for impairment. It allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement on January 1, 2012 has no impact on our financial position or results of operations.

In June 2011, FASB and the International Accounting Standards Board, or IASB issued guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on our financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investment totaling $83.8 million and $66.4 million as of December 31, 2012 and 2011, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis points decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended December 31, 2012, would have resulted in a decline in investment income of approximately $75,080 for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the COSO criteria as of December 31, 2012.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, appearing below.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, we implemented changes to our internal controls over financial reporting to fully remediate the material weakness identified in our evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO over our December 31, 2011 financial reporting. (See Amendment No. 1 to our 2011 Annual Report on Form 10-K filed on August 13, 2012)

The plan to remediate the material weaknesses was presented to our audit committee on September 6, 2012, and we executed our plan during the remainder of 2012. The remediation plan consisted of the following modifications and improvements in our internal controls: the addition of a new process control for the calculation of diluted earnings per share, the development of an audit test plan for the remaining quarters and year end 2012 and a review of the plans and new control language with our independent registered public accounting firm, Ernst & Young LLP.

Our efforts to remediate the material weaknesses identified in our 2011 Annual Report on Form 10-K/A and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have strengthened and enhanced our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oncothyreon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oncothyreon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Oncothyreon Inc. and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 14, 2013

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages as of March 14, 2013 and positions of each of our executive officers in 2012 are set forth below.

Name	Age	Office
Executive Officers
ROBERT KIRKMAN, M.D.	64	President, Chief Executive Officer and Director
JULIA M. EASTLAND	48	Chief Financial Officer, Secretary and Vice President, Corporate Development
GARY CHRISTIANSON	58	Chief Operating Officer
DIANA HAUSMAN, M.D.	49	Chief Medical Officer and Vice President, Clinical Development
SCOTT PETERSON, Ph.D.	51	Chief Scientific Officer and Vice President, Research and Development

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

Scott Peterson, Ph.D. was appointed vice president, research and development in June 2009 and Chief Scientific Officer in June 2012. From 2007 until 2009 Dr. Peterson served as director and department head, Oncology Research at Zymogenetics, Inc., a biopharmaceutical company. From 1999 to 2007, Dr. Peterson held a variety of positions at ICOS Corporation, a biopharmaceutical company. Dr. Peterson received his Ph.D. in chemistry (biochemistry) from the University of Colorado, Boulder and holds a B.S. in biology from Washington State University.

Our Directors

The name, age, position(s), term, board committee membership and biographical information for each member of our Board of Directors is set forth below as of March 14, 2013:

Directors Continuing in Office Until the 2013 Annual Meeting of Stockholders

Richard Jackson, Ph.D., age 73, has been a member of our board of directors since May 2003. Dr. Jackson is the chairman of our compensation committee and a member of our corporate governance and nominating committee. Dr. Jackson is president of Jackson Associates, LLC, a biotechnology and pharmaceutical consulting company. Since September 2006, Dr. Jackson has also been president and chief executive officer of Ausio Pharmaceuticals, LLC, a drug development company. From May 2002 to May 2003, Dr. Jackson was president, chief executive officer and chairman of the board of directors of EmerGen, Inc., a biotechnology company. From November 1998 to January 2002, Dr. Jackson served as senior vice president, research and development for Atrix Laboratories, Inc., a biotechnology company. From January 1993 to July 1998, Dr. Jackson served as senior vice president, discovery research, at Wyeth Ayerst Laboratories, the pharmaceuticals division of American Home Products Corporation. Our corporate governance and nominating committee believes that Dr. Jackson’s qualifications for membership on the board of directors include over 20 years of experience in academic medicine and over 25 years of experience at several pharmaceutical and biotechnology companies, with positions in both research and development and senior management. This experience allows Dr. Jackson to provide our board of directors with significant insights into the clinical development of our product candidates. Dr. Jackson served as a director of Inflazyme Pharmaceuticals Ltd. until 2007. Dr. Jackson received his Ph.D. in microbiology and his B.S. in chemistry from the University of Illinois.

Robert Kirkman, M.D., age 64, has served as a member of our board of directors and as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Our corporate governance and nominating committee believes that Dr. Kirkman’s qualifications for membership on the board of directors include his previous experience at development stage biotechnology companies and his position as our president and chief executive officer. Dr. Kirkman’s scientific understanding along with his corporate vision and operational knowledge provide strategic guidance to our management team and our board of directors. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.

Directors Continuing in Office Until the 2014 Annual Meeting of Stockholders

Daniel Spiegelman, M.B.A., age 54, has been a member of our board of directors since June 2008. Mr. Spiegelman is the chairman of our audit committee and a member of our corporate governance and nominating committee. Since May 2012, Mr. Spiegelman has been the Executive Vice President and Chief Financial Officer of Biomarin Pharmaceuticals Inc., a biopharmaceutical company focused on the development and commercialization of therapies for rare diseases. From October 2009 to May 2012, Mr. Spiegelman served as the chief executive officer of Filtini, Inc., a start-up company developing next generation circulating tumor cell capture and analysis technology. Mr. Spiegelman is also a co-founder, and from July 2009 to May 2012, served as chief financial officer of Rapidscan Pharma Solutions, Inc., a start-up company that has licensed the rights from Gilead Sciences to sell regadenoson in Europe and other select territories. From 1998 to 2009, Mr. Spiegelman was employed at CV Therapeutics, Inc., a biopharmaceutical company acquired in 2009 by Gilead, most recently as senior vice president and chief financial officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, serving most recently as its treasurer. Mr. Spiegelman also serves as a member of the board of directors of Affymax, Inc., a biopharmaceuticals company, and Anthera Pharmaceuticals, Inc., a development-stage biopharmaceutical company. Our corporate governance and nominating committee believes that Mr. Spiegelman’s qualifications for membership on the board of directors include his extensive background in the financial and commercial issues facing growing biotechnology companies. Additionally, as chief financial officer of CV Therapeutics prior to its sale to Gilead Sciences, Mr. Spiegelman was involved in transitioning the company from a research and development focus to a commercial entity with two approved products. This experience allows Mr. Spiegelman to provide our board of directors with significant insights into financial strategy and organizational development. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University.

Douglas Williams, Ph.D., age 54, has been a member of our board of directors since October 2009. Dr. Williams serves as a member of our audit committee. Since January 2011, Dr. Williams has served as the executive vice president of research and development at Biogen IDEC Inc., a publicly-traded biotechnology company. Dr. Williams joined ZymoGenetics, Inc. in 2004 and served as executive vice president, research and development and chief scientific officer from November 2004 to July 2007, as president and chief scientific officer from July 2007 to January 2009, and as a director and chief executive officer from January 2009 until October 2010, when ZymoGenetics was acquired by Bristol-Myers Squibb. He has held senior level positions at a number of prominent biotechnology companies, including Biogen Idec, Seattle Genetics, Inc., Immunex Corporation, and Amgen, Inc. As executive vice president and chief technology officer at Immunex, Dr. Williams played a significant role in the discovery and early development of Enbrel, the first biologic approved for the treatment of rheumatoid arthritis. Our corporate governance and nominating committee believes that Dr. Williams’ qualifications for membership on the board of directors include over 20 years of experience in the biotechnology industry. During his career, Dr. Williams has been involved in the approval of three new protein therapeutics and in several label expansions. Further, through his experience as chief executive officer of ZymoGenetics, Inc., Dr. Williams provides our board of directors with significant insights into the strategic and operational issues facing our company. Dr. Williams currently serves on the board of Regulus Therapeutics Inc., a publicly-held biotechnology company, and previously served as a director of Array BioPharma Inc., a biopharmaceutical company, and Aerovance, Inc., a privately-held biopharmaceutical company, Anadys Pharmaceuticals, Inc., a biopharmaceutical company, and Seattle Genetics, a biotechnology company. Dr. Williams received a B.S. (magna cum laude) in Biological Sciences from the University of Massachusetts, Lowell and a Ph.D. in Physiology from the State University of New York at Buffalo, Roswell Park Cancer Institute Division.

Directors Continuing in Office Until the 2015 Annual Meeting of Stockholders

Christopher Henney, Ph.D., age 72, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005.

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

W. Vickery Stoughton, age 67, has been a member of our board of directors since June 1997. Mr. Stoughton is a member of our audit and compensation committees. Since September 2011, Mr. Stoughton has been the president and chief executive officer of Radia Genetics, a private gene therapy company. From August 2006 until September 2007, Mr. Stoughton served as president and chief executive officer of MagneVu Corporation, a medical devices company, which filed for bankruptcy in September 2007. From 1996 to 2002, Mr. Stoughton was chairman and chief executive officer of Careside Inc., a research and development medical devices company, which filed for bankruptcy in October 2002. From October 1995 to July 1996, Mr. Stoughton was president of SmithKline Beecham Diagnostics Systems Co., a diagnostic services and product company, and prior to October 1995 he served as president of SmithKline Beecham Clinical Laboratories, Inc., a clinical laboratory company. From 1988 until May 2008, Mr. Stoughton was a member of the board of directors of Sun Life Financial Inc., a financial services company. Our corporate governance and nominating committee believes that Mr. Stoughton’s qualifications for membership on the board of directors include his involvement in several medical device companies, his role as president of SmithKline Beecham Clinical Laboratories, and his broader business background. Through this experience, Mr. Stoughton provides our board of directors with significant insights into the operational aspects of the company. Mr. Stoughton received his B.S. in chemistry from St. Louis University and his M.B.A. from the University of Chicago.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2012, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of Diana Hausman and Scott Peterson, each of whom filed their Form 3 late.

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

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Corporate Governance and Board Matters — Committees of the Board of Directors — Corporate Governance and Nominating Committee” in our proxy statement for the 2012 annual meeting of Oncothyreon stockholders filed with the SEC on April 25, 2012.

Audit Committee

We have a standing audit committee, which reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee has 1) direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (2) establishes procedures for handling complaints regarding our accounting practices, (3) authority to engage any independent advisors it deems necessary to carry out its duties, and (4) appropriate funding to engage any necessary outside advisors. The current members of the audit committee are Daniel Spiegelman (Chairman), W. Vickery Stoughton and Douglas Williams. The board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and is an “independent director” as that term is defined in NASDAQ Marketplace Rule 5605(a)(2). The audit committee reviews and reassesses the adequacy of its charter on an annual basis.

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

Our executive compensation programs have remained substantially the same for several years. We believe our programs are effectively designed and working well in alignment with the interests of our stockholders and are instrumental to achieving our compensation objectives. In determining executive compensation for 2012, our compensation committee considered the stockholder support that the “Say-on-Pay” proposal received at our June 9, 2011 Annual Meeting of Stockholders. As a result, the compensation committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider stockholder concerns and feedback in the future. With respect to the frequency of future “Say-on-Pay” advisory votes, consistent with the recommendation of our board of directors and the outcome of the stockholder vote regarding the proposal, we determined to hold an advisory “Say-on-Pay” vote on the compensation of our named executive officers every three years. Our next advisory “Say-on-Pay” vote will occur at our 2014 annual meeting of stockholders.

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

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts, and others for assistance. The compensation committee did not rely on any outside advisors for purposes of structuring our 2012 compensation plan but did rely on the survey data described below.

Competitive Market Review for 2012

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

In making our executive compensation determinations for 2012, we benchmarked our compensation levels using the Radford Global Life Sciences Salary Survey 2012.

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

Peer Group Companies for 2012

In analyzing our executive compensation program for 2012, the compensation committee compared certain aspects of compensation, including base salary and equity incentives, to those provided by our peer group. This peer group included small biotechnology companies with which we compete for executive talent. For 2012, our peer group consisted of:

•	Cell Therapeutics, Inc.;

•	Omeros Corporation;

•	Oncogenex Pharmaceuticals, Inc.; and

•	Threshold Pharmaceuticals, Inc.

Principal Elements of Executive Compensation

Our executive compensation program consists of five components:

•	base salary;

•	annual performance-based cash bonuses;

•	equity-based incentives;

•	benefits; and

•	severance/termination protection.

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

Base Salary

Base salary for our chief executive officer and other named executive officers reflects the scope of their respective responsibilities, their relative seniority and experience, and competitive market factors. Salary adjustments are typically based on competitive conditions, individual performance, changes in job duties, and our budget requirements.

Our compensation committee has set Dr. Kirkman’s base salary based on his experience and our compensation committee’s view of market compensation for chief executive officers of public, early stage biopharmaceutical companies. For 2009, Dr. Kirkman’s base salary was set at $375,000, was increased to $386,250 for 2010, $398,000 for 2011 and $410,000 for 2012. On January 16, 2013, the compensation committee increased Dr. Kirkman’s base salary to $422,300 for 2013. The base salaries of our other executive officers are described in the section “— Employment Agreements and Offer Letters” included elsewhere in this Annual Report on Form 10-K. For 2012, each named executive officer received a 3% increase, based on cost-of-living and Radford survey data. Dr. Hausman received a further increase related to her promotion to chief medical officer. Dr. Peterson received a merit increase in January 2012 for work related to ONT-10 and the in-licensing of ONT-701. He received a further increase of 16% in June 2012 in connection with his promotion to chief scientific officer. In 2013 each named executive officer received a 3% increase.

Variable Cash Compensation — Incentive Bonuses

We pay performance-based bonuses to our named executive officers and other employees pursuant to our performance review policy, which we believe enhances each individual employee’s incentive to contribute to corporate objectives and aligns their interests with our stockholders. Under the performance review policy, our named executive officers and employees are eligible to receive bonuses based on achievement of pre-established corporate and individual performance goals, but the weighting among the goals is individualized to each person to reflect his or her unique contributions to the company.

Each goal is assigned a percentage for each person based on the importance to us that the goal be achieved with respect to that person. Generally, achievement of a particular goal will result in the payment of the expected level of incentive compensation associated with such goal. Partial achievement can result in the payment of less or no incentive compensation and likewise, superior achievement of any performance goal may result in the payment in excess of the target level of incentive compensation; however, there is not a fixed formula for determining the amount of incentive compensation for partial or above target achievement. Rather, in all cases, the compensation committee, with respect to named executive officers, and our chief executive officer, with respect to other employees, retains discretion to increase or decrease variable cash incentive compensation as it or he determines appropriate, based on actual achievement against the goals, whether performance is at, above or below the target for the goal.

Typically, the maximum incentive compensation to which a named executive officer or employee is entitled is based on a percentage of such individual’s base salary. For example, if (1) an executive’s base salary is $100,000, (2) he or she is eligible to receive a bonus up to 50% of his base salary, or $50,000, (3) the compensation committee has established four performance goals, each weighted at 25% and (4) the compensation committee determines that the executive has achieved two of the four performance goals, then, the executive would be eligible to receive, subject to the discretion of the compensation committee, a bonus of $25,000.

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

Performance goals are generally split between corporate and personalized individual performance objectives. With respect to our named executive officers, 100% of their goals are tied to corporate objectives to reflect the fact that our executive officers make key strategic decisions influencing the company as a whole and thus, it is more appropriate to reward performance against corporate objectives.

Our compensation committee is responsible for setting performance goals, assessing whether such goals have been achieved and determining the amount of bonuses (if any) to be paid with respect to our executive officers. Performance goals for the upcoming year are typically established at or shortly after the end of the prior year. Assuming that a determination is made that a bonus has been earned, we typically pay bonuses to executive officers shortly after the first scheduled meeting of the compensation committee each year. An individual must remain actively employed by the company through the actual date of payment to receive a bonus.

The weighting of bonuses between the performance goals varies from executive officer to executive officer based on an analysis of each executive officer’s role and position within the company. For example, because Dr. Hausman held a key position as our chief medical officer, we felt it appropriate to more heavily weight her bonus on achievement of certain clinical development milestones. The allocation between the corporate performance goals for each named executive officer for 2012 is set forth in the following table:

Named Executive Officer	Cash Position (1)	Market Capitalization/ Investor Perception (2)	Clinical Assessment (3)	Pre-Clinical Assessment (4)	Technical Operations (5)	Business Development (6)
Robert Kirkman	30%	25%	10%	10%	10%	15%
Julia Eastland	30	25	10	10	10	15
Gary Christianson	10	10	10	10	50	10
Diana Hausman	10	10	50	10	10	10
Scott Peterson	10	10	10	50	10	10

(1)	Have a minimum of $45 million in cash and investments as of December 31, 2012.

(2)	Improve investor perception of the Company.

(3)	Timely complete patient enrollment in two Phase 2 trials of PX-866, timely enroll first patient in additional Phase 1/2 trial of PX-866 and fully enroll two cohorts in Phase 1 ONT-10 study.

(4)	Timely complete evaluations of pre-clinical drug candidates and of PX-866 non-clinical studies in connection with regulatory package.

(5)	Timely complete supply, formulation and manufacturing goals.

(6)	In-license, acquire or develop internally a drug development candidate.

The target and actual bonus amounts for 2012 for our named executive officers were as follows, based on achievement against the corporate performance goals (as discussed above):

Named Executive Officer	Base Salary ($)	Annual Target as Percentage of Base Salary	Target Bonus ($)	Target Goals Achieved		2012 Incentive Bonus Actually Paid ($)
Robert Kirkman	$410,000	50%	$205,000	78.0	%(1)	$159,900
Julia Eastland	260,000	30	78,000	78.0	(2)	60,840	(2)
Gary Christianson	292,000	35	102,200	86.0	(3)	87,892
Diana Hausman	335,000	30	100,500	82.0	(4)	82,410
Scott Peterson	255,000	30	76,500	82.0	(5)	62,730

(1)	Dr. Kirkman’s achievement level of 78.0% was based on achievement of the goals involving cash position, market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving clinical assessment and technical operations.

(2)	Ms. Eastland’s achievement level of 78.0% was based on achievement of the goals involving cash position, market capitalization, investor perception and pre-clinical assessment, and partial achievement of the goals involving clinical assessment and technical operations.

(3)	Mr. Christianson’s achievement level of 86.0% was based on achievement of the goals involving cash position, market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving clinical assessment and technical operations.

(4)	Dr. Hausman’s achievement level of 82.0% was based on achievement of the goals involving cash position, market capitalization and investor perception and pre-clinical assessment, and partial achievement of the goals involving clinical assessment and technical operations.

(5)	Dr. Peterson’s achievement level of 82.0% was based on achievement of the goals involving cash position, market capitalization and investor perceptionand pre-clinical assessment, and partial achievement of the goals involving clinical assessment and technical operations.

In January 2013, the compensation committee approved target percentages for 2013. Dr. Kirkman, Ms. Eastland, Mr. Christianson, Dr. Hausman and Dr. Peterson are eligible to receive in 2013 incentive bonuses under our performance review policy of up to 50%, 30%, 35%, 30%, 30%, respectively, of their base salary. The 2013 performance goals for our executive officers are related to various corporate objectives, including objectives related to our financial condition, development of our product candidates, technical operations and certain business development activities (although the weighting for such performance goals will differ between such executive officers).

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

Historically, we have granted options to our named executive officers under our share option plan. Our share option plan permits the grant of stock options for shares of common stock. All equity incentive programs are administered by our compensation committee (other than grants of restricted share units to non-employee directors, which are overseen by the corporate governance and nominating committee and grants of stock options to certain new employees, which are overseen by the new employee option committee). To date, our equity incentive grants to employees have consisted of options under the share option plan.

The size and terms of any initial option grants to new employees, including named executive officers, at the time they join us is based largely on competitive conditions applicable to the specific position. For non-executive officer grants, our compensation committee has pre-approved a matrix showing appropriate levels of option grants for use in making offers to new employees.

In making its determination of the size of initial option grants for our current named executive officers, our board of directors relied in part on survey data and peer group comparisons. On December 12, 2012, Dr. Kirkman was granted an option to purchase 100,000 shares of our common stock at an exercise price per share of $4.74. This grant will vest as to 25,000 shares on December 12, 2013, with the balance vesting in monthly increments for 36 months following December 12, 2013, such that the option will be fully exercisable on December 12, 2016. Our compensation committee believes that the size and terms of Dr. Kirkman’s stock option grants were reasonable given our early stage of product development and skill requirements for senior management, Dr. Kirkman’s industry experience and background, and equity compensation arrangements for experienced chief executive officers at comparably situated companies.

In addition, our practice has been to grant refresher options to employees, including executive officers, when our board of directors or compensation committee believes additional unvested equity incentives are appropriate as a retention incentive. For example, in March 2009, December 2009, December 2010, December 2011 and December 2012, we granted refresher options to some of our employees (including our executive officers) pursuant to the standard vesting and other terms of our share option plan. We expect to continue this practice in the future in connection with the compensation committee’s annual performance review, generally conducted at the beginning of each year. In making its determination concerning additional option grants, our compensation committee will also consider, among other factors, prior individual performance in his or her role as an executive officer of our company, and the size of the individual’s equity grants in the then-current competitive environment. Where our compensation committee has approved option grants for executive officers or other employees during a regular quarterly closed trading window under our insider trading policy, we have priced the options based on the closing sales price of our common stock on the first trading day after the window opened.

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

During 2012, we granted, in the aggregate, the following options to our executive officers as follows:

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

All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on December 31, 2012, are described in “— Employment Agreements and Offer Letters” and “— Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2012, Richard Jackson, Christopher Henney and W. Vickery Stoughton served on our compensation committee. During 2012, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

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

COMPENSATION COMMITTEE

Richard Jackson, Chairman

Christopher Henney

W. Vickery Stoughton

Summary Compensation Table — 2012, 2011, and 2010

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during each of 2010, 2011 and 2012. We refer to these officers in this Annual Report on Form 10-K as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Kirkman(4)	2012	$410,000	$336,000	$159,900	$12,792	$918,692
President, Chief Executive Officer and Director	2011	398,000	$484,000	192,035	11,350	1,085,385
	2010	386,250	246,000	135,188	11,923	779,361
Julia Eastland(5)	2012	260,000	168,000	60,840	8,292	497,132
Chief Financial Officer, Secretary and Vice President, Corporate Development	2011	252,500	242,000	73,098	6,517	574,115
	2010	79,647	220,600	25,000	106	325,353
Gary Christianson(6)	2012	292,000	168,000	87,892	9,252	557,144
Chief Operating Officer	2011	283,250	242,000	86,745	8,703	620,698
	2010	275,000	123,000	74,883	8,586	481,469
Diana Hausman(7)	2012	335,000	168,000	82,410	10,542	595,952
Chief Medical Officer	2011	307,750	242,000	79,861	9,438	639,049
	2010	298,700	123,000	67,476	9,297	498,473
Scott Peterson(8)	2012	239,091	168,000	62,730	7,665	477,486
Chief Scientific Officer	2011	200,000	242,000	57,900	6,205	506,105
	2010	180,250	123,000	37,312	5,743	346,305

(1)	These amounts represent the aggregate grant date fair value of option awards for fiscal years 2010, 2011 and 2012. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal years 2010, 2011 or 2012. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Share-based Compensation” and “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

The amounts in this column represent total performance-based bonuses earned for services rendered during the year under our performance review policy, for 2010, 2011 and 2012, for executive officers, in which all employees were eligible to participate. Under the applicable bonus plan for each year, each executive was eligible to receive a cash bonus based on achievement of a combination of corporate or divisional objectives. See “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K for additional information regarding our variable cash compensation policies for executive officers.

(3)	Except as disclosed in the other footnotes, the amounts in this column consist of contributions made by us pursuant to our 401(k) plan.

(4)	Amounts listed in “All Other Compensation” include life insurance premiums of $336 for 2010, $205 for 2011 and $492 for 2012.

(5)	Ms. Eastland’s employment with us began on September 7, 2010. Amounts listed in “All Other Compensation” include life insurance premiums of $106 for 2010, $205 for 2011 and $492 for 2012.

(6)	Amounts listed in “All Other Compensation” include life insurance premiums of $336 for 2010, $205 for 2011 and $492 for 2012.

(7)	Dr. Hausman’s employment with us began on September 1, 2009. Amounts listed in “All Other Compensation” include life insurance premiums of $336, $205 and $492 for 2010, 2011 and 2012, respectively.

(8)	Dr. Peterson’s employment with us began on August 1, 2009. Amounts listed in “All Other Compensation” include life insurance premiums of $336, $205 and $492 for 2010, 2011 and 2012, respectively.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer during 2012 under any of our incentive plans or equity plans.

Name	Grant Date (1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(2)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Robert L. Kirkman(5)	December 12, 2012	$205,000	100,000	$4.74	$336,000
Julia Eastland(6)	December 12, 2012	78,000	50,000	4.74	168,000
Gary Christianson(7)	December 12, 2012	102,200	50,000	4.74	168,000
Diana Hausman(8)	December 12, 2012	100,500	50,000	4.74	168,000
Scott Peterson(9)	December 12, 2012	76,500	50,000	4.74	168,000

(1)	Except as otherwise noted below and consistent with the provisions of our share option plan in effect at the date of grant, options were priced at the closing sales price of our shares of common stock in trading on The NASDAQ Global Market on the grant date. All options were granted under our Share Option Plan.

(2)	Performance bonuses were earned in 2012. The actual amounts paid to each of the named executive officers for 2012 are set forth in the individual footnotes below.

(3)	There was no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2012 non-equity incentive plan awards, pursuant to the description set forth under the heading “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K.

(4)

These amounts represent the grant date fair value of option awards granted in 2012. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2012. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Share-based Compensation” and “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	On January 16, 2013, the compensation committee approved a performance bonus of $159,900 under the performance review policy.

(6)	On January 16, 2013, the compensation committee approved a performance bonus of $60,840 under the performance review policy.

(7)	On January 16, 2013, the compensation committee approved a performance bonus of $87,892 under the performance review policy.

(8)	On January 16, 2013, the compensation committee approved a performance bonus of $82,410 under the performance review policy.

(9)	On January 16, 2013, the compensation committee approved a performance bonus of $62,730 under the performance review policy.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2012 for each of the named executive officers. Except as set forth in the footnotes to the following table, each stock option is fully vested.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($Cdn. or $U.S.)(1)		Option Expiration Date
Robert Kirkman	450,000	—	(2)	Cdn. $	7.38	August 29, 2014
	137,537	—	(3)	Cdn. $	8.04	May 3, 2015
	45,000	—	(4)		$3.43	June 4, 2016
	75,000	25,000	(5)		$1.10	March 11, 2017
	150,000	50,000	(6)		$4.71	December 3, 2017
	50,000	50,000	(7)		$3.32	December 1, 2018
	25,000	75,000	(12)		$6.92	December 1, 2019
	—	100,000	(17)		$4.74	December 12, 2020
Julia Eastland	22,500	17,500	(8)		$3.31	November 10, 2018
	25,000	25,000	(7)		$3.32	December 1, 2018
	12,500	37,500	(12)		$6.92	December 1, 2019
	—	50,000	(13)		$4.74	December 12, 2020
Gary Christianson	16,666	—	(9)	Cdn. $	6.72	June 29, 2015
	15,000	—	(4)		$3.43	June 4, 2016
	22,500	7,500	(5)		$1.10	March 11, 2017
	75,000	25,000	(6)		$4.71	December 3, 2017
	25,000	25,000	(7)		$3.32	December 1, 2018
	12,500	37,500	(12)		$6.92	December 1, 2019
	—	50,000	(13)		$4.74	December 12, 2020
Diana Hausman	22,500	7,500	(10)		$4.96	October 1, 2017
	37,500	12,500	(6)		$4.71	December 3, 2017
	25,000	25,500	(7)		$3.32	December 1, 2018
	12,500	37,500	(12)		$6.92	December 1, 2019
	—	50,000	(13)		$4.74	December 12, 2020
Scott Peterson	18,750	6,250	(11)		$6.56	August 1, 2017
	37,500	12,500	(6)		$4.71	December 3, 2017
	25,000	25,000	(7)		$3.32	December 1, 2018
	12,500	37,500	(12)		$6.92	December 1, 2019
	—	50,000	(13)		$4.74	December 12, 2020

(1)	In April 2008, the board of directors approved an amendment to our amended and restated share option plan, which provided that the exercise price of any future grants would equal the closing price of our common stock traded on The NASDAQ Global Market on the date of grant. Unless otherwise indicated, all exercise prices are denominated in U.S. dollars.

(2)	This stock option fully vested on August 29, 2009.

(3)	This stock option fully vested on May 3, 2011.

(4)	This stock option fully vested on June 4, 2012.

(5)	This stock option fully vests on March 11, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(6)	This stock option fully vests on December 3, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(7)	This stock option fully vests on December 1, 2014, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

(8)	This stock option fully vests on September 7, 2014, and 1/4 vests on September 7, 2011, with the balance vesting in monthly increments for 36 months following September 7, 2011.

(9)	This stock option fully vested on June 29, 2011.

(10)	This stock option fully vests on September 1, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(11)	This stock option fully vests on August 1, 2013, and vests at a rate of 1/4 annually on the anniversary of grant.

(12)	This stock option fully vests on December 1, 2015, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

(13)	This stock option fully vests on December 12, 2016, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options during 2012. We have not granted any stock awards to date to any of our named executive officers.

Employment Agreements and Offer Letters

Unless stated otherwise, all compensation data in the section below are expressed in U.S. dollars.

Employee Benefit Plans

Our share option plan, in which our employees and officers participate, provides for the acceleration of vesting of awards in connection with or following a change in control of the company. A “change in control” shall be deemed to have occurred if (i) our board of directors passes a resolution to the effect that, for purposes of the share option plan, a change in control has occurred or (ii) any person or any group of two or more persons acting jointly or in concert becomes the beneficial owner, directly or indirectly, or acquires the right to control or direct, 25% or more of our outstanding voting securities or any successor entity in any manner, including without limitation as a result of a takeover bid or an amalgamation with any other corporation or any other business combination or reorganization. See “— Share Option Plan” included elsewhere in this Annual Report on Form 10-K.

Robert Kirkman

On August 29, 2006, we entered into an offer letter with Robert Kirkman, M.D., our president and chief executive officer. In consideration for his services, Dr. Kirkman was initially entitled to receive a base salary of $320,000 per year, subject to increases as may be approved by the compensation committee. In January 2009, the compensation committee increased Dr. Kirkman’s base salary to $375,000 for 2009, to $386,250 for 2010, to $398,000 for 2011 and to $410,000 for 2012. On January 16, 2013, the compensation committee increased Dr. Kirkman’s salary to $422,300 for 2013. Dr. Kirkman is also entitled to receive a performance bonus of up to 50% of his base salary based on his achievement of predetermined objectives and on January 16, 2013, Dr. Kirkman received a performance bonus of $159,900. In addition, the compensation committee may award, in its sole discretion, Dr. Kirkman additional performance bonuses in recognition of his performance and on March 6, 2009, Dr. Kirkman received a special bonus of $120,000 for the successful completion of our December 2008 transaction with Merck KGaA.

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

Julia Eastland

We are parties to an offer letter dated August 17, 2010 with Julia Eastland, our chief financial officer, secretary and vice president, corporate development. In consideration for her services, Ms. Eastland was initially entitled to receive a base salary of $250,000 per year, subject to increases as may be approved by the compensation committee. In January 2011, Ms. Eastland’s base salary was increased to $252,500 for 2011 and to $260,000 for 2012. On January 16, 2013, the compensation committee increased Ms. Eastland’s salary to $267,800. Ms. Eastland is also entitled to receive a performance bonus of up to 30% of her base salary based on her achievement of predetermined objectives and on January 16, 2013, Ms. Eastland received a performance bonus of $60,840.

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

Gary Christianson

We are parties to an offer letter dated June 29, 2007 with Gary Christianson, our chief operating officer. In consideration for his services, Mr. Christianson was initially entitled to receive a base salary of $240,000 per year, subject to increases as may be approved by the compensation committee. In March 2009, December 2009 and January 2011, Mr. Christianson’s base salary was increased to $275,000 for 2010, $283,250 for 2011, and $292,000 for 2012, respectively. In January 2013, Mr. Christianson’s base salary was increased to $300,760 for 2013. Mr. Christianson is also entitled to receive a performance bonus of up to 35% of his base salary based on his achievement of predetermined objectives and on January 16, 2013, Mr. Christianson received a performance bonus of $87,892. In addition, the compensation committee may award, in its sole discretion, Mr. Christianson additional performance bonuses in recognition of his performance and on March 6, 2009, Mr. Christianson received a special bonus of $20,000 for the successful completion of our December 2008 transaction with Merck KGaA.

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

Diana Hausman

We are parties to an offer letter dated July 6, 2009 with Diana Hausman, M.D., our chief medical officer and vice president of clinical development. In consideration for her services, Dr. Hausman was initially entitled to receive a base salary of $290,000 per year, subject to increases as may be approved by the compensation committee. In December 2009, Dr. Hausman’s base salary was increased to $298,700 for 2010. In January 2011, Dr. Hausman’s base salary was increased to $307,750 for 2011, in January, 2012, Dr. Hausman’s base salary was increased to $335,000 for 2012, associated with her promotion to chief medical officer, and on January 16, 2013, Dr. Hausman’s base salary was increased to $345,050. Dr. Hausman is also entitled to receive a performance bonus of up to 30% of her base salary based on her achievement of predetermined objectives and on January 16, 2013, Dr. Hausman received a performance bonus of $82,410.

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

Scott Peterson

We are parties to an offer letter dated June 4, 2009 with Scott Peterson, Ph.D., our chief scientific officer and vice president of research and development. In consideration for his services, Dr. Peterson was initially entitled to receive a base salary of $175,000 per year, subject to increases as may be approved by the compensation committee. In December 2009, Dr. Peterson’s base salary was increased to $180,250 for 2010. In January 2011, Dr. Peterson’s base salary was increased to $200,000 for 2011, on January 4, 2012, Mr. Peterson’s base salary was increased to $220,000 for 2012 and in June 2012, the compensation committee increased Dr. Peterson’s salary to $255,000, associated with his promotion to chief scientific officer. On January 16, 2013, Mr. Peterson’s base salary was increased to $262,650 for 2013. Dr. Peterson’s salary was increased so that his compensation would fall at about the 50th percentile for similarly situated employees at companies against which we benchmark ourselves, consistent with the treatment for our executive officers generally. Dr. Peterson is also entitled to receive a performance bonus of up to 30% of his base salary based on his achievement of predetermined objectives and on January 16, 2013, Dr. Peterson received a performance bonus of $62,730.

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

Potential Payments Upon Termination or Change in Control

The tables below describe the payments and benefits our named executive officers would be entitled to receive assuming the occurrence on December 31, 2012 of either a change of control transaction or termination of their employment without “cause” (as defined below). For additional details regarding the payments and benefits our named executive officers are entitled to, please see “— Employment Agreements and Offer Letters” included elsewhere in this Annual Report on Form 10-K.

Robert L. Kirkman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Robert L. Kirkman	$20,500	$1,230,000	$—	$—	$615,000	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2012, assuming a stock price of $1.92 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2012.

(2)	The amount shown in this column is a lump sum payment equal to two times Dr. Kirkman’s base salary for 2012 plus two year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Kirkman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Dr. Kirkman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Kirkman is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to Dr. Kirkman’s base salary for 2012 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following termination other than for cause, subject to any payment delay in order to comply with Section 409A of the Internal Revenue Code.

Julia Eastland

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Julia Eastland	$—	$338,000	$—	$—	$253,500	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Ms. Eastland on December 31, 2012, assuming a stock price of $1.92 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2012.

(2)	The amount shown in this column is a lump sum payment equal to Ms. Eastland’s base salary for 2012 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Ms. Eastland signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

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

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Ms. Eastland is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to nine months of Ms. Eastland’s base salary for 2012 plus nine month’s equivalent of her performance review bonus at target.

Gary Christianson

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Gary Christianson	$6,150	$394,200	$—	$—	$295,650	$18,835

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Christianson on December 31, 2012, assuming a stock price of $1.92 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2012.

(2)	The amount shown in this column is a lump sum payment equal to Mr. Christianson’s base salary for 2012 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Mr. Christianson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Mr. Christianson’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Mr. Christianson is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to nine months of Mr. Christianson’s base salary for 2012 plus nine month’s equivalent of his performance review bonus at target. If Mr. Christianson is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code and any final regulations and official guidance promulgated thereunder, at the time of his separation from service, then, if required, the amounts shown in this column, which are otherwise due on or within the six-month period following the separation from service will accrue, to the extent required, during such six-month period and will become payable in a lump sum payment six months and one day following the date of separation from service.

Diana Hausman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Diana Hausman	$—	$435,500	$—	$—	$217,750	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Hausman on December 31, 2012, assuming a stock price of $1.92 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2012.

(2)	The amount shown in this column is a lump sum payment equal to Dr. Hausman’s base salary for 2012 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Hausman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Dr. Hausman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Hausman is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to six months of Dr. Hausman’s base salary for 2012 plus six month’s equivalent of her performance review bonus at target.

Scott Peterson

	Change of Control
Name	Equity Acceleration(1)	Salary(2)	Insurance Benefits
Scott Peterson	$—	$331,500	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Peterson on December 31, 2012, assuming a stock price of $1.92 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2012.

(2)	The amount shown in this column is a lump sum payment equal to Dr. Peterson’s base salary for 2012 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Peterson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

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

Share Reserve

The total number of shares of common stock issuable pursuant to options granted under our share option plan shall, at any time, be 10% of our issued and outstanding shares of common stock. We had reserved a total of 4,804,980 shares of our common stock for issuance pursuant to our share option plan as of December 31, 2012. As of December 31, 2012, options to purchase 2,934,453 shares of our common stock were outstanding and 1,852,606 shares of our common stock were available for future grant under our share option plan. As of the filing date of this Form 10-K, 5,721,623 shares of our common stock were reserved for issuance pursuant to our share option plan.

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

During the period from January 1 to December 31, 2012, options to purchase 554,500 shares of common stock were granted under our share option plan at a weighted average exercise price of $4.82 per share.

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

Share Reserve

We have reserved a total of 466,666 of our shares of common stock for issuance pursuant to our restricted share unit plan. As of December 31, 2012, grants covering 140,968 shares of our common stock were outstanding, 170,898 shares of our common stock were available for future grant under our restricted share unit plan and 154,800 shares had been issued upon conversion of RSUs.

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

Compensation of Directors

We pay our non-employee directors an annual cash fee of $50,000 for their service on our board of directors and its committees. We also pay the chairman of our board an additional annual fee of $50,000, the Chairman of our audit committee an additional annual fee of $25,000, and the Chairmen of our other standing committees of the board of directors an additional annual fee of $5,000 each. In addition, each non-employee member of our board is entitled to an annual restricted share unit grant equal to $30,000 divided by the closing price of our common stock on The NASDAQ Global Market on the date of grant. On March 11, 2009 and June 12, 2009, each board member (excluding Dr. Williams who did not join the board of directors until October 2009) received 19,352 RSUs and 2,076 RSUs, respectively, for fiscal year 2008. On December 4, 2009 each board member was awarded 6,185 RSUs for fiscal year 2009. On June 3, 2010 each board member was awarded 8,086 RSUs for fiscal year 2010. On June 9, 2011 each board member was awarded 4,538 RSUs for fiscal year 2011 and on June 7, 2012 each board member was awarded 8,174 RSUs for fiscal year 2012. In recognition of Dr. Henney taking on additional responsibilities during our chief executive officer’s medical leave of absence, the board awarded Dr. Henney 25,000 RSUs on December 1, 2011, which RSUs were immediately vested. On December 1, 2011, the compensation policy for our non-employee directors was changed such that each non-employee director is entitled to annual restricted share grant equal to the greater of (1) 7,500 and (2) $30,000 divided by the closing price of our common stock on the NASDAQ Global Market on the date of grant. Board members receive cash compensation in U.S. dollars. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

Fiscal Year 2012 Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2012. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2012. All compensation numbers are expressed in U.S. dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Christopher Henney	$105,000	$30,000	$135,000
Richard Jackson	55,000	30,000	85,000
Daniel Spiegelman	75,000	30,000	105,000
W. Vickery Stoughton	50,000	30,000	80,000
Douglas Williams	50,000	30,000	80,000

(1)	These amounts represent the aggregate grant date fair value of RSUs granted in 2012.

(2)	As of December 31, 2012, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (53,602 options, 32,064 RSUs); Dr. Jackson (1,257 options, 32,064 RSUs); Mr. Stoughton (5,759 options, 32,064 RSUs); Mr. Spiegelman (zero options, 32,064 RSUs); Dr. Williams (zero options, 12,712 RSUs).

(3)	Each RSU may be converted into one share of our common stock at the end of the grant period, which is five years for each of the RSUs granted prior to June 12, 2009 and two years for each of the RSUs granted on or after June 12, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2012

The following table sets forth the securities authorized for issuance under Oncothyreon’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(1)
Equity compensation plans approved by security holders:
Share option plan ($Cdn.)(2)	729,817	$7.79	—
Share option plan ($U.S.)(2)	2,204,636	$4.58	1,852,606
RSU plan	140,968	N.A.	170,898
Equity compensation plans not approved by security holders	—	N.A.	—
Total	3,075,421	N.A.	2,023,504

(1)	All of these are available for grants of restricted stock, restricted share units and other full-value awards, as well as for grants of stock options and stock appreciation rights.

(2)	Under the terms of the Amended and Restated Share Option Plan, the total number of shares issuable pursuant to options under the plan is 10% of the issued and outstanding shares. Shares issued upon the exercise of options do not reduce the percentage of shares which may be issuable pursuant to options under the Plan.

For more information regarding our Amended and Restated Share Option Plan and Amended and Restated Restricted Share Unit Plan, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of February 28, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group, including shares they had the right to acquire within 60 days after February 28, 2013.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)
5% Stockholders:
BlackRock, Inc.(4)	3,732,063	6.52%
Steven T. Newby (5)	3,639,000	6.36%
Viking Global Investors LP(6)	3,361,315	5.87%
BVF, Inc.(7)	2,885,914	5.04%
Directors and Named Executive Officers:
Christopher Henney(8)	153,331	*
Richard Jackson(9)	24,736	*
W. Vickery Stoughton(10)	28,404	*
Daniel Spiegelman(11)	12,780	*
Douglas Williams(12)	8,384	*
Robert Kirkman(13)	982,536	1.69%
Gary Christianson(14)	190,771	*
Julia Eastland(15)	87,098	*
Diana Hausman(16)	105,834	*
Scott Peterson(17)	112,508	*
All directors and executive officers as a group (10 persons)(18)		2.91%

*	Represents less than 1% of class or combined classes.

(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)	Options and warrants exercisable within 60 days after February 28, 2013 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based on 57,216,237 shares of common stock issued and outstanding as of February 28, 2013.

(4)

Based on information of beneficial ownership as of December 31, 2012, included in a Schedule 13G filed with the SEC on January 30, 2013. The address of the BlackRock Inc. is 40 East 52nd Street, New York, NY 10022.

(5)	Based on information of beneficial ownership as of December 31, 2012, included in a Schedule 13G/A filed with the SEC on April 5, 2012. The address of Steven T. Newby is 12716 Split Creek Court, North Potomac, MD 20878.

(6)	Based on information of beneficial ownership as of December 31, 2012, included in a Schedule 13G/A filed with the SEC on February 14, 2013. Includes shares of common stock beneficially owned by Viking Global Investors L.P. and various affiliated entities and individuals. The address of Viking Global Investors L.P. is 55 Railroad Avenue, Greenwich, CT 06830.

(7)	Based on information of beneficial ownership as of December 31, 2012, included in a 13G filed with the SEC on February 15, 2013. Includes shares of common stock beneficially owned by BVF Inc. and various affiliated entities and individual. The address of BVF Inc. is 900 North Michigan Avenue, Suite 1100, Chicago, Ill 60611.

(8)	Includes 53,602 shares of common stock that Dr. Henney has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013. Shares attributable to RSUs owned are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2013.

(9)	Includes 1,257 shares of common stock that Dr. Jackson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013. Shares attributable to RSUs owned are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2013.

(10)	Includes 5,759 shares of common stock that Mr. Stoughton has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013. Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2013.

(11)	Shares attributable to RSUs owned are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2013.

(12)	Shares attributable to restricted stock units owned are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2013.

(13)	Includes 974,203 shares of common stock that Dr. Kirkman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013.

(14)	Includes 182,500 shares of common stock that Mr. Christianson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013.

(15)	Includes 71,667 shares of common stock that Ms. Eastland has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013.

(16)	Includes 105,834 shares of common stock that Dr. Hausman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013.

(17)	Includes 102,084 shares of common stock that Dr. Peterson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2013.

(18)	Includes 1,496,906 shares of common stock that can be acquired under outstanding options exercisable within 60 days after February 28, 2013.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

Approval of Related Party Transactions

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where the company was, is or will be involved and in which a related party had, has or will have a direct or indirect material interest. Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to (1) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000, (2) transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction, (3) transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction, and (4) transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis. No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to (1) the benefits and perceived benefits to the company, (2) the materiality and character of the related party’s direct and indirect interest, (3) the availability of other sources for comparable products or services, (4) the terms of the transaction, and (5) the terms available to unrelated third parties under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of the company and our stockholders. We have determined that there were no new related party transactions to disclose in 2012.

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

Audit Fees

Fees and related expenses for the 2012 audit by Ernst & Young LLP of our annual financial statements, its review of the financial statements included in our 2012 quarterly reports and other services, which include comfort letters, consents and accounting consultations, that are provided in connection with statutory and regulatory filings totaled $524,811. Fees and related expenses for 2011 totaled $494,654.

Audit-Related Fees

For the years 2012 and 2011, Ernst & Young LLP billed us $1,735 and $1,995, respectively, for a subscription to their technical accounting database.

Tax Fees

For the years 2012 and 2011, Ernst & Young LLP billed us $55,884 and $0, respectively, for professional services related to preparation of our tax return and tax consultations on tax related matters.

All Other Fees

None.

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

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
2.1(a)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006.	S-4/A	2.1	October 29, 2007
2.1(b)	Amendment No. 1 to Agreement and Plan of Reorganization dated November 7, 2007.	10-K	2.1(b)	May 6, 2010
3.1	Amended and Restated Certificate of Incorporation of Oncothyreon Inc.	S-4/A	3.1	September 27, 2007
3.2	Bylaws of Oncothyreon Inc..	10-Q	3.1	August 14, 2009
4.1	Form of registrant’s common stock certificate.	S-4/A	4.1	September 27, 2007
4.2	Form of Warrant.	FWP	Annex A	May 20, 2009
4.3	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended.	S-1	10.49	October 4, 2010
4.4	Form of Warrant to Purchase Common Stock issued by Oncothyreon Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement.	8-K	10.3	February 9, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
4.5	Registration Rights Agreement, dated September 28, 2010 by and among Oncothyreon Inc. and the signatories thereto.	8-K	4.1	September 27, 2010
10.1*	Amended and Restated Share Option Plan.	10-K	10.1	March 9, 2012
10.2*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan.	10-K	10.2	March 9, 2012
10.3*	Amended and Restated Restricted Share Unit Plan.	10-K	10.3	March 9, 2012
10.4*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan.	10-K	10.4	March 9, 2012
10.5*	2010 Employee Stock Purchase Plan.	8-K	10.1	June 8, 2010
10.6*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan.	8-K	10.2	June 8, 2010
10.7*	Form of Indemnification Agreement.	S-4/A	10.1	September 27, 2007
10.8*	Offer letter with Robert Kirkman, dated August 29, 2006.	S-4	10.27	September 12, 2007
10.8(a)*	Amendment to Robert Kirkman Offer Letter dated December 31, 2008.	10-K	10.18(a)	March 30, 2009
10.8(b)*	Amendment to Robert Kirkman Offer Letter dated December 3, 2009.	8-K	10.1	December 7, 2009
10.9*	Offer Letter with Gary Christianson, dated June 29, 2007.	10-Q	10.1	November 10, 2008
10.9(a)*	Amendment to Gary Christianson Offer Letter dated December 31, 2008.	10-K	10.40(a)	March 30, 2009
10.9(b)*	Amendment to Gary Christianson Offer Letter dated December 3, 2009.	8-K	10.2	December 7, 2009
10.10*	Offer Letter dated June 9, 2009 between Oncothyreon Inc. and Scott Peterson, Ph.D.	8-K	10.2	June 15, 2009
10.10(a)*	Amendment to Scott Peterson Offer Letter dated December 3, 2009.	8-K	10.4	December 7, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
10.11*	Offer Letter dated July 6, 2009 between Oncothyreon Inc. and Diana Hausman, M.D..	8-K	10.1	August 4, 2009
10.11(a)*	Amendment to Diana Hausman Offer Letter dated December 3, 2009.	8-K	10.3	December 7, 2009
10.12*	Offer letter with Julia M. Eastland, dated August 17, 2010.	8-K	10.1	August 31, 2010
10.13	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.	10-Q	10.3	November 10, 2008
10.14	Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto.	8-K	10.1	September 27, 2010
10.15(a)	Amendment No. 1 to the Securities Purchase Agreement, dated September 28, 2010.	8-K	10.1	September 30, 2010
10.16†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996.	S-4	10.6	September 12, 2007
10.17†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000.	S-4/A	10.11	September 27, 2007
10.18	Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002.	S-4	10.13	September 12, 2007
10.19†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001.	S-4/A	10.14	September 27, 2007
10.20†	Letter Agreement between Biomira Inc. and Cancer Research Technology Limited (formerly Imperial Cancer Research Technology Limited), dated March 9, 2004.	S-4/A	10.16	September 27, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
10.21†	Exclusive License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated July 29, 2004.	S-4	10.18	September 12, 2007
10.22(a)	First Amendment to Exclusive License Agreement between University of Arizona and Oncothyreon Inc., dated September 27, 2010.	10-K	10.7(a)	March 14, 2011
10.23†	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.19	September 27, 2007
10.24†	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.20	September 27, 2007
10.25†	Exclusive Patent License Agreement between the University of Arizona and ProlX Pharmaceuticals Corporation, dated September 15, 2005.	S-4	10.21	September 12, 2007
10.26(a)	First Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated November 28, 2008.	10-K	10.10(a)	March 14, 2011
10.26(b)	Second Amendment to Exclusive Patent License Agreement between the University of Arizona and Oncothyreon Inc., dated August 13, 2010.	10-K	10.10(b)	March 14, 2011
10.27†	Letter Agreement between the University of Arizona and Biomira Inc., dated October 6, 2006.	S-4	10.28	September 12, 2007
10.28	Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008.	10-Q	10.4	November 10, 2008
10.29†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.	10-Q	10.1	May 15, 2009

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
10.30	Common Stock Purchase Agreement by and among Biomira Inc., Biomira International Inc. and Merck KGaA dated May 2, 2001.	10-K	10.41	May 6, 2010
10.31	Tax Indemnity Agreement by and between Biomira International Inc. and Merck KGaA dated May 3, 2001.	10-K	10.42	May 6, 2010
21.1	Subsidiaries of Oncothyreon Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X
32.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X
101.INS	XBRL Instance Document(2).				X
101.SCH	XBRL Taxonomy Extension Schema Document(2).				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2).				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2).				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(2).				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2).				X

(1)	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act or the Exchange Act.

(2)	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

*	Executive Compensation Plan or Agreement.

†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 14, 2013.

ONCOTHYREON INC.

By:	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Robert L. Kirkman, M.D. Robert L. Kirkman, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013

/s/ Julia M. Eastland Julia M. Eastland	Chief Financial Officer, Secretary and Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 14, 2013

/s/ Christopher S. Henney, Ph.D. Christopher S. Henney, Ph.D.	Chairman and Director	March 14, 2013

/s/ Richard L. Jackson, Ph.D. Richard L. Jackson, Ph.D.	Director	March 14, 2013

/s/ Daniel K. Spiegelman Daniel K. Spiegelman	Director	March 14, 2013

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	March 14, 2013

/s/ Douglas Williams, Ph.D. Douglas Williams, Ph.D.	Director	March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncothyreon Inc.

We have audited the accompanying consolidated balance sheets of Oncothyreon Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncothyreon Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 14, 2013

ONCOTHYREON INC.

Consolidated Balance Sheets

	As of December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current:
Cash and cash equivalents	$22,266	$11,609
Short-term investments	58,988	52,267
Accounts and other receivables	323	321
Prepaid and other current assets	840	610

Total current assets	82,417	64,807
Long-term investments	2,502	2,531
Property and equipment, net	1,887	1,643
Goodwill	2,117	2,117
Other assets	512	441

Total assets	$89,435	$71,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$1,133	$459
Accrued and other liabilities	852	1,475
Accrued compensation and related liabilities	1,042	858
Current portion of notes payable	—	1,749
Current portion of restricted share unit liability	44	329

Total current liabilities	3,071	4,870
Notes payable	—	3,059
Deferred rent	533	617
Restricted share unit liability	227	759
Warrant liability	3,251	28,771
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	7,112	38,106

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 57,216,237 and 43,613,107 shares issued and outstanding	353,853	353,851
Additional paid-in capital	126,832	74,537
Accumulated deficit	(393,326)	(389,911)
Accumulated other comprehensive loss	(5,036)	(5,044)

Total stockholders’ equity	82,323	33,433

Total liabilities and stockholders’ equity	$89,435	$71,539

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Licensing revenue from collaborative and license agreements	$—	$145	$18
Operating Expenses
Research and development	22,001	17,915	11,601
General and administrative	6,498	6,929	7,901

Total operating expenses	28,499	24,844	19,502

Loss from operations	(28,499)	(24,699)	(19,484)
Other income (expense)
Investment and other income (expense), net	(127)	305	636
Interest expense	(309)	(631)	—
Change in fair value of warrant liability	25,520	(17,631)	3,030

Total other income (expense), net	25,084	(17,957)	3,666
Loss before income taxes	(3,415)	(42,656)	(15,818)
Income tax benefit	—	—	200

Net loss	$(3,415)	$(42,656)	$(15,618)

Loss per share — basic	$(0.06)	$(1.12)	$(0.58)

Loss per share — diluted (Note 6)	$(0.53)	$(1.12)	$(0.72)

Shares used to compute basic loss per share	53,728,672	38,197,666	26,888,588

Shares used to compute diluted loss per share	54,899,955	38,197,666	26,972,969

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net loss	$(3,415)	$(42,656)	$(15,618)
Other comprehensive income:
Available-for-sale securities:
Unrealized gains during the period , net	9	22	—
Reclassification adjustment	(1)	—	—

Other comprehensive income	8	22	—

Comprehensive loss	$(3,407)	$(42,634)	$(15,618)

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance at December 31, 2009	25,753,405	$345,836	$16,285	$(331,637)	$(5,066)	$25,418

Net loss	—	—	—	(15,618)	—	(15,618)
Common stock issued, net of offering costs of $1.2 million	4,302,791	7,849	—	—	—	7,849
Issuances under employee stock purchase plan	20,434	58	—	—	—	58
Restricted stock units converted	9,498	80	(80)	—	—	—
Restricted stock units granted	—	—	150	—	—	150
Share-based compensation expense	—	—	973	—	—	973
Stock options exercised	2,500	—	—	—	—	—
Warrants expiration	—	27	—	—	—	27

Balance at December 31, 2010	30,088,628	353,850	17,328	(347,255)	(5,066)	18,857

Net loss	—	—	—	(42,656)	—	(42,656)
Unrealized gains on available-for-sale securities	—	—	—	—	22	22
Common stock issued, net of offering costs of $3.1 million	12,944,579	1	52,031	—	—	52,032
Issuances under employee stock purchase plan	71,969	—	207	—	—	207
Restricted stock units granted	—	—	323	—	—	323
Restricted stock units converted	93,122		(55)	—	—	(55)
Share-based compensation expense	—	—	1,204	—	—	1,204
Stock options exercised	12,708	—	48	—	—	48
Warrants issued	—	—	114	—	—	114
Warrants exercised	402,101	—	1,901	—	—	1,901
Reclassification of fair value of warrants exercised from liability to equity	—	—	1,843	—	—	1,843
Reclassification of fair value of outstanding RSUs from equity to liability	—	—	(407)	—	—	(407)

Balance at December 31, 2011	43,613,107	353,851	74,537	(389,911)	(5,044)	33,433

Net loss	—	—	—	(3,415)	—	(3,415)
Unrealized gains on available-for-sale securities	—	—	—	—	8	8
Common stock issued, net of offering costs of $3.8 million	13,512,500	2	50,283	—	—	50,285
Issuances under employee stock purchase plan	55,424	—	182	—	—	182
Restricted stock units converted	32,551		231	—	—	231
Share-based compensation expense	—	—	1,590	—	—	1,590
Stock options exercised	2,655	—	9	—	—	9

Balance at December 31, 2012	57,216,237	$353,853	$126,832	$(393,326)	$(5,036)	$82,323

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(3,415)	$(42,656)	$(15,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	457	462
Amortization of discount and deferred financing costs on notes payable	78	149	—
Share-based compensation expense	1,041	2,342	1,123
Provision for notes receivable, employees	—	—	154
Change in fair value of warrant liability	(25,520)	17,631	(3,030)
Recognition of deferred revenue	—	(145)	(22)
Derecognition of debt	—	(199)	—
Cash settled on conversion of restricted share units	(39)	(189)	—
Other	255	13	206
Net changes in assets and liabilities:
Accounts and other receivables	11	(203)	(58)
Government grants receivable	—	489	(489)
Prepaid and other current assets	(302)	(31)	(434)
Other long-term assets	(307)	(27)	148
Accounts payable	674	(165)	(2)
Accrued and other liabilities	(435)	942	(120)
Accrued compensation and related liabilities	184	172	(118)
Deferred rent	(83)	229	93

Net cash used in operating activities	(27,338)	(21,191)	(17,705)

Cash flows from investing activities
Purchases of investments	(72,037)	(88,118)	(29,331)
Redemption of investments	65,353	56,705	20,212
Purchases of property and equipment	(752)	(142)	(324)

Net cash used in investing activities	(7,436)	(31,555)	(9,443)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	50,466	52,239	13,688
Proceeds from stock options exercised	9	48	—
Proceeds from warrants exercised	—	1,901	—
Proceeds from debt financing, net of issuance cost	—	4,804	—
Principal payment on notes payable	(909)	(151)	—
Repayment on notes payable	(4,135)	—	—

Net cash provided by financing activities	45,431	58,841	13,688

Increase (decrease) in cash and cash equivalents	10,657	6,095	(13,460)
Cash and cash equivalents, beginning of year	11,609	5,514	18,974

Cash and cash equivalents, end of year	$22,266	$11,609	$5,514

Supplemental disclosure of cash flow information
Interest paid	$276	$437	$—

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current classifications in the Consolidated Balance Sheets. These reclassifications relate to the presentation of deferred tax assets and liabilities (presented as part of other assets and accrued liabilities, respectively) as of December 31, 2011 to conform to the December 31, 2012 presentation. These reclassifications did not have a material impact on total assets and total liabilities, and had no impact on loss before income taxes, net loss, loss per share, or total equity.

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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of 90 days or less at the time of purchase. At December 31, 2012, cash and cash equivalents was comprised of $2.4 million in cash, and $19.9 million in money market funds. As of December 31, 2011, cash and cash equivalents was comprised of $4.8 million in cash and $3.9 million in certificates of deposit and $2.9 million in money market funds. The carrying value of cash equivalents approximates their fair value.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income or loss whenever it is necessary to reflect an other-than-temporary impairment. All asset classes purchased for short-term investment are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investment in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back in to compliance.

The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gains or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2012:
Cash	$2,407	$—	$—	$2,407
Money market funds	19,859	—	—	19,859
Debt securities of U.S. government agencies	52,415	29	—	52,444
Corporate bonds	9,045	1	—	9,046

Total	$83,726	$30	$—	$83,756

As of December 31, 2011:
Cash	$4,841	$—	$—	$4,841
Money market funds	2,869	—	—	2,869
Certificates of deposits	10,633	—	—	10,633
Debt securities of U.S. government agencies	16,378	2	—	16,380
Corporate bonds	31,664	20	—	31,684

Total	$66,385	$22	$—	$66,407

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s available for sale securities by contractual maturity:

	As of December 31, 2012		As of December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$78,819	$78,847	$59,012	$59,035
Greater than one year but less than five years	2,500	2,502	2,532	2,531

Total	$81,319	$81,349	$61,544	$61,566

Warrants

Warrants issued in connection with the Company’s May 2009 and September 2010 financings are recorded as liabilities as both have the potential for cash settlement upon the occurrence of a fundamental transaction (as defined in the warrant; see “Note 6 — Share Capital”). Changes in the fair value of the warrants are recognized as other income (expense) in the consolidated statements of operations.

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

Goodwill

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. There were no impairment charges recorded for any of the periods presented.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Deferred rent

Rent expense is recognized on a straight-line basis over the term of the lease. Lease incentives, including rent holidays provided by lessors, and rent escalation provisions are accounted for as deferred rent.

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

Effective January 1, 2011, the Company adopted new accounting guidance on a prospective basis and will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This new guidance will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of December 31, 2012, the Company had not entered into any new revenue arrangements, or materially modified any of its existing, revenue arrangements and as such, these provisions do not apply.

The Company has historically generated revenue from the following activity:

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Government grants

Funds received pursuant to government grants are recognized when the related research and development expenditures that qualify for grants are made and the Company has complied with the conditions for the receipt of the government grants. Government grants are recorded as other income or applied to reduce eligible expenses incurred, depending upon the circumstances surrounding timing of grant funding. In 2010, the Company was awarded a federal grant for $0.5 million under the U.S. Government’s Qualifying Therapeutic Discovery Project program for expenses incurred in 2009 and 2010, and recorded the funding received as other income in 2010.

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

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. Basic net loss per share equaled the diluted loss per share for the year ended December 31, 2011, since the effect of the shares potentially issuable upon the exercise or conversion was anti-dilutive. For additional information regarding the income or loss per share, see “Note 6 — Share Capital.”

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company does not believe any uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements nor expects any material change in its position in the next twelve months. Penalties and interest, of which there are none, would be reflected in income tax expense. Tax years are open to the extent the Company has net operating loss carryforwards available to be utilized currently.

Accumulated other comprehensive income (loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to the unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments that arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar functional currency consolidated financial statements prior to January 1, 2008. Should the Company

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, as a charge to earnings in the Company’s consolidated statement of operations and comprehensive income (loss).

The balance of accumulated other comprehensive loss as reported on the Company’s Consolidated Balance Sheets consists of the following components:

	As of December 31,
	2012	2011
	(In thousands)
Unrealized gains on available-for-sale securities, net	$30	$22
Foreign currency translation adjustment	(5,066)	(5,066)

Accumulated other comprehensive loss	$(5,036)	$(5,044)

Share-based compensation

The Company recognizes in the statements of operations the estimated grant date fair value of share-based compensation awards granted to employees over the requisite service period. Share-based compensation expense in the consolidated statements of operations is recorded on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period, with the offset to additional paid-in capital. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For non-employee directors, the Company sponsors a Restricted Share Unit Plan, or RSU Plan that was established in 2005. An amendment to the RSU Plan in October 2011 requires the Company to settle 25% of the shares of its common stock otherwise deliverable in connection with the vesting of any restricted stock unit, or RSU and deliver to each non-employee director an amount in cash equal to the fair market value of the shares on the vesting date to satisfy the non-employee directors’ tax obligations. This amendment resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The Company uses the closing share price of its shares on the NASDAQ Global Market at the reporting or settlement date to determine the fair value of RSUs.

The Company maintains an Employee Stock Purchase Plan, or ESPP under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The Company recognizes the estimated fair value of the ESPP which determined by the Black-Scholes option pricing model in the statement of operations.

For additional information regarding the share-based compensation, see “Note 7 — Share-based Compensation.”

Segment information

The Company operates in a single business segment — research and development of therapeutic products for the treatment of cancer.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Recent accounting pronouncements

In September 2011, FASB issued guidance on testing goodwill for impairment. The guidance simplifies how an entity tests goodwill for impairment. It allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement on January 1, 2012 had no impact on the Company’s financial position or results of operations.

In June 2011, FASB and the IASB issued guidance on presentation of items within other comprehensive income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these standards using the two separate but consecutive statements approach on January 1, 2012 for all periods presented, which impacted presentation only and had no effect on the Company’s financial position or results of operations.

In May 2011, FASB and the IASB published converged standards on fair value measurement and disclosure. The standards do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The standards clarified some existing rules and provided guidance for additional disclosures: (1) the concepts of “highest and best use” and “valuation premise” in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) when measuring the fair value of instruments classified in equity (e.g., equity issued in a business combination), the entity should measure it from the perspective of a market participant that holds that instrument as an asset; and (3) quantitative information about the unobservable inputs used in Level 3 measurements should be included. The amendments in this update are applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement on January 1, 2012 only impacted the disclosures within the Company’s financial statements, and not its financial position or results of operations.

3.	FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs. There are three levels of inputs that may be used to measure fair value:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market funds	$19,859	$—	$—	$19,859	$2,869	$—	$—	$2,869
Certificates of deposits	—	—	—	—	—	10,633	—	10,633
Debt securities of U.S. government agencies	—	52,444	—	52,444	—	16,380	—	16,380
Corporate bonds	—	9,046	—	9,046	—	31,684	—	31,684

	$19,859	$61,490	$—	$81,349	$2,869	$58,697	$—	$61,566

Financial Liability:
Restricted Share Units	$271	$—	$—	$271	$1,088	$—	$—	$1,088
Warrants	—	—	3,251	3,251	—	—	28,771	28,771

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

There were no transfers between Level 1 and Level 2 during 2012.

The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model with the following inputs:

	As of December 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.92	$1.92
Expected dividend rate	0.0%	0.0%
Expected volatility	99.2%	81.1%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.40	2.78

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

	As of December 31, 2011
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$7.58	$7.58
Expected dividend rate	0.0%	0.0%
Expected volatility	63.4%	80.4%
Risk-free interest rate	0.3%	0.5%
Expected life (in years)	2.40	3.75

The table below shows the reconciliation of warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$28,771	$12,983
Change in fair value of warrant liability included in:
Other expense (income)	(25,520)	17,631
Reclassified to equity upon exercise of warrants	—	(1,843)

Balance at the end of period	$3,251	$28,771

Expected volatility is an unobservable input that is inter-related to the market value or price of the Company’s stock, since the calculation for volatility is based on the Company’s historical closing prices. If volatility were to change by 10%, the value of the warrant liability would change by approximately $0.6 million.

4.	PROPERTY AND EQUIPMENT

The table below outlines the cost, accumulated depreciation and amortization and net carrying value of the Company’s property and equipment for the years ended December 31, 2012 and 2011:

	2012
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Leasehold improvements	$1,580	$604	$976
Scientific equipment	2,095	1,212	883
Office equipment	34	20	14
Computer software and equipment	325	311	14

	$4,034	$2,147	$1,887

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

	2011
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Leasehold improvements	$1,574	$412	$1,162
Scientific equipment	1,373	927	446
Office equipment	34	13	21
Computer software and equipment	319	305	14

	$3,300	$1,657	$1,643

Depreciation and leasehold improvement amortization expense was $0.5 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

5.	NOTES PAYABLE

On February 8, 2011, the Company entered into a Loan and Security Agreement with General Electric Capital Corporation, or GECC, and with the other financial institutions that may become parties to the Loan and Security Agreement (GECC and such other financial institutions together, the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of $5.0 million, or Term Loan, subject to the terms and conditions set forth in the Term Loan. On February 8, 2011, the Lenders funded a Term Loan in the principal amount of $5.0 million on a total facility of $12.5 million. The Term Loan accrued interest at a fixed rate of 10.64% per annum and was payable over a 42-month period. In connection with the Term Loan, on February 8, 2011, the Company issued to an affiliate of GECC a warrant to purchase up to an aggregate of 48,701 shares of common stock at an exercise price of $3.08 per share. This warrant, classified as equity, is immediately exercisable and will expire on February 8, 2018.

On June 29, 2012, the Company paid approximately $4.1 million to extinguish the outstanding balance of its term loan with GECC prior to its scheduled maturity. During the year ended December 31, 2012, the Company incurred a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt. As of December 31, 2012, the outstanding balance of the debt, the unamortized deferred financing costs and unamortized debt discount is zero.

Interest expense for the years ended December 31, 2012 and 2011, all of which related to the Term Loan, was $308,745 and $631,132, respectively. No interest expense was incurred for the years ended December 31, 2010. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $77,504 and $149,287 for the years ended December 31, 2012 and 2011, respectively.

6.	SHARE CAPITAL

Class UA preferred stock

As of December 31, 2012 and 2011, the Company had 12,500 shares of Class UA preferred stock authorized, issued and outstanding. The Class UA preferred stock has the following rights, privileges, and limitations:

Voting.    Each share of Class UA preferred stock will not be entitled to receive notice of, or to attend and vote at, any Stockholder meeting unless the meeting is called to consider any

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Preferred stock

As of December 31, 2012 and 2011, the Company had 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, authorized, with none outstanding. Shares of preferred stock may be issued in one or more series from time to time by the board of directors of the Company, and the board of directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the board of directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Common stock

As of December 31, 2012, the Company had 100,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Amounts pertaining to issuances of common stock are classified as common stock on the consolidated balance sheet, approximately $5,722 and $4,360 of which represents par value of common stock as of December 31, 2012 and 2011 respectively. Additional paid-in capital primarily relates to amounts for share-based compensation (see “Note 7 — Share-based Compensation”).

Equity Financings and Warrants

In connection with certain equity and debt financings, the Company issued warrants to purchase shares of its common stock. In May 2009 and September 2010, the Company issued warrants to purchase 2,909,244 and 3,182,147 shares of its common stock respectively in connection with a registered direct offering of its common stock and warrants. These warrants are classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement.

In February 2011, the Company issued 48,701 warrants, which have been classified as equity, to purchase shares of common stock in connection with a Loan and Security Agreement entered into with GECC.

A summary of outstanding warrants as of December 31, 2012 and 2011 and changes during the years is presented below.

	2012	2011
	Shares Underlying Warrants	Shares Underlying Warrants
Balance, beginning of year	5,922,089	6,819,641
Warrants issued with term loan	—	48,701
Exercise of warrants	—	(402,103)
Expiration of warrants	—	(544,150)

Balance, end of year	5,922,089	5,922,089

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes information regarding warrants outstanding at December 31, 2012:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
$3.08	48,701	February 8, 2018
$3.74	2,691,241	May 26, 2014
$4.24	3,182,147	October 12, 2015

	5,922,089

	Years Ended December 31,
	2012	2011
Shares underlying warrants outstanding classified as liabilities	5,873,388	5,873,388
Shares underlying warrants outstanding classified as equity	48,701	48,701

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

On February 3, 2012, the Company entered into an agreement, or Sales Agreement with Cowen and Company, LLC(“Cowen”), to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

“at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of the date hereof.

On April 3, 2012, the Company closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company, were approximately $50.3 million.

Loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. The calculation of diluted income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to income (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share computations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
		(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(3,415)	$(42,656)	$(15,618)
Adjustments for change in fair value of warrant liability	(25,520)	—	(3,887)

Diluted	$(28,935)	$(42,656)	$(19,505)

Denominator:
Weighted average shares outstanding used to compute loss per share:
Basic	53,728,672	38,197,666	26,888,588
Dilutive effect of warrants	1,171,283	—	84,381

Diluted	54,899,955	38,197,666	26,972,969

Loss per share — basic	$(0.06)	$(1.12)	$(0.58)

Loss per share — diluted	$(0.53)	$(1.12)	$(0.72)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive:

	Years Ended December 31,
	2012	2011	2010
Director and employee stock options	2,934,453	2,441,725	2,075,025
Warrants	48,701	5,922,089	3,866,297
Non-employee director restricted share units	140,968	143,495	217,198
Employee stock purchase plan	4,758	1,067	2,604

For all periods presented, shares contingently issuable in connection with an agreement with Merck KGaA agreement (discussed below) and contingently issuable shares in connection with the October 30, 2006 ProlX acquisition, have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.

Under the terms of a common stock purchase agreement with Merck KGaA, upon the first submission of a biologics license application, or BLA for L-BLP25, if any, the Company is required to sell and Merck KGaA is required to purchase from the Company a number of shares of Company common stock equal to (1) $1.5 million divided by (2) 115% of the 90-day weighted average per share price of such shares immediately prior to such submission date. During periods presented, no additional common shares were issued to Merck KGaA under such agreement.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

7.	SHARE-BASED COMPENSATION

Share option plan

The Company sponsors a Share Option Plan, or Option Plan under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008, options were granted with a per share exercise price, in Canadian dollars, equal to the closing market price of the Company’s shares of common stock on the Toronto Stock Exchange on the date immediately preceding the date of the grant. After April 1, 2008, options were granted with a per share exercise price, in U.S. dollars, equal to the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the date of grant. Canadian dollar amounts reflected in the tables below, which approximates their U.S. dollar equivalents as differences between the U.S. dollar and Canadian dollar exchange rates for the periods reflected below are not material. Prior to January 2010, options granted under the Option Plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. After January 2010, options granted under the Option Plan begin to vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. The current maximum number of shares of common stock reserved for issuance under the Option Plan is 4,804,980. As of December 31, 2012, 1,852,606 shares of common stock remain available for future grant under the Option Plan.

A summary of option activity under the Option Plan as of December 31, 2012, and changes during such year is presented below. As described above, prior to April 1, 2008, exercise prices were denominated in Canadian dollars and in U.S. dollars thereafter. The weighted average exercise prices listed below are in their respective dollar denominations.

Options	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
In Canadian dollars ($CDN): Outstanding at January 1, 2012	769,683	$8.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(39,866)	13.06

Outstanding at December 31, 2012	729,817	$7.79	1.77	$—

Vested or expected to vest at December 31, 2012	729,817	$7.79	1.77	$—

Vested and exercisable at December 31, 2012	729,817	$7.79	1.77	$—

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Options	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
In US dollars ($US):
Outstanding at January 1, 2012	1,672,042	$4.50
Granted	554,500	4.82
Exercised	(2,655)	3.57
Forfeited	(19,251)	4.56

Outstanding at December 31, 2012	2,204,636	$4.58	6.11	$134,070

Vested or expected to vest at December 31, 2012	2,142,885	$4.57	5.14	$134,070

Vested and exercisable at December 31, 2012	952,793	$4.10	6.08	$100,553

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2012. The total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $2.93 million, $1.57 million and $0.68 million, respectively. Cash received from stock option exercises during the years ended December 31, 2012, 2011 and 2010 was immaterial. The total intrinsic value of option exercised during 2012, 2011 and 2010 was immaterial. There were 2,655, 12,708 and 2,500 stock options exercised during 2012, 2011 and 2010, respectively. As of December 31, 2012, there were 122,625 exercisable, in-the-money stock options based on the Company’s closing share price of $1.92 on The NASDAQ Global Market.

Share-based compensation expense related to the stock option plan of $1.4 million, $1.1 million and $0.9 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Total compensation cost related to non-vested stock options not yet recognized was $3.3 million as of December 31, 2012, which is expected to be recognized over the next 36 months on a weighted-average basis.

The Company uses the Black-Scholes option pricing model to value options upon grant date, under the following weighted average assumptions:

	2012	2011	2010
Weighted average grant-date fair value per stock option $US	$3.41	$4.76	$2.49
Expected dividend rate	—	—	—
Expected volatility	84.68%	82.63%	89.11%
Risk-free interest rate	0.89%	1.29%	2.00%
Expected life of options in years	6.0	6.0	6.0

The expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method, which calculates the expected life as the average of the vesting term and the contractual term of the option. The Company’s historical stock option exercise data was impacted by a restructuring of its business in 2008. Because the Company does not have sufficient historical stock option exercise data to accurately estimate the expected term used for its valuation of stock

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

options, the Company continues to use the simplified method to calculate the expected term of new stock option grants. As the Company accumulates more data and history related to the exercises of stock option awards, the Company will reassess its use of the simplified method to determine the expected term. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an equivalent expected term of the option. The Company does not expect to pay dividends on its common stock. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Restricted share unit plan

The Company also sponsors a RSU Plan for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of December 31, 2012, 170,898 shares of common stock remain available for future grant under the RSU Plan. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common share closing trading price on the date of grant as quoted on the NASDAQ Global Market.

Upon vesting, RSUs of 43,397, 121,393 and 9,498 with a weighted average fair value of $3.55, $7.47 and $8.46 were converted into 43,397, 121,393 and 9,498 shares of common stock during 2012, 2011 and 2010, respectively. Pursuant to an October 2011 amendment to the Company’s RSU Plan, the Company withheld 10,846 shares of the 43,397 RSUs during 2012 and 28,271 shares of the 121,393 RSUs during 2011. The Company delivered to non-employee directors cash totaling $38,544 and $189,354, which was equal to the fair value of the shares withheld on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs for the years ended December 31, 2012 and 2011, respectively.

A summary of the RSU activity under the Company’s RSU Plan as of December 31, 2012, and changes during such year is presented below:

Restricted Share Units	Restricted Share Units	Weighted Average Fair Value per Unit
Outstanding at January 1, 2012	143,495	$7.58
Granted	40,870	3.67
Converted	(43,397)	3.55

Outstanding at December 31, 2012	140,968	$1.92

Expected to vest at December 31, 2012	140,968	$1.92

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

As a result of the October 2011 amendment discussed above, an additional $0.8 million in share-based compensation expense was recorded in general and administrative expenses for the year ended December 31, 2011.

As of December 31, 2012, there was no unrecognized compensation cost related to unvested RSUs. A reduction of share-based compensation expense of $0.5 million was recognized on the RSU Plan in 2012 and share-based compensation expense of $1.1 million and $0.1 million was recognized on the RSU Plan in 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company adopted an the ESPP on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock.

Fair value of shares purchases under the Company’s ESPP was estimated at subscription dates using a Black-Scholes valuation model, which requires the input of highly subjective assumptions including expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the ESPP’s expected life, which is determined by length of time between the subscription date and the purchase date. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an equivalent expected term of the ESPP. The Company does not expect to pay dividends on its common stock.

For the year ended December 31, 2012, 2011 and 2010, expense related to this plan was $184,960, $153,000 and $54,000, respectively. Under the ESPP, the Company issued 49,086 and 6,338 shares to employees at a purchase price of $3.33 and $2.82 per share respectively during 2012. The Company issued 70,934 and 1,035 shares to employees at a purchase price of $2.82 and $6.27 per share respectively during 2011. There are 752,173 shares reserved for future purchases as of December 31, 2012. As of December 31, 2012, there was $84,469 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of one year.

8.	COLLABORATIVE AND LICENSE AGREEMENTS

2001 Merck KGaA Agreements

On May 3, 2001, the Company entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development, and commercialization of two of the Company’s product candidates, L-BLP25 and Theratope. The collaboration covered the entire field of oncology for these two product candidates and was documented in collaboration and supply agreements (the “2001 Agreements”). The Company’s deliverables under the 2001 Agreements included (1) the license of rights to the product

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

candidates, (2) collaboration with Merck KGaA, including shared responsibilities for the clinical development and post-commercialization promotion of the product candidates, (3) participation in a joint steering committee, (4) participation in a manufacturing/CMC Project team, (5) delivery of any improvements of L-BLP25 to Merck and (6) manufacturing of the product candidates.

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

In connection with the execution of the 2001 collaboration agreement and supply agreement, the Company received up-front cash payments of $2.8 million ($1.0 million for executing the agreement and $1.8 million as reimbursement of pre-agreement clinical development expenses incurred by the Company) and $4.0 million, respectively. In addition, under the 2001 Agreements the Company was entitled to receive (1) a $5.0 million payment contingent upon enrollment of the first patient in a Phase 3 clinical trial, (2) various additional contingent payments, up to a maximum of $90.0 million in the

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

aggregate (excluding payments payable with respect to Theratope, the development of which was discontinued in 2004), tied to BLA submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for various sales milestones, and (3) royalties in the low twenties based on net sales outside of North America. Under the 2001 supply agreement, the Company was entitled to receive reimbursements from Merck KGaA for a portion of the L-BLP25 manufacturing costs.

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

In June 2004, following the failure of Theratope in a Phase 3 clinical trial, Merck KGaA returned to the Company all rights to Theratope and development of Theratope was discontinued; however, the parties continued to collaborate under the terms of the 2001 Agreements with respect to the development of L-BLP25, which in 2004 had shown positive results in a Phase 2 clinical trial. In connection with the discontinuation of Theratope, the Company accelerated recognition of approximately $4.5 million in previously deferred revenue, which corresponded to the portion of the up-front cash payments under the 2001 Agreements that was allocated to Theratope. The remaining deferred revenue related to L-BLP25 was then amortized over a period to end in 2018, the period estimated by management to represent the estimated useful life of the product and estimated period of its ongoing obligations, which corresponded to the estimated life of the issued patents for L-BLP25.

2006 Merck KGaA LOI

On January 26, 2006, the parties entered into a binding letter of intent (the “LOI”) pursuant to which the 2001 Agreements were amended in part and the parties agreed to negotiate in good faith to amend and restate the 2001 collaboration and supply agreements, as necessary, to implement the provisions contemplated by the LOI. The Company’s deliverables under the 2001 Agreements, as amended by the LOI, remained (1) the license of rights to L-BLP25, (2) participation in a joint steering committee, (3) participation in a manufacturing/CMC Project team, (4) delivery of any improvements of L-BLP25 to Merck and (5) manufacturing of the product candidate.

Pursuant to the LOI, in addition to the rights granted pursuant to the 2001 Collaboration Agreement, the Company granted to Merck KGaA an exclusive license with respect to the clinical development and commercialization of L-BLP25 in the United States and, subject to certain conditions, to act as a secondary manufacturer of L-BLP25. The Company’s right to commercialize L-BLP25 in Canada remained unchanged. The license grant was effective as of March 1, 2006. The exclusivity period of such license corresponded to that under the 2001 collaboration agreement.

Pursuant to the LOI, the joint steering committee continued to meet and served as the vehicle through which Merck KGaA provided updates and shared information regarding

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

clinical development and marketing; however, it ceased to be a decision-making body. The Company continued to have responsibility for manufacturing. Further, the parties’ collaboration, including the term of the 2001 collaboration agreement, was not otherwise affected.

Pursuant to the LOI, the Company continued to be responsible for the manufacturing of the clinical supply of L-BLP25 for which Merck KGaA agreed to pay the Company its cost of manufacturing. The 2001 supply agreement’s term was not modified by the LOI.

Further, under the LOI, the $5.0 million contingent payment payable to the Company under the 2001 Agreements upon enrollment of the first patient in a Phase 3 clinical trial was amended such that the Company was entitled to receive a $2.5 million contingent payment upon the execution of the amended and restated collaboration and supply agreements contemplated by the LOI and a $2.5 million contingent payment upon enrollment of the first patient in such Phase 3 clinical trial. In addition, under the LOI the Company was entitled to receive (1) various additional contingent payments tied to the same events and up to the same maximum amounts as under the 2001 Agreements, (2) royalties based on net sales outside of North America at the same rates as under the 2001 Agreements and (3) royalties based on net sales inside of the North America ranging from a percentage in the high-twenties to the mid-twenties, depending on the territory in which the net sales occur. The royalty rate was higher in North America than in the rest of the world in return for the Company relinquishing its rights to L-BLP25 in the United States. In February 2007, the Company announced that the first patient had been enrolled in the global Phase 3 L-BLP25 clinical trial for non-small cell lung cancer (“NSCLC”), triggering the contingent payment by Merck KGaA to the Company of $2.5 million. This payment was received in March 2007.

The Company assessed whether objective and reliable evidence of fair value of the undelivered elements under the 2001 Agreements, as amended by the LOI, existed as the manufacturing deliverable was shipped, and concluded such evidence did not exist. As a result, it was concluded that all deliverables in the arrangement were to be considered a single unit of accounting.

The Company recorded the payments received under the LOI as deferred revenue and recognized such revenue ratably over the remaining estimated product life of L-BLP25, which was until 2018. The Company did not receive any royalties under the LOI. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue recognition.”

2007 Merck KGaA Agreements

On August 8, 2007, the parties amended and restated the collaboration and supply agreements (as amended and restated, the “2007 Agreements”), which restructured the 2001 Agreements and formalized the terms set forth in the LOI. The Company’s deliverables under the 2007 Agreements remained (1) the license of rights to L-BLP25, (2) participation in a joint steering committee, (3) participation in a manufacturing/CMC Project team, (4) delivery of any improvements of L-BLP25 to Merck and (5) manufacturing of the product candidates.

Under the 2007 collaboration agreement, in addition to the rights granted pursuant to the 2001 collaboration agreement (as modified by the LOI), the Company granted to Merck KGaA an exclusive license to develop and commercialize L-BLP25 in Canada. For accounting purposes, the license grant to develop L-BLP25 in Canada was effective as of

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

the date of the 2007 collaboration agreement. As a result, Merck KGaA obtained an exclusive world-wide license with respect to the development and commercialization of L-BLP25. The exclusivity period of such license corresponded to that under the 2001 collaboration agreement; however, whereas the license was perpetual and was subject to termination by Merck KGaA the Company believed that the appropriate amortization period, and therefore the period of performance under the agreements, for amounts arising under the contract corresponds to the estimated product life of L-BLP25, or until 2018.

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

Under the 2007 supply agreement, the Company continued to be responsible for the manufacturing of the clinical and commercial supply of L-BLP25 for which Merck KGaA agreed to pay the Company its cost of goods (which included amounts owed to third parties) and provisions for certain contingent payments to the Company related to manufacturing scale-up and process transfer were added. The 2007 supply agreement’s term corresponded to that under the 2001 collaboration agreement.

The entry into the 2007 Agreements triggered a payment to the Company of $2.5 million. Such payment was received in September 2007 and recorded as deferred revenue and recognized ratably over the remaining estimated product life of L-BLP25, which was until 2018. In addition, under the 2007 Agreements, the Company was entitled to receive (1) a $5.0 million payment tied to the transfer of certain assays and methodology related to the manufacturing of L-BLP25, a $3.0 million payment tied to the transfer of certain L-BLP25 manufacturing technology and a $2.0 million payment tied to the receipt of the first manufacturing run at commercial scale of L-BLP25 (provided that, in each case, such payments would have been payable by December 31, 2009, regardless of whether the applicable triggering event had been met), (2) various additional contingent payments tied to the same events and up to the same maximum amounts as under the 2001 Agreements, (3) royalties based on net sales outside of North America at the same rates as under the 2001 Agreements and (4) royalties based on net sales inside of North America with percentages in the mid-twenties, depending on the territory in which the net sales occur. If the manufacturing process payments due by December 31, 2009 were paid in full, the royalty rates would be reduced in all territories by 1.25%, relative to the 2001 Agreements and the LOI. In December 2007 and May 2008, the Company received from Merck KGaA a $5.0 million and a $3.0 million payment, respectively, related to the transfer of certain manufacturing information and technology.

The Company assessed whether objective and reliable evidence of fair value of the undelivered elements under the 2007 Agreements existed as the manufacturing deliverable was shipped, and concluded such evidence did not exist. As a result, it was concluded that all deliverables in the arrangement was to be considered a single unit of accounting.

The Company recorded the manufacturing process transfer payments received under the 2007 Agreements as deferred revenue and recognized such revenue ratably over the remaining estimated product life of L-BLP25. After execution of the 2007 supply agreement, the Company reported revenue and associated clinical trial material costs

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

related to the supply of L-BLP25 separately in the consolidated statements of operations as contract manufacturing revenue and manufacturing expense, respectively. Under the 2007 supply agreement, the Company was entitled to invoice and receive a specified upfront payment on the contractual purchase price for L-BLP25 clinical trial material after the receipt of Merck KGaA’s quarterly 12-month rolling forecast requirements. The Company invoiced the remaining balance of the contractual purchase price after shipment of the clinical trial material to Merck KGaA. The upfront entitlements were recorded as deferred revenue and such entitlements and the remaining balance of the purchase price were recognized as contract manufacturing revenue after shipment to Merck KGaA upon the earlier of (1) the expiration of a 60-day return period (since returns could not be reasonably estimated) and (2) formal acceptance of the clinical trial material by Merck KGaA. Concurrently, the associated costs of the clinical trial material was removed from inventory and recorded as manufacturing expense. The Company did not receive any royalties under the 2007 Agreements. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue recognition.”

2008 Merck KGaA Agreements

On December 18, 2008, the Company entered into a license agreement with Merck KGaA which replaced the 2007 Agreements. Pursuant to the 2008 license agreement, in addition to the rights granted pursuant to the 2007 collaboration agreement, the Company granted to Merck KGaA the exclusive right to manufacture L-BLP25 and the right to sublicense to other persons all such rights licensed to Merck KGaA. The license grant was effective as of the date of the 2008 license agreement. The exclusivity period of such license corresponded to that under the 2007 collaboration agreement.

In addition, (1) the joint steering committee was abolished, (2) the Company transferred certain manufacturing know-how to Merck KGaA, (3) the Company agreed not to develop any product that is competitive with L-BLP25, other than its product candidate ONT-10, (4) the Company granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10 and (5) the Company sold other L-BLP25-related assets as described in further detail below.

The only deliverable under the 2008 license agreement was the license grant. Upon the execution of the agreements with Merck KGaA in December 2008, all future Company performance obligations related to the collaboration for the clinical development and development of the manufacturing process of L-BLP25 were removed and continuing involvement by the Company in the development and manufacturing of L-BLP25 ceased (although the Company continues to be entitled to certain information rights with respect to clinical testing, development and manufacture of L-BLP25).

In return for the license of manufacturing rights and transfer of manufacturing know-how under the 2008 license agreement, the Company received an up-front cash payment of approximately $10.5 million. In addition, under the 2008 license agreement (1) the provisions with respect to contingent payments under the 2007 Agreements remained unchanged and (2) the Company is entitled to receive royalties based on net sales of L-BLP25 ranging from a percentage in mid-teens to high single digits, depending on the territory in which the net sales occur. The royalties rates under the 2008 license agreement were reduced by a specified amount which management believes is consistent with the estimated costs of goods, manufacturing scale up costs and certain other expenses assumed by Merck KGaA. Since the Company had no further deliverables under the 2008

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

License Agreement, the Company (1) recognized as revenue the balance of all previously deferred revenue of $13.2 million relating to the Merck KGaA collaboration and (2) the final $2.0 million manufacturing process transfer payment was recognized as revenue when received in December 2009. For more information regarding the Company’s revenue recognition policies, see “Note 2 — Significant Accounting Policies — Revenue recognition.”

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

In connection with the entry into the 2008 license agreement, the Company also entered into an asset purchase agreement pursuant to which the Company sold to Merck KGaA certain assets related to the manufacture of, and inventory of, L-BLP25, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacturing of L-BLP25 and the Company’s obligations related to the lease of the Company’s Edmonton, Alberta, Canada facility.

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

Sanford-Burnham Medical Research Institute Agreement

In September 2011, the Company entered into an exclusive, worldwide license agreement with the Sanford-Burnham Medical Research Institute, or SBMRI for certain intellectual property related to SBMRI’s small molecule program based on ONT-701 and related compounds. ONT-701 is a pan-inhibitor of the B-cell lymphoma-2, or Bcl-2 family of anti-apoptotic proteins and is currently in pre-clinical development. Because the Company acquired ONT-701 in an early research stage, the Company determined the compound did not have an alternate future use. Under the terms of this agreement, the Company made a payment of $1.5 million to SBMRI, which was recorded as part of research and development expense. In addition, the Company may be required to make milestone payments of up to approximately $26 million upon the occurrence of certain clinical development and regulatory milestones and up to $25 million based on certain net sales targets. The Company would be required to pay a royalty in the low to mid-single digits on net sales of licensed products. In addition, if the Company generates income from a sublicense of any of the licensed rights, it must pay SBMRI a portion of certain income received from the sublicensee at a rate between mid-single digits and 30%, depending on stage of the clinical development of the rights when the sublicense is granted. Unless earlier terminated in accordance with the license agreement, the agreement shall terminate on a country-by-country basis upon the later of (i) 10 years after the first commercial sale of the first licensed product and (ii) the expiration of the last-to-expire patent within the licensed patents.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

9.	INVESTMENT AND OTHER INCOME (EXPENSE), NET

Net investment and other income (expense) include the following components for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Government grant	$—	$—	$489
Investment income, net	128	115	177
Loss on extinguishment of debt	(279)	—	—
Net foreign exchange gain (loss)	1	(9)	(27)
Gain (loss) on sale of equipment	24	—	(6)
Loss on sale of investment	(1)	—	—
Other income	—	199	3

Total investment and other income (expense), net	$(127)	$305	$636

10.	INCOME TAX

The income tax benefit consists of the following for the year ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal:
Current	$—	$—	$200
Deferred	—	—	—

Income tax benefit	$—	$—	$200

In 2010, the Company recorded a current federal tax benefit of $0.2 million for the year ended December 31, 2010, which consists of recovery of federal alternative minimum tax previously paid.

The benefit (provision) for income taxes is different from applying the statutory federal income tax rate as follows:

	2012	2011	2010
Tax benefit at statutory rate	35.0%	35.0%	35.0%
Change in fair value of warrant liability	259.6	(14.6)	6.8
Deferred tax adjustment	0.0	1.0	15.0
Other	(1.9)	(1.6)	4.0
Change in valuation allowance	(292.7)	(16.4)	(50.2)
Expiration of loss carryforwards and credits	(0.0)	(3.4)	(9.2)

Income tax benefit	0.0%	0.0%	1.4%

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Consolidated Balance Sheets and consist of the following as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Deferred tax assets
Current
Accrued expenses and other	$450	$366
Valuation allowance	(447)	(366)

Net current deferred tax assets	3	0
Non-current deferred tax assets
Tax benefits from losses carried forward and tax credits	149,860	139,252
Stock based compensation	2,027	1,783
Intangible assets	1,152	1,275
Other	102	80

	153,141	142,390
Valuation allowance	(152,834)	(142,202)

Net non-current deferred tax assets	307	188

Deferred tax liabilities
Current
Prepaid expenses	310	188

Total current deferred tax liabilities	310	188

Net deferred tax asset (liability)	$—	$—

Based on the available evidence, the Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of these deferred tax assets will not be realized. The valuation allowance increased by $10.9 million and $5.0 million during the years ended December 31, 2012 and 2011, respectively.

The Company has recorded the following uncertain tax positions as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Balance at January 1	$729	$—	$—
Decrease related to prior year tax positions	—	—	—
Increase related to prior year tax positions	12	729	—
Increase related to current year tax positions	—	—	—
Decrease related to current year tax positions	—	—	—
Decrease related to settlements with tax authorities	—	—	—
Lapses of statute of limitations	(79)	—	—

Balance at December 31	$662	$729	$—

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

None of the unrecognized tax benefits that, if recognized, would affect the effective tax rate due to valuation allowance. We are currently not under audit by the federal, state and foreign tax authorities. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefit will materially increase or decrease within the next 12 months.

United States

The Company has accumulated net operating losses of $129 million and $103 million for United States federal tax purposes at December 31, 2012 and 2011, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2018 through 2032.

Canada

The Company has unclaimed Canada federal investment tax credits of $20.5 million and $20.2 million (CAD) at December 31, 2012 and 2011, respectively that expire in fiscal years 2017 through 2028. The Company has scientific research & experimental development expenditures of $137.5 million and $135.3 million for Canada federal purposes and $59.9 million and $60.1 million for provincial purposes at December 31, 2012 and 2011 respectively. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has Canada federal capital losses of $185.9 million and $182.9 million and provincial capital losses of $186.0 million and $182.9 million at December 31, 2012 and 2011 respectively that can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $5.4 million and $6.4 million at December 31, 2012 and 2011 for Canada federal tax purposes and $4.2 million and $4.2 million at December 31, 2012 and 2011 for provincial purposes which expire between 2026 and 2030. The Company is subject to examination by the Canada Revenue Agency for years after 2006. However carryforward attributes that were generated prior to 2006 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

Other

The Company files federal and foreign income tax returns in the United States and abroad. For U.S. federal income tax purposes, the statute of limitations is open for 1998 and onward for the United States and Canada due to net operating loss carried forwards.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock (See “Note 6 — Share Capital”), the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

Under certain licensing arrangements for technologies incorporated into the Company’s product candidates, the Company is contractually committed to payment of ongoing licensing fees and royalties, as well as contingent payments when certain milestones as defined in the agreements have been achieved.

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by U.S. tax authorities. The Company’s matching contributions to the plan totaled $0.2 million for the year ended December 31, 2012 and $0.1 million in each of the years ended December 31, 2011 and 2010, respectively. There were no changes to the plan during the year ended December 31, 2012.

Lease obligations — operating leases

The Company is committed to annual minimum payments under operating lease agreements for its office and laboratory space and equipment) as follows (in thousands):

Year Ending December 31,
2013	$590
2014	600
2015	608
2016	617
2017	622
Thereafter	604

$3,641

Rental expense for operating leases in the amount of $0.5 million, $0.5 million and $0.6 million have been recorded in the consolidated statements of operations in 2012, 2011 and 2010, respectively. In May 2008, the Company entered into a lease agreement to lease office and laboratory space for its headquarters in Seattle, Washington totaling approximately 17,000 square feet. The lease, which expires in December 2018, provides for a monthly base rent of $47,715 increasing to $52,259 in 2018. The Company has also entered into operating lease obligations through June 2017 for certain office equipment, which are included in the table above.

Other obligations

In connection with the acquisition of ProlX, the Company may become obligated to issue additional shares of our common stock to the former stockholders of ProlX upon satisfaction of certain milestones. The Company may become obligated to issue shares of our common stock with a fair value of $5.0 million (determined based on a weighted average trading price at the time of issuance) upon the initiation of the first Phase 3 clinical trial for a ProlX product that qualifies as a “subject product” as such term is defined in the ProlX acquisition agreement, which the Company refers to as a ProlX product. The Company may become obligated to issue shares of its common stock with a fair value of $10.0 million (determined based on a weighted average trading price at the time of issuance) upon regulatory approval of a ProlX product in a major market.

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA for any withholding tax liability that may arise from payments under the Company’s agreement with them.

In the normal course of operations, the Company provides indemnities to counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements,

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements — (Continued)

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

12.	SUBSEQUENT EVENTS

None.

13.	CONDENSED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2012 and 2011. The unaudited information should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Revenues	$—	$—	$—	$—
Operating expenses	5,741	8,103	7,685	6,970
Net income (loss)(1)	9,691	(8,735)	(8,625)	4,254
Net income (loss) per share — basic	0.22	(0.15)	(0.15)	0.07
Net income (loss) per share — diluted	(0.13)	(0.15)	(0.15)	(0.12)
2011
Revenues	$145	$—	$—	$—
Operating expenses	6,017	5,826	6,443	6,558
Net income (loss)(2)	(7,116)	(33,973)	9,937	(11,504)
Net income (loss) per share — basic	(0.24)	(0.91)	0.24	(0.27)
Net income (loss) per share — diluted	(0.24)	(0.91)	(0.15)	(0.27)

(1)	Net income (loss) for the three months ended March 31, June 30, September 30 and December 31, 2012 includes change in fair value of warrants income (expense) of approximately $15.6 million, $(0.3) million, $(1.0) million and $11.2 million respectively (see Note 3).
(2)	Net income (loss) for the three months ended March 31, June 30, September 30 and December 31, 2011 includes change in fair value of warrants income (expense) of approximately $(1.5) million, $(28.0) million, $16.6 million and $(4.8) million respectively (see Note 3).