Form 10-Q
period 2013-03-31
Oncothyreon Inc.
filed 2013-05-09
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 9, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 57,216,237.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

-ii-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,649	$22,266
Short-term investments	53,022	58,988
Accounts and other receivables	324	323
Prepaid and other current assets	691	840

Total current assets	66,686	82,417
Long-term investments	11,142	2,502
Property and equipment, net	1,815	1,887
Goodwill	2,117	2,117
Other assets	512	512

Total assets	$82,272	$89,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,138	$1,133
Accrued and other liabilities	1,686	852
Accrued compensation and related liability	543	1,042
Current portion of restricted share unit liability	208	44

Total current liabilities	3,575	3,071
Deferred rent	510	533
Restricted share unit liability	85	227
Warrant liability	3,576	3,251
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	7,776	7,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 57,216,237 shares issued and outstanding	353,853	353,853
Additional paid-in capital	127,296	126,832
Accumulated deficit	(401,614)	(393,326)
Accumulated other comprehensive loss	(5,039)	(5,036)

Total stockholders’ equity	74,496	82,323

Total liabilities and stockholders’ equity	$82,272	$89,435

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenue
Licensing revenue from collaborative and license agreements	$—	$—
Operating expenses
Research and development	5,799	4,286
General and administrative	2,192	1,455

Total operating expenses	7,991	5,741

Loss from operations	(7,991)	(5,741)

Other income (expenses)
Investment and other income (expenses), net	28	28
Interest expense	—	(163)
Change in fair value of warrant liability	(325)	15,567

Total other income (expenses), net	(297)	15,432

Net income (loss)	$(8,288)	$9,691

Net income (loss) per share — basic	$(0.14)	$0.22

Net income (loss) per share — diluted (Note 6)	$(0.14)	$(0.13)

Shares used to compute basic net income (loss) per share	57,216,237	43,613,107

Shares used to compute diluted net income (loss) per share	57,216,237	45,986,117

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$(8,288)	$9,691
Other comprehensive loss:
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(3)	(13)

Other comprehensive loss	(3)	(13)

Comprehensive income (loss)	$(8,291)	$9,678

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(8,288)	$9,691
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	117	122
Amortization of discount and deferred financing costs on notes payable	—	40
Stock-based compensation expense (benefit)	487	(91)
Change in fair value of warrant liability	325	(15,567)
Net change in assets and liabilities:
Accounts and other receivable	(1)	39
Prepaid expenses and other current assets	149	(570)
Other long term assets	—	13
Accounts payable	(41)	513
Accrued and other liabilities	834	(307)
Accrued compensation and related liabilities	(499)	(414)
Deferred rent	(23)	(21)

Net cash used in operating activities	(6,940)	(6,552)

Cash flows from investing activities
Purchases of investments	(17,633)	(9,885)
Redemption of investments	14,956	17,924
Purchases of property and equipment, net	—	(539)

Net cash provided by (used in) investing activities	(2,677)	7,500

Cash flows from financing activities
Principal payments on notes payable	—	(455)

Net cash used in financing activities	—	(455)

Increase (decrease) in cash and cash equivalents	(9,617)	493
Cash and cash equivalents, beginning of period	22,266	11,609

Cash and cash equivalents, end of period	$12,649	$12,102

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2013 and 2012

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission (the “SEC”) on March 14, 2013.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2013 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008. Should the Company liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, as a charge to earnings in the Company’s condensed consolidated statement of operations and comprehensive income (loss).

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 and 2012. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2013	$30	$(5,066)	$(5,036)
Change in other comprehensive loss for the three months ended March 31, 2013	(3)	—	(3)

Balance at March 31, 2013	$27	$(5,066)	$(5,039)

	Three months ended March 31, 2012
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2012	$22	$(5,066)	$(5,044)
Change in other comprehensive loss for the three months ended March 31, 2012	(13)	—	(13)

Balance at March 31, 2012	$9	$(5,066)	$(5,057)

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

When recognizing milestone revenue, consideration that is contingent upon achievement of a milestone for research or development deliverables will be recognized in its entirety as revenue in the period in which the milestone is achieved if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

The provisions of the above milestone revenue guidance apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. The Company’s existing collaboration agreements entail no performance obligations on the part of the Company, and milestone payments would be earned based on the collaborative partner’s performance; therefore, milestone payments under existing agreements are considered contingent payments to be accounted for outside of the new milestone revenue guidance. The Company will recognize contingent payments as revenue upon the occurrence of the specified events, assuming the payments are deemed collectible at that time.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to disclose the amount reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the Consolidated Statements of Operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line itmes of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 had no impact on the Company’s consolidated financial position or results of operations.

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

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$5,077	$—	$—	$5,077	$19,859	$—	$—	$19,859
Debt securities of U.S. government agencies	—	50,665	—	50,665	—	52,444	—	52,444
Corporate bonds	—	15,825	—	15,825	—	9,046	—	9,046

	$5,077	$66,490	$—	$71,567	$19,859	$61,490	$—	$81,349

Financial liabilities:
Restricted share units	$293	$—	$—	$293	$271	$—	$—	$271
Warrants	$—	$—	$3,576	$3,576	$—	$—	$3,251	$3,251

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013 and 2012. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the gross unrealized losses on our marketable securities as of March 31, 2013 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All asset classes purchased for short-term investment are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2013
Cash	$5,246	$—	$—	$5,246
Money market funds	5,077	—	—	5,077
Debt securities of U.S. government agencies	50,644	22	(1)	50,665
Corporate bonds	15,819	8	(2)	15,825

Total	$76,786	$30	$(3)	$76,813

As of December 31, 2012
Cash	$2,407	$—	$—	$2,407
Money market funds	19,859	—	—	19,859
Debt securities of U.S. government agencies	52,415	29	—	52,444
Corporate bonds	9,045	3	(2)	9,046

Total	$83,726	$32	$(2)	$83,756

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of March 31, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$60,397	$60,425	$78,819	$78,847
Greater than one year but less than five years	11,143	11,142	2,500	2,502

Total	$71,540	$71,567	$81,319	$81,349

Accounts and Other Receivables, Accounts Payable and Accrued and other Liabilities

The carrying amounts of accounts and other receivables, accounts payable and accrued and other liabilities approximate their fair values due to the short-term nature of these financial instruments.

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

6. NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants and shares granted under the 2010 Employee Stock

Purchase Plan. The calculation of diluted income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to income (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income or loss per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$(8,288)	$9,691
Adjustments for change in fair value of warrant liability	—	(15,567)

Diluted	$(8,288)	$(5,876)

Denominator
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	57,216,237	43,613,107
Dilutive effect of warrants	—	2,373,010

Diluted	57,216,237	45,986,117

Net income (loss) per share — basic	$(0.14)	$0.22

Net income (loss) per share — diluted	$(0.14)	$(0.13)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	Three months ended March 31,
	2013	2012
Director and employee stock options	2,931,185	2,415,683
Warrants	5,922,089	48,701
Non-employee director restricted share units	140,968	143,495
Employee stock purchase plan	21,424	16,783

7. EQUITY BASED TRANSACTIONS

Equity Financing

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

8. WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of March 31, 2013, warrants to purchase a total of 5,922,089 shares of the Company’s common stock were outstanding. No warrants were exercised or expired in the three months ended March 31, 2013 and 2012.

Equity-classified warrants

Equity-classified warrants consist of warrants issued in connection with a term loan with General Electric Capital Corporation (“GECC”). In February 2011, the Company issued warrants to purchase 48,701 shares of common stock in connection with a loan and security agreement entered into with GECC. As of March 31, 2013, warrants to purchase 48,701 shares of common stock were outstanding and were classified as equity. The warrants expire February 8, 2018.

Liability-classified warrants

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of March 31, 2013, warrants to purchase 2,691,241 and 3,182,147 shares of the Company’s common stock were outstanding from the May 2009 and September 2010 financings, respectively.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of operations as other income (expenses). The fair value of the warrants is estimated using the Black-Scholes option-pricing model with the following inputs for the warrants:

	As of March 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$2.08	$2.08
Expected dividend rate	0.0%	0.0%
Expected volatility	105.2%	82.6%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.15	2.53

	As of December 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.92	$1.92
Expected dividend rate	0.0%	0.0%
Expected volatility	99.2%	81.1%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.40	2.78

The fair value of the warrant liability as of March 31, 2013 and 2012 and the changes in its fair value during the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,251	$28,771
Change in fair value of warrant liability included in:
Other expense (income)	325	(15,567)

Balance at the end of period	$3,576	$13,204

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.6 million.

9. STOCK-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the “Share Option Plan”) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Prior to January 2010, options granted under the Share Option Plan began to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. After January 2010, options granted under the Share Option Plan begin to vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of March 31, 2013, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 5,721,623. As of March 31, 2013, 2,772,517 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended March 31, 2013 and 2012, the Company granted zero and 10,500 stock options, respectively, and recorded stock compensation expense of $0.4 million and $0.3 million, respectively. No stock options were exercised during the three months ended March 31, 2013 and 2012.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2013	2012
Weighted average grant-date fair value for stock options granted	$—	$4.11
Expected dividend rate	—	—
Expected volatility	—	83.04%
Risk-free interest rate	—	1.11%
Expected life (in years)	—	6.0

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“ESPP”) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2013 and 2012, expense related to this plan was $30,935 and $35,000, respectively. Under the ESPP, the Company did not issue shares to employees during the three months ended March 31, 2013 and 2012. There are 752,173 shares reserved for future issuances under the ESPP as of March 31, 2013.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (the “RSU Plan”) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of March 31, 2013, 170,898 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any restricted share units (“RSUs”) during the three months ended March 31, 2013 and 2012. No shares were issued upon conversion of RSUs for the three months ended March 31, 2013 and 2012. The fair value of each restricted share units has been determined to be the equivalent of the Company’s common shares closing trading price on the date of grant as quoted in NASDAQ Global Market.

The Company is required to convert 25% of the shares of common stock of the Company otherwise deliverable in connection with the vesting of any RSU and deliver an amount in cash equal to the fair market value of the shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the equivalent of the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs resulted in an additional $18,900 and a reduction of $0.4 million in stock-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012, respectively.

10. CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock, the Company has agreed to pay to the holders a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s product candidates currently under development employ the technology acquired.

Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology and royalties on net sales.

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA of Darmstadt, Germany (“Merck KGaA”) for any withholding tax liability that may arise from payments under the Company’s agreements with them.

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

11. COLLABORATIVE AND LICENSE AGREEMENTS

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of L-BLP25 (formerly known as Stimuvax). The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of L-BLP25. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of L-BLP25 ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with L-BLP25 and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement during the three months ended March 31, 2013 and 2012.

12. INCOME TAX

Due to actual and projected losses for the years ended December 31, 2012 and 2013 respectively and the Company’s history of losses, the Company has not recorded an income tax provision for the three months ended March 31, 2013. The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets.

13. SUBSEQUENT EVENTS

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments by us. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the prospects for developing, obtaining regulatory approval for, and commercializing our lead product candidate, L-BLP25 (formerly known as Stimuvax);

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our products;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to manage our relationship with Merck KGaA to develop and commercialize L-BLP25;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Our lead cancer vaccine product candidate, L-BLP25 (formerly known as Stimuvax), is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of L-BLP25. In December 2012 Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA also announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups. Merck KGaA has stated that they are consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. The ongoing clinical program of L-BLP25 that includes studies in the Asia Pacific region is continuing pending discussion with relevant regulatory agencies. We are also conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. In addition to our vaccine product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others, including the novel vaccine adjuvant PET-Lipid A.

We also develop novel targeted small molecules for the treatment of cancer. Currently, we are developing PX-866, for which we are conducting five Phase 1/2 or Phase 2 trials in a variety of cancer indications with results expected in 2013. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase, or PI-3-kinase inhibitor we obtained when we acquired ProlX Pharmaceuticals Corporation, or ProlX, in 2006. In May 2013, we announced that PX-866 administered with docetaxel in patients with NSCLC in a Phase 2 trial did not meet its primary endpoint of an improvement in progression-free survival. We are continuing to test PX-866 in five other indications, and expect data from these clinical trials in 2013.

As of the date of this report, we have not licensed any rights to PX-866 to any third party and retain all development, commercialization and manufacturing rights. See “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In April 2013, we discontinued development of ONT-701 and terminated the related license agreement with Sanford-Burnham Medical Research Institute.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of L-BLP25. In December 2008, we entered into a license agreement with Merck KGaA, which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of L-BLP25 were removed and our continuing involvement in the development and manufacturing of L-BLP25 ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. We may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of L-BLP25 ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with L-BLP25 and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 8 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission, or SEC, on March 14, 2013.

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing clinical trials for L-BLP25, PX-866 and ONT-10, our ability to obtain development and commercialization partners for PX-866, Merck KGaA’s success in obtaining regulatory approval for L-BLP25, our success in obtaining regulatory approval for PX-866 and ONT-10, and Merck KGaA’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to L-BLP25 or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. PX-866 and ONT-10 are much earlier in the development stage than L-BLP25, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice, or cGMP, material. We expect expenditures associated with these activities to increase in future years as we continue the development of PX-866 and ONT-10.

We have incurred substantial losses since our inception. As of March 31, 2013, our accumulated deficit totaled $401.6 million. We incurred a net loss of $8.3 million for the three months ended March 31, 2013 compared to a net income of $9.7 million for the same period in 2012. The income for the three monts ended March 31, 2012 was primarily due to the noncash income of $15.6 million from the change in the fair value of the warrant liability. The change in the fair value of the warrant liability is primarily due to changes in our stock price. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to PX-866 and ONT-10. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, or loans or the licensing of rights to our product candidates.

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

When recognizing milestone revenue, consideration that is contingent upon achievement of a milestone for research or development deliverables will be recognized in its entirety as revenue in the period in which the milestone is achieved if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (1) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (2) relates solely to past performance; and (3) is reasonable relative to all deliverables and payment terms in the arrangement.

The provisions of the above milestone revenue guidance apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. Our existing license agreements entail no performance obligations on our part, and milestone payments would be earned based on the collaborative partner’s performance; therefore, milestone payments under existing agreements are considered contingent payments to be accounted for outside of the new milestone revenue guidance. We will recognize contingent payments as revenue upon the occurrence of the specified events, assuming the payments are deemed collectible at that time.

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee related expenses, including salaries, stock-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

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

Investment and Other Income (Expense), net. Net investment and other net income (expense) consists of interest and other income on our cash and short-term and long-term investments, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S government agencies and corporate bonds.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, and as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 8 — Warrants” of the unaudited financial statements included in this report.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Revenue	$—	$—
Operating expenses	(8.0)	(5.7)
Other income (expenses), net	—	(0.2)
Change in fair value of warrant liability — income (loss)	(0.3)	15.6

Net income (loss)	$(8.3)	$9.7

Net income (loss) per share — basic	$(0.14)	$0.22

Net income (loss) per share — diluted	$(0.14)	$(0.13)

We did not recognize any revenue for the three months ended March 31, 2013 and 2012. As discussed in more detail below, the net loss of $8.3 million for the three months ended March 31, 2013 compared to the net income of $9.7 million for the three months ended March 31, 2012 was primarily due to a $0.3 million of non-cash expense from the change in fair value of warrant liability for the three months ended March 31, 2013 compared to a $15.6 million of non-cash income from the change in fair value of warrant liability for the three months ended March 31, 2012. In addition, we also had increases in research and development expenses primarily related to the development of PX-866 and ONT-10 and increases in general and administrative expenses.

Income or expense associated with the change in fair value of the warrant liability are the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are primarily attributable to increases or decreases in our stock price. For more information, see “Note 8 — Warrants” of the unaudited financial statements included elsewhere in this report on Form 10-Q.

Based on our development plans for our small molecule and vaccine candidates, we will continue to incur operating losses for the foreseeable future.

Research and Development Expense

	Three Months Ended March 31,
	2013	2012
	(In millions)
Research and development	$5.8	$4.3

Research and development expenses increased by $1.5 million, or 34.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, principally due to higher clinical trial expenses of $0.6 million related to the development of PX-866 and ONT-10, higher manufacturing development and preclinical expenses of $0.5 million attributable to greater preclinical and manufacturing activity, and increased salaries and benefits of $0.4 million attributable to increased headcount.

General and Administrative Expense

	Three Months Ended March 31,
	2013	2012
	(In millions)
General and administrative	$2.2	$1.5

The $0.7 million, or 46.7%, increase in general and administrative expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was principally due to a $0.5 million increase in director compensation primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. In addition, the increase in our general and administrative expense was also due to a $0.3 million increase in salaries and benefits expense attributable to increased headcount. The increase was partially offset by a $0.1 million decrease in professional fees primarily related to patents. See “Note 9 — Stock-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs.

Investment and other income (expense), net

	Three Months Ended March 31,
	2013	2012
	(In millions)
Investment and other income (expense), net	$—	$—

Net investment and other expense was immaterial for the three months ended March 31, 2013 and 2012.

Interest expense

	Three Months Ended March 31,
	2013	2012
	(In millions)
Interest expense	$—	$0.2

The $0.2 million, or 100.0% decrease in interest expense, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was attributable to pay off the outstanding balance of our term loan with GECC in June 2012.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,
	2013	2012
	(In millions)
Change in fair value of warrant liability — income (expense)	$(0.3)	$15.6

The $0.3 million expense and $15.6 million income recorded in the three months ended March 31, 2013 and 2012, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable principally to the change in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8 — Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $12.6 million, short-term investments of $53.0 million and long-term investments of $11.1 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S. government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S. government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and equipment financings, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.6 million as of March 31, 2013 compared to $22.3 million as of December 31, 2012, a decrease of $9.7 million, or 43.5%. The decrease was primarily attributable to cash used to fund our operations of $6.9 million and net investment purchases of $2.7 million,

As of March 31, 2013, our working capital (defined as current assets less current liabilities) was $63.1 million compared to $79.3 million as of December 31, 2012, a decrease of $16.2 million, or 20.4%. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $9.7 million and short-term investments of $6.0 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, including but not limited to our Sales Agreement with Cowen, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash Flows from Operating Activities

Cash used by operating activities of $6.9 million for the three months ended March 31, 2013, an increase of $0.3 million compared to $6.6 million of cash used by operating activities for the three months ended March 31, 2012, was primarily due to an increase in research and development expenses related to the greater activity in the development of PX-866 and ONT-10 and an increase in general and administrative expenses.

Cash Flows from Investing Activities

We had cash outflows of $2.7 million from investing activities for the three months ended March 31, 2013, compared to cash inflows from investing activities of $7.5 million for the three months ended March 31, 2012. This change was attributable primarily to increased net purchases of investments, partly offset by decreased expenditures on capital assets during the three months ended March 31, 2013.

Cash Flows from Financing Activities

There was no cash provided or used by financing activities for the three months ended March 31, 2013. Cash used by financing activities for the three months ended March 31, 2012 was $0.5 million due to principal payments on notes payable.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$3,493	$593	$1,212	$1,241	$447

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2013, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In February 2013, FASB issued new guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to disclose the amount reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the Consolidated Statements of Operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respenctive line itmes of net income but only if the amount reclassified is required to be reclassified to net income in ites entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about theose amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. The amendments are effective for reporting periods beginning after December 15, 2013 for private companies. The adoption of this guidance on January 1, 2013 has no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $76.8 million and $83.8 million as of March 31, 2013 and December 31, 2012, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended March 31, 2013, would result in a decline in investment income of approximately $20,070 for that same period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments by us. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

In addition, from time to time, we may become involved in legal proceedings in the ordinary course of our business.

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

Our lead cancer vaccine product candidate, L-BLP25, is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. Under our license agreement with Merck KGaA for L-BLP25, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of L-BLP25. In December 2012, Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups and has stated that it is consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. Before submitting a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete one or more clinical trials in NSCLC potentially in a subgroup or additional subgroups identified in the START trial. This process could take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, our product candidate L-BLP25 did not meet its primary endpoint in a Phase 3 clinical trial. Additionally, the Phase 2 clinical trials currently being run for PX-866 may fail to demonstrate that PX-866 is sufficiently safe and effective to warrant further development. For example in May 2013, we announced that PX-866 administered with docetaxel in patients with NSCLC in a Phase 2 trial did not meet its primary endpoint of an improvement in progression-free survival. We expect to receive additional results from other PX-866 Phase 2 trials in 2013. Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including L-BLP25 or PX-866.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2013, our accumulated deficit was approximately $401.6 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Any manufacturer of our products must comply with current cGMP, requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

Pre-clinical and clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

We are currently conducting clinical trials for PX-866 and ONT-10. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

We may encounter delays if we, any collaboration partner or Merck KGaA are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues.

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

As of March 31, 2013, we owned approximately 13 U.S. patents and 17 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 11 U.S. patents and 1 U.S. patent applications, as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

PX-866. PX-866 is an inhibitor of PI-3-kinase. We are aware of numerous companies that have entered clinical trials with competing compounds targeting the same protein, many of which have significantly greater financial, manufacturing, marketing and drug development resources than we do. Among these competitors are Novartis (Phase 3), Roche/Genentech (Phase 2), Bayer (Phase 1), Sanofi-Aventis (Phase 2), Chugai (Phase 1) and GlaxoSmithKline (Phase 1/2). There are also several approved targeted therapies for cancer and in development against which PX-866 might compete.

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

We cannot be certain that the actions we have taken to improve our internal controls over financial reporting will be sufficient. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require remedial measures which could be costly and time-consuming. In addition, in such a case, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our cost and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

In February 2012 we entered into an agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. If we access the “at the market” equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of March 31, 2013, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,241 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In April 2012, we generated approximately $50.3 million of net proceeds from the sale of shares of our common stock in an underwritten public offering. We will have broad discretion over the use of proceeds from the sale of those shares and the sale, if any, of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

ONCOTHYREON INC.

Date: May 9, 2013	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: May 9, 2013	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Pursuant to applicable securities laws and regulations, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.