Form 10-Q
period 2013-06-30
Oncothyreon Inc.
filed 2013-08-06
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 63,463,631.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

-ii-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$7,492	$22,266
Short-term investments	43,515	58,988
Accounts and other receivables	337	323
Prepaid and other current assets	527	840

Total current assets	51,871	82,417
Long-term investments	18,562	2,502
Property and equipment, net	1,815	1,887
Goodwill	2,117	2,117
Other assets	512	512

Total assets	$74,877	$89,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$697	$1,133
Accrued and other liabilities	2,095	852
Accrued compensation and related liabilities	804	1,042
Current portion of restricted share unit liability	186	44
Current portion of warrant liability	646	—

Total current liabilities	4,428	3,071
Deferred rent	486	533
Restricted share unit liability	126	227
Warrant liability	1,305	3,251
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	6,375	7,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 62,269,147 and 57,216,237 shares issued and outstanding	353,853	353,853
Additional paid-in capital	137,718	126,832
Accumulated deficit	(418,012)	(393,326)
Accumulated other comprehensive loss	(5,057)	(5,036)

Total stockholders’ equity	68,502	82,323

Total liabilities and stockholders’ equity	$74,877	$89,435

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Operating expenses
Research and development	$16,058	$6,279	$21,857	$10,565
General and administrative	1,989	1,824	4,181	3,279

Total operating expenses	18,047	8,103	26,038	13,844

Loss from operations	(18,047)	(8,103)	(26,038)	(13,844)

Other income (expenses)
Investment and other income (expenses), net	24	(227)	52	(199)
Interest expense	—	(146)	—	(309)
Change in fair value of warrant liability	1,625	(259)	1,300	15,308

Total other income (expenses), net	1,649	(632)	1,352	14,800

Net income (loss)	$(16,398)	$(8,735)	$(24,686)	$956

Net income (loss) per share — basic	$(0.28)	$(0.15)	$(0.43)	$0.02

Net income (loss) per share — diluted (Note 6)	$(0.28)	$(0.15)	$(0.43)	$(0.28)

Shares used to compute basic net income (loss) per share	58,710,574	56,844,099	57,967,534	50,228,604

Shares used to compute diluted net income (loss) per share	58,710,574	56,844,099	57,967,534	51,723,266

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss)	$(16,398)	$(8,735)	$(24,686)	$956
Other comprehensive loss:
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(18)	(17)	(21)	(30)
Reclassification adjustment	—	1	—	1

Other comprehensive loss	(18)	(16)	(21)	(29)

Comprehensive income (loss)	$(16,416)	$(8,751)	$(24,707)	$927

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(24,686)	$956
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	240	261
Amortization of discount and deferred financing costs on notes payable	—	78
Share-based compensation expense	1,021	539
Change in fair value of warrant liability	(1,300)	(15,308)
Cash settled on conversion of restricted share units	(11)	(39)
Other	—	264
Net change in assets and liabilities:
Accounts and other receivable	(14)	(158)
Prepaid expenses and other current assets	313	(214)
Accounts payable	(436)	(246)
Accrued and other liabilities	1,243	933
Accrued compensation and related liabilities	(238)	(232)
Deferred rent	(47)	(42)

Net cash used in operating activities	(23,915)	(13,208)

Cash flows from investing activities
Purchases of investments	(37,192)	(65,544)
Redemption of investments	36,584	36,436
Purchases of property and equipment, net	(168)	(667)

Net cash used in investing activities	(776)	(29,775)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	9,917	50,442
Principal payments on notes payable	—	(909)
Repayment on notes payable	—	(4,135)

Net cash provided by financing activities	9,917	45,398

Increase (decrease) in cash and cash equivalents	(14,774)	2,415
Cash and cash equivalents, beginning of period	22,266	11,609

Cash and cash equivalents, end of period	$7,492	$14,024

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2013 and June 30, 2012

(Unaudited)

1. DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the Company), is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission (the SEC), on March 14, 2013.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2013 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2013. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2013	$27	$(5,066)	$(5,039)
Current period other comprehensive loss	(18)	—	(18)

Balance at June 30, 2013	$9	$(5,066)	$(5,057)

	Six months ended June 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$30	$(5,066)	$(5,036)
Current period other comprehensive loss	(21)	—	(21)

Balance at June 30, 2013	$9	$(5,066)	$(5,057)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to disclose the amount reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the Consolidated Statements of Operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about these amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 had no impact on the Company’s consolidated financial position or results of operations.

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

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$4,826	$—	$—	$4,826	$19,859	$—	$—	$19,859
Debt securities of U.S. government agencies	—	48,547	—	48,547	—	52,444	—	52,444
Corporate bonds	—	13,530	—	13,530	—	9,046	—	9,046

	$4,826	$62,077	$—	$66,903	$19,859	$61,490	$—	$81,349

Financial liabilities:
Restricted share units	$312	$—	$—	$312	$271	$—	$—	$271
Warrants	$—	$—	$1,951	$1,951	$—	$—	$3,251	$3,251

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six month periods ending June 30 in 2013 and 2012. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the gross unrealized losses on our marketable securities as of June 30, 2013 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2013
Cash	$2,666	$—	$—	$2,666
Money market funds	4,826	—	—	4,826
Debt securities of U.S. government agencies	48,550	—	(3)	48,547
Corporate bonds	13,518	12	—	13,530

Total	$69,560	$12	$(3)	$69,569

As of December 31, 2012
Cash	$2,407	$—	$—	$2,407
Money market funds	19,859	—	—	19,859
Debt securities of U.S. government agencies	52,415	29	—	52,444
Corporate bonds	9,045	3	(2)	9,046

Total	$83,726	$32	$(2)	$83,756

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of June 30, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$48,322	$48,341	$78,819	$78,847
Greater than one year but less than five years	18,572	18,562	2,500	2,502

Total	$66,894	$66,903	$81,319	$81,349

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

6. NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted income (loss) per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to income (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income or loss per share for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$(16,398)	$(8,735)	$(24,686)	$956
Adjustments for change in fair value of warrant liability	—	—	—	(15,308)

Diluted	$(16,398)	$(8,735)	$(24,686)	$(14,352)

Denominator
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	58,710,574	56,844,099	57,967,534	50,228,604
Dilutive effect of warrants	—	—	—	1,494,662

Diluted	58,710,574	56,844,099	57,967,534	51,723,266

Net income (loss) per share — basic	$(0.28)	$(0.15)	$(0.43)	$0.02

Net income (loss) per share — diluted	$(0.28)	$(0.15)	$(0.43)	$(0.28)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Director and employee stock options	2,908,468	2,409,501	2,908,468	2,409,501
Warrants	10,922,090	5,922,089	10,922,090	48,701
Non-employee director restricted share units	198,488	140,968	198,488	140,968
Employee stock purchase plan	4,413	3,002	4,413	3,002

7. EQUITY BASED TRANSACTIONS

Equity Financing

On June 4, 2013, the Company closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock, at $2.00 per unit for gross proceeds of $10 million. The warrants are exercisable at an exercise price of $5.00 per share any time on or after December 5, 2013 and expire December 5, 2018. The shares and warrants were sold to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $9.9 million.

On April 3, 2012, the Company closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by the Company, were approximately $50.3 million.

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement with Cowen and Company, LLC (the Sales Agreement) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC (Cowen) will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of June 30, 2013.

8. WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of June 30, 2013, warrants to purchase a total of 10,922,090 shares of the Company’s common stock were outstanding. No warrants expired or were exercised in each of the three and six months ended June 30, 2013 and June 30, 2012.

Equity-classified warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of June 30, 2013, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-classified warrants

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of June 30, 2013, warrants to purchase 2,691,242 and 3,182,147 shares of the Company’s common stock were outstanding from the May 2009 and September 2010 financings, respectively. As of June 30, 2013, warrants to purchase 5,873,389 shares of common stock were outstanding and classified as a liability.

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

	As of June 30, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.57	$1.57
Expected dividend rate	0.0%	0.0%
Expected volatility	105.3%	88.7%
Risk-free interest rate	0.2%	0.4%
Expected life (in years)	0.90	2.28

	As of December 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.92	$1.92
Expected dividend rate	0.0%	0.0%
Expected volatility	99.2%	81.1%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.40	2.78

The fair value of the warrant liability and the changes in its fair value during the three and six months ended June 30, 2013 and June 30, 2012 were as follows:

	Three months ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,576	$13,204
Change in fair value of warrant liability included in:
Other expense (income)	(1,625)	259

Balance at the end of period	$1,951	$13,463

	Six months ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,251	$28,771
Change in fair value of warrant liability included in:
Other expense (income)	(1,300)	(15,308)

Balance at the end of period	$1,951	$13,463

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.4 million.

9. SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Prior to January 2010, options granted under the Share Option Plan began to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. After January 2010, options granted under the Share Option Plan begin to vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of June 30, 2013, the maximum number of shares of common stock reserved for issuance under the Share Option Plan was 6,226,914. As of June 30, 2013, 2,795,234 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended June 30, 2013 and June 30, 2012, the Company granted zero and 15,000 stock options, respectively, and recorded stock compensation expense of $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2013 and June 30, 2012, the Company granted zero and 25,500 stock options, respectively, and recorded stock compensation expense of $0.9 million and $0.7 million, respectively. No stock options were exercised during each of the three and six months ended June 30, 2013 and June 30, 2012.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average grant-date fair value for stock options granted	$—	$3.32	$—	$3.65
Expected dividend rate	—	0.00%	—	0.00%
Expected volatility	—	84.91%	—	84.14%
Risk-free interest rate	—	0.91%	—	0.99%
Expected life of options in years	—	6	—	6

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2013, expense related to this plan was $32,639 and $63,574, respectively. For the three and six months ended June 30, 2012, expense related to this plan was $44,351 and $79,102, respectively. Under the ESPP, the Company issued 35,895 shares to employees during the three and six months ended June 30, 2013 and 28,591 shares during the three and six months ended June 30, 2012. There are 716,278 shares reserved for future issuances under the ESPP as of June 30, 2013.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of June 30, 2013, 96,363 shares of common stock remain available for future grant under the RSU Plan. The Company granted 80,210 and 40,870 restricted share units (RSUs), both with a fair value of $150,000 during the three and six months ended June 30, 2013 and June 30, 2012, respectively. 22,690 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2013. 43,397 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2012. The fair value of each restricted share units has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

The Company is required to convert 25% of the shares of common stock of the Company otherwise deliverable in connection with the vesting of any RSU and deliver an amount in cash equal to the fair market value of the shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs resulted in an additional $65,600 and $84,500 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2013, respectively. The remeasurement of the outstanding RSUs resulted in an additional $0.3 million and a reduction of $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively.

10. CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Litigation Contingency

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. On June 24, 2013, the plaintiff in the lawsuit filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2013, Oncothyreon filed a motion to dismiss the amended complaint on the basis that the plaintiff lacks standing to pursue derivative claims on behalf of the company.

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

Guarantees

The Company is contingently liable under a mutual undertaking of indemnification with Merck KGaA of Darmstadt, Germany (Merck KGaA) for any withholding tax liability that may arise from payments under the Company’s agreements with them.

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

11. COLLABORATIVE AND LICENSE AGREEMENTS

Merck KGaA

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of L-BLP25 (formerly known as Stimuvax). The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of L-BLP25. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of L-BLP25 ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with L-BLP25 and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement during the three and six months ended June 30, 2013 and June 30, 2012.

Array BioPharma Inc.

On May 30, 2013, the Company entered into a collaborative agreement with Array BioPharma Inc. (Array). Under the agreement, Array and the Company will collaborate to develop and commercialize, an orally active, reversible and selective small-molecule HER2 inhibitor which the Company refers to as ONT-380. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity.

The Company paid Array an upfront fee of $10 million, which was recorded as part of research and development expense upon initiation of the collaboration. Under the agreement, the Company will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

The Company and Array intend to jointly conduct Phase 3 development supported by the proof-of-concept studies, with each party retaining the right to opt out of further development and commercialization in exchange for a significant royalty. Array is responsible for worldwide commercialization of the product. The Company has a co-promotion right in the U.S., and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the U.S., the Company will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

12. INCOME TAX

Due to actual and projected losses for the years ended December 31, 2012 and 2013, respectively, and the Company’s history of losses, the Company has not recorded an income tax provision for the three and six months ended June 30, 2013 and June 30, 2012. The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets.

13. SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the prospects for developing, obtaining regulatory approval for, and commercializing our lead product candidate, L-BLP25 (formerly known as Stimuvax);

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our products;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to manage our relationship with Merck KGaA and Array to develop and commercialize L-BLP25 and ONT-380, respectively;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Our lead cancer vaccine product candidate, L-BLP25 (formerly known as Stimuvax), is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of L-BLP25. In December 2012 Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA also announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups and in May 2013, Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with L-BLP25 versus placebo respectively. Merck KGaA has stated that they are consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. The ongoing clinical program of L-BLP25 that includes studies in the Asia Pacific region is continuing pending discussion with relevant regulatory agencies. We are also conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. In addition to our vaccine product candidates, we have developed novel vaccine technology we may further develop ourselves and/or license to others, including the novel vaccine adjuvant PET-Lipid A.

We also are developing novel targeted small molecules for the treatment of cancer. We are collaborating with Array to develop and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. Under our collaboration agreement with Array, we will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

Array and we intend to jointly conduct Phase 3 development supported by the proof-of-concept studies, with each party retaining the right to opt out of further development and commercialization in exchange for a significant royalty. Array is responsible for worldwide commercialization of the product. We hold a co-promotion right in the U.S., and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the U.S., we will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

We are also developing PX-866, for which we are conducting four Phase 1/2 or Phase 2 trials in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase, or PI-3-kinase inhibitor, we obtained when we acquired ProlX Pharmaceuticals Corporation, or ProlX, in 2006. We recently announced the results of our trials of PX-866 in patients with NSCLC and metastatic colorectal cancer. PX-866 administered with docetaxel in patients with NSCLC in the Phase 2 portion of a Phase 1/2 trial did not meet its primary endpoint of an improvement in progression-free survival. In addition, the Phase 2 portion of our Phase 1/2 trial of PX-866 in combination with cetuximab in patients with metastatic colorectal cancer did not meet the primary endpoint of an improvement in overall response rate compared to cetuximab alone in patients with metastatic colorectal cancer. The secondary endpoint of an improvement in progression-free survival was also not met. We also recently announced data from two single-arm Phase 2 trials of PX-866 in patients with glioblastoma, or GBM, and castration resistant prostate cancer, or CRPC, respectively. The GBM trial included 33 patients with a first recurrence after chemoradiation and adjuvant temozolomide. All patients were evaluable for response; 25 had a best response of progression, 1 had a partial response (overall response rate 3%) and seven, or 21%, had stable disease (median 7.3 months; range 3.1-13.6). Six month progression free survival was 17%. The CRPC trial included 43 patients not previously treated with docetaxel. The primary endpoint was lack of progression at 12 weeks. Secondary endpoints included prostate specific antigen, or PSA, and objective response rates. Eleven patients were progression free at twelve weeks. Sixteen of the 24 patients with measurable disease were evaluable for response; there were no objective responses but ten patients had stable disease (2.6-13.9 months). One patient had a confirmed PSA response. The CRPC trial is currently enrolling an additional cohort of patients who are receiving combination treatment with PX-866, abiraterone and prednisone after progression on abiraterone and prednisone alone. In addition to the CRPC trial, we are conducting three additional Phase 1/2 trials. The Phase 2 portions of two randomized trials in patients with head and neck cancer are fully enrolled; we expect data from these trials in the second half of 2013. The Phase 1 portion of a Phase 1/2 trial of PX-866 in combination with vemurafenib is ongoing in patients with BRAF mutant tumors. As of the date of this report, we have not licensed any rights to PX-866 to any third party and retain all development, commercialization and manufacturing rights.

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

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for L-BLP25, ONT-10, ONT-380 and PX-866, our ability to obtain development and commercialization partners for PX-866, Merck KGaA’s success in obtaining regulatory approval for L-BLP25, Array’s or our success in obtaining regulatory approval for ONT-380, our success in obtaining regulatory approval for PX-866 and ONT-10, and Merck KGaA’s, Array’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to L-BLP25 or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. ONT-380, ONT-10 and PX-866 are much earlier in the development stage than L-BLP25, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice, or cGMP, material. We expect expenditures associated with these activities to increase in future years as we continue the development of ONT-380, ONT-10 and PX-866.

We have incurred substantial losses since our inception. As of June 30, 2013, our accumulated deficit totaled $418.0 million. We incurred a net loss of $24.7 million for the six months ended June 30, 2013 compared to a net income of $1.0 million for the same period in 2012. The increase in loss for the six months ended June 30, 2013 was primarily due to a $1.3 million of non-cash income from the change in fair value of warrant liability for the six months ended June 30, 2013 compared to a non-cash income of $15.3 million from the change in the fair value of the warrant liability for the six months ended June 30, 2012. The change in the fair value of the warrant liability is primarily due to changes in our stock price. In addition, the increase in loss was also due to an upfront payment of $10.0 million to Array in connection with our collaborative agreement. See the section captioned “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings. On June 4, 2013, we completed a registered direct financing, in which we sold 5,000,000 shares of our common stock and warrants to purchase 5,000,000 shares of our common stock, generating net proceeds of approximately $9.9 million. In April 2012, we completed a financing, in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, loans or the licensing of product candidate rights to third parties.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee related expenses, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

General and Administrative. General and administrative expense consists principally of salaries, benefits, share-based compensation expense and related costs for personnel in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, accounting services and allocation of our facility costs, which includes depreciation and amortization.

Investment and Other Income (Expense), Net. Net investment and other net income (expense) consists of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S government agencies and corporate bonds. In 2012, we incurred a loss on extinguishment of debt which consists of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses. For more information, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, and as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2013 and June 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)		(In millions, except per share amounts)
Operating expenses	$(18.0)	$(8.1)	$(26.0)	$(13.8)
Other income (expenses), net	—	(0.3)	—	(0.5)
Change in fair value of warrant liability — income (loss)	1.6	(0.3)	1.3	15.3

Net income (loss)	$(16.4)	$(8.7)	$(24.7)	$1.0

Net income (loss) per share — basic	$(0.28)	$(0.15)	$(0.43)	$0.02

Net income (loss) per share — diluted	$(0.28)	$(0.15)	$(0.43)	$(0.28)

In May 2013, we entered into a collaborative agreement with Array and paid Array an upfront fee of $10.0 million upon initiation of the collaboration. See the section captioned “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

Income or expense associated with the change in fair value of the warrant liability are the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are primarily attributable to increases or decreases in our stock price. For more information, see “Note 8 — Warrants” of the unaudited financial statements included elsewhere in this report.

We did not recognize any revenue for the three and six months ended June 30, 2013 and June 30, 2012. As discussed in more detail below, the net loss of $16.4 million for the three months ended June 30, 2013 compared to the net loss of $8.7 million for the three months ended June 30, 2012 was primarily due to an upfront payment of $10.0 million to Array. The increase was partially offset by a $1.6 million of non-cash income from the change in fair value of warrant liability for the three months ended June 30, 2013 compared to a $0.3 million of non-cash expense from the change in fair value of warrant liability for the three months ended June 30, 2012.

The net loss of $24.7 million for the six months ended June 30, 2013 compared to the net income of $1.0 million for the six months ended June 30, 2012 was primarily due to a $1.3 million of non-cash income from the change in fair value of warrant liability for the six months ended June 30, 2013 compared to a $15.3 million of non-cash income from the change in fair value of warrant liability for the six months ended June 30, 2012. In addition, the increase in loss was also due to increases in research and development, which included an upfront payment of $10.0 million to Array and increases in general and administrative expenses.

Based on our development plans for our small molecule and vaccine candidates, we will continue to incur operating losses for the foreseeable future.

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Research and development	$16.1	$6.3	$21.9	$10.6

Research and development expenses increased by $9.8 million, or 155.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, principally due to an upfront payment of $10.0 million to Array. In May 2013, we entered into a collaborative agreement with Array and paid Array an upfront fee of $10.0 million upon initiation of the collaboration. See the section captioned “Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the increase in research and development expense was also due to higher manufacturing development and preclinical expense of $0.6 million attributable to greater preclinical and manufacturing activity related to the development of ONT-10 and increased salaries and benefits of $0.2 million attributable to increased headcount. The increase was partly offset by decrease in clinical trials expense of $1.1 million attributable to less activity related to the development of PX-866.

Research and development expenses increased by $11.3 million, or 106.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, principally due to an upfront payment of $10.0 million to Array. In addition, the increase in research and development expense was also due to higher manufacturing development and preclinical expense of $1.2 million attributable to greater preclinical and manufacturing activity related to the development of ONT-10 and increased salaries and benefits of $0.6 million attributable to increased headcount. The increase was partly offset by decrease in clinical trials expense of $0.5 million attributable to less activity related to the development of PX-866.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
General and administrative	$2.0	$1.8	$4.2	$3.3

The $0.2 million, or 11.1%, increase in general and administrative expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was principally due to a $0.3 million increase in salaries and benefits expense attributable to increased headcount and a $0.1 million increase in insurance expense. The increase was partially offset by a $0.2 million decrease in director compensation primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. See “Note 9 — Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs.

The $0.9 million, or 27.3%, increase in general and administrative expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was principally due to a $0.5 million increase in salaries and benefits expense attributable to increased headcount, a $0.1 million increase in insurance expense, and a $0.3 million increase in director compensation primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. The increase was partially offset by a $0.1 million decrease in professional fees primarily related to regulatory compliance during the six months ended June 30, 2012. See “Note 9 — Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs.

Investment and other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Investment and other income (expense), net	$—	$(0.2)	$0.1	$(0.2)

Net investment and other income (expense) increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2013 compared to the same period in 2012, respectively. The change in the comparable periods was primarily due to a loss on early extinguishment of debt that was partially offset by a gain on disposal of an asset and slightly higher interest income during the three and six months ended June 30, 2012.

For additional information on the early extinguishment of debt, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Interest expense	$—	$0.2	$—	$0.3

The $0.2 million, or 100.0% and $0.3 million, or 100.0% decrease in interest expense, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, was attributable to the pay off of the outstanding balance of our term loan with GECC in June 2012.

For additional information, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Change in fair value of warrant liability — income (expense)	$1.6	$(0.3)	$1.3	$15.3

The $1.6 million and $1.3 million income recorded in the three and six months ended June 30, 2013, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable principally to the change in the price of our common stock and pertains to warrants issued in connection with the September 2010 and May 2009 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8 — Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $7.5 million, short-term investments of $43.5 million and long-term investments of $18.6 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S. government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S. government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt, payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $7.5 million as of June 30, 2013 compared to $22.3 million as of December 31, 2012, a decrease of $14.8 million, or 66.4%. The decrease was primarily attributable to cash used to fund our operations of $23.9 million, net investment purchases of $0.6 million and equipment purchases of $0.2 million. Such decrease was partially offset by net proceeds of $9.9 million from our June 2013 registered direct offering.

As of June 30, 2013, our working capital (defined as current assets less current liabilities) was $47.4 million compared to $79.3 million as of December 31, 2012, a decrease of $31.9 million, or 40.2%. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $14.8 million, a decrease in short-term investments of $15.5 million, and an increase in accrued and other liabilities of $1.2 million.

On June 4, 2013, we closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at $2.00 per unit for gross proceeds of $10.0 million. After deducting estimated offering expenses, net proceeds were approximately $9.9 million.

On April 3, 2012, we closed an underwritten public offering of 13,512,500 shares of our common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other offering expenses payable by us, were approximately $50.3 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, including but not limited to under our Sales Agreement with Cowen, but we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash Flows from Operating Activities

Cash used by operating activities of $23.9 million for the six months ended June 30, 2013, was an increase of $10.7 million compared to $13.2 million of cash used by operating activities for the six months ended June 30, 2012. This increase was primarily due to an upfront payment of $10.0 million to Array on entry into our collaboration agreement with Array. See the section captioned “Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the increase in cash used by our operating activities was also due to an increase in research and development expenses related to the greater activity in the development of ONT-10 and an increase in general and administrative expenses.

Cash Flows from Investing Activities

We had cash outflows of $0.8 million from investing activities for the six months ended June 30, 2013, compared to cash outflows from investing activities of $29.8 million for the six months ended June 30, 2012. This change was attributable primarily to decreased net purchases of investments and decreased expenditures on capital assets during the six months ended June 30, 2013.

Cash Flows from Financing Activities

We generated $9.9 million of cash during the six months ended June 30, 2013 from a registered direct financing completed in June 2013, which involved the issuance of common stock and warrants.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$3,346	$595	$1,217	$1,244	$290

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2013, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In February 2013, FASB issued new guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to disclose the amount reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the Consolidated Statements of Operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about these amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. The amendments are effective for reporting periods beginning after December 15, 2013 for private companies. The adoption of this guidance on January 1, 2013 has no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $69.6 million and $83.8 million as of June 30, 2013 and December 31, 2012, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended June 30, 2013, would result in a decline in investment income of approximately $38,330 for that same period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. On June 24, 2013, the plaintiff in the lawsuit filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2013, Oncothyreon filed a motion to dismiss the amended complaint on the basis that the plaintiff lacks standing to pursue derivative claims on behalf of the company.

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

Our lead cancer vaccine product candidate, L-BLP25, is being evaluated for the treatment of NSCLC. Under our license agreement with Merck KGaA for L-BLP25, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of L-BLP25. In December 2012, Merck KGaA announced that the Phase 3 START trial of L-BLP25 did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for L-BLP25 in certain subgroups and in May 2013. Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with L-BLP25 versus placebo respectively. Merck KGaA has stated that it is consulting with external experts and regulatory authorities to determine potential next steps, if any, for L-BLP25. Before submitting a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete one or more clinical trials in NSCLC potentially in a subgroup or additional subgroups identified in the START trial. This process could take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

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

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to L-BLP25, which is proprietary to us. The Phase 1 trial of ONT-10 consists of two parts. Part 1 evaluates a dose escalation schedule in up to 48 patients to determine the maximally tolerated or recommended dose of ONT-10 administered either once every other week or once every week over an 8 week period. Part 2 will further investigate the safety of ONT-10 at the maximally tolerated or recommended dose in up to 15 additional patients at the weekly or biweekly schedule. We currently expect to complete Part 1 of the Phase 1 trial on ONT-10 in the second half of 2013.

Because both ONT-10 and L-BLP25 are targeted at the MUC1 antigen, we currently expect that the further development of ONT-10 will depend, in part, on Merck’s decisions regarding the further development of L-BLP25. In the event that Merck does not decide to proceed with the development of L-BLP25, then we may choose to discontinue further development of ONT-10 or otherwise modify our development efforts related to ONT-10. Any announcement regarding the abandonment of or changes in our current plans for the development of ONT-10 would reduce the number of our clinical product candidates and could adversely impact the trading price of our common stock or our ability to obtain further funding for our remaining pre-clinical and clinical pipeline of drug candidates.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, our product candidate L-BLP25 did not meet its primary endpoint in a Phase 3 clinical trial. Additionally, the on-going Phase 2 clinical trials currently being run for PX-866 may fail to demonstrate that PX-866 is sufficiently safe and effective to warrant further development. For example, we recently announced that PX-866 administered with docetaxel in patients with NSCLC, and PX-866 administered with cetuximab in patients with recurrent, metastatic colorectal carcinoma, each in a Phase 2 trial, did not meet their primary endpoints. We are continuing to test PX-866 in several other indications, and expect data from these clinical trials in the second half of 2013.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including L-BLP25, ONT-10, ONT-380 or PX-866.

L-BLP25 and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

The process of obtaining required Food and Drug Administration (FDA), and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. L-BLP25 and ONT-10 are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of L-BLP25 and our other active vaccine products under development.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2013, our accumulated deficit was approximately $418.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our lead product candidate, L-BLP25, in clinical trials for the treatment of NSCLC. We are currently conducting two on-going Phase 2 trials and one Phase 1/2 trial for PX-866 and a Phase 1 trial for ONT-10. We also recently began collaborating with Array to develop ONT-380, which we expect to test in clinical trials beginning in late 2013 or early 2014. There can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in December 2012, we and Merck KGaA announced that L-BLP25 did not meet its primary endpoint of improvement in overall survival in a Phase 3 trial in patients with NSCLC.

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

We and our collaborators currently rely on third-party manufacturers to supply our product candidates. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs or our collaborators’ needs or other impediments with respect to development or manufacturing could adversely affect the clinical development and commercialization of L-BLP25, our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our other product candidates in a timely manner, or at all.

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

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to certain of our product candidates, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all.

If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA or Array, in the case of L-BLP25 or ONT-380, respectively) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA or Array, in the case of L-BLP25 or ONT-380, respectively) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Any manufacturer of our products must comply with cGMP, requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

Pre-clinical and clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

We are currently conducting clinical trials for PX-866 and ONT-10 and we expect to begin conducting clinical trials for ONT-380 in late 2013 or early 2014. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we or our collaborators, including Array, fail to comply with these requirements, we, any of our collaborators or Merck KGaA could be subject to penalties, including:

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

We may expand our business through the acquisition of companies or businesses or by entering into collaborations or in-licensing product candidates that could disrupt our business and harm our financial condition.

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, we recently announced that we are collaborating with Array to develop ONT-380. Acquisitions, collaborations and in-licenses, including our ONT-380 collaboration, involve numerous risks, including:

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

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage a collaboration or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

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

As of June 30, 2013, we owned approximately 13 U.S. patents and 17 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 11 U.S. patents and 1 U.S. patent applications, as well as the corresponding foreign patents and patent applications. In addition to the aforementioned patents and patent applications, we have an exclusive license to Array’s patents that cover ONT-380, subject to certain rights retained by Array. The degree of future protection for our proprietary rights is uncertain. For example:

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

If our vaccine technology or our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration with Merck KGaA and Array.

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

L-BLP25. There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. L-BLP25 has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least two vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3 and Transgene’s TG-4010 in Phase 2. TG-4010 also targets MUC1, although using technology different from L-BLP25.

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

ONT-380. ONT-380 is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody toxin conjugate T-DM1 (KadcylaTM), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb®) for the treatment of metastatic breast cancer, and Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib in Phase 3.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. Under our agreements with Merck KGaA, Merck KGaA is responsible for developing and commercializing L-BLP25. Under our agreement with Array, we are responsible for a defined set of proof-of-concept trials for ONT-380, we and Array will jointly conduct any Phase 3 development supported by the proof-of-concept studies and Array is responsible for commercialization of ONT-380 worldwide. Any problems with our relationship with Merck KGaA or with Array could delay the development and commercialization of L-BLP25 or ONT-380. Additionally, we may not be able to enter into arrangements with respect to our product candidates not covered by the Merck KGaA or Array agreements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

We cannot be certain that the actions we have taken to ensure we have adequate internal controls over financial reporting will be sufficient. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require remedial measures which could be costly and time-consuming. In addition, in such a case, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our cost and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit seeks unspecified damages allegedly sustained by Oncothyreon, which is named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. In particular, we experienced significant volatility after we and Merck KGaA announced in December 2012 that L-BLP25 failed to meet its primary endpoint in a Phase 3 trial. We experienced additional volatility in May 2013 following an additional release regarding the Merck KGaA study of L-BLP25 and the release of the results of our trials of PX-866 in patients with glioblastoma and castration resistant prostate cancer. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our June 2013 registered direct offering, we sold an aggregate of 5,000,000 shares of our common stock and warrants to purchase 5,000,000 shares of our common stock. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

In February 2012 we entered into an agreement with Cowen to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. If we access the “at the market” equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of June 30, 2013, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,242 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In June 2013, we generated approximately $9.9 million of net proceeds from the sale of shares of our common stock and warrants to purchase shares of our common stock in a registered direct offering. In April 2012, we generated approximately $50.3 million of net proceeds from the sale of shares of our common stock in an underwritten public offering. We will have broad discretion over the use of proceeds from the sale of those shares and the sale of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number		Description

4.1		Form of Warrant issued by Oncothyreon Inc. to BVF Partners L.P. and certain of its affiliates (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Oncothyreon Inc. on May 30, 2013)(File No. 001-33882)

10.1†	*	Development and Commercialization Agreement, dated May 29, 2013, between Array BioPharma Inc. and Oncothyreon Inc.

10.2	*	Letter Amendment, dated April 30, 2013, to Amended and Restated License Agreement between Merck KGaA and Oncothyreon Inc.

10.3		Form of Subscription Agreement between BVF Partners L.P. and certain of its affiliates and Oncothyreon Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Oncothyreon Inc. on May 30, 2013)(File No. 001-33882)

31.1	*	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of these exhibits have been filed separately with the SEC.
#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
**	Pursuant to applicable securities laws and regulations, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: August 6, 2013	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: August 6, 2013	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant issued by Oncothyreon Inc. to BVF Partners L.P. and certain of its affiliates (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Oncothyreon Inc. on May 30, 2013)(File No. 001-33882)

10.1†*	Development and Commercialization Agreement, dated May 29, 2013, between Array BioPharma Inc. and Oncothyreon Inc.

10.2*	Letter Amendment, dated April 30, 2013, to Amended and Restated License Agreement between Merck KGaA and Oncothyreon Inc.

10.3	Form of Subscription Agreement between BVF Partners L.P. and certain of its affiliates and Oncothyreon Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Oncothyreon Inc. on May 30, 2013)(File No. 001-33882)

31.1*	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of these exhibits have been filed separately with the SEC.
#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
**	Pursuant to applicable securities laws and regulations, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.