Form 10-Q
period 2013-09-30
Oncothyreon Inc.
filed 2013-11-12
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 12, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 69,314,108.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

-ii-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,774	$22,266
Short-term investments	48,582	58,988
Accounts and other receivables	1,687	323
Prepaid and other current assets	1,048	840

Total current assets	64,091	82,417
Long-term investments	10,560	2,502
Property and equipment, net	1,819	1,887
Goodwill	2,117	2,117
Other assets	644	512

Total assets	$79,231	$89,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$677	$1,133
Accrued and other liabilities	1,920	852
Accrued compensation and related liabilities	1,065	1,042
Current portion of restricted share unit liability	244	44
Current portion of warrant liability	215	—

Total current liabilities	4,121	3,071
Deferred rent	463	533
Restricted share unit liability	201	227
Warrant liability	1,910	3,251
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	6,725	7,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 68,060,844 and 57,216,237 shares issued and outstanding	353,854	353,853
Additional paid-in capital	149,409	126,832
Accumulated deficit	(425,722)	(393,326)
Accumulated other comprehensive loss	(5,035)	(5,036)

Total stockholders’ equity	72,506	82,323

Total liabilities and stockholders’ equity	$79,231	$89,435

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Operating expenses
Research and development	$5,517	$5,783	$27,374	$16,348
General and administrative	2,085	1,902	6,266	5,181

Total operating expenses	7,602	7,685	33,640	21,529

Loss from operations	(7,602)	(7,685)	(33,640)	(21,529)

Other income (expenses)
Investment and other income (expenses), net	66	32	118	(167)
Interest expense	—	—	—	(309)
Change in fair value of warrant liability	(174)	(972)	1,126	14,336

Total other income (expenses), net	(108)	(940)	1,244	13,860

Net loss	$(7,710)	$(8,625)	$(32,396)	$(7,669)

Net loss per share — basic	$(0.12)	$(0.15)	$(0.54)	$(0.15)

Net loss per share — diluted (Note 6)	$(0.12)	$(0.15)	$(0.54)	$(0.41)

Shares used to compute basic net loss per share	63,886,874	57,186,749	59,962,328	52,564,914

Shares used to compute diluted net loss per share	63,886,874	57,186,749	59,962,328	53,899,276

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net loss	$(7,710)	$(8,625)	$(32,396)	$(7,669)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) during the period, net	22	38	1	8
Reclassification adjustment	—	—	—	1

Other comprehensive income	22	38	1	9

Comprehensive loss	$(7,688)	$(8,587)	$(32,395)	$(7,660)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(32,396)	$(7,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	396
Amortization of discount and deferred financing costs on notes payable	—	78
Amortization of premiums and accretion of discounts on securities	473	587
Share-based compensation expense	1,628	992
Change in fair value of warrant liability	(1,126)	(14,336)
Cash settled on conversion of restricted share units	(11)	(39)
Other	(45)	264
Net change in assets and liabilities:
Accounts and other receivable	84	(111)
Prepaid expenses and other current assets	(208)	(525)
Other long term assets	(132)	(79)
Accounts payable	(456)	1,475
Accrued and other liabilities	1,068	(280)
Accrued compensation and related liabilities	23	77
Deferred rent	(70)	(63)

Net cash used in operating activities	(30,801)	(19,233)

Cash flows from investing activities
Purchases of investments	(50,190)	(72,037)
Redemption of investments	52,066	45,698
Purchases of property and equipment, net	(253)	(686)

Net cash provided by (used in) investing activities	1,623	(27,025)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	19,686	50,377
Principal payments on notes payable	—	(909)
Repayment on notes payable	—	(4,135)

Net cash provided by financing activities	19,686	45,333

Decrease in cash and cash equivalents	(9,492)	(925)
Cash and cash equivalents, beginning of period	22,266	11,609

Cash and cash equivalents, end of period	$12,774	$10,684

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2013 and September 30, 2012

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission (the SEC), on March 14, 2013.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2013 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Reclassifications

The Company reclassified amortization of premiums and accretion of discounts on securities out of investing activities into operating activities. The prior years’ amortization of premiums and accretion of discounts were reclassified for consistency with current period presentation. These reclassifications had no effect on reported operating expenses, loss from operations, or net loss.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008. Should the Company liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, as a charge to earnings in the Company’s condensed consolidated statement of operations and comprehensive loss.

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2013. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at June 30, 2013	$9	$(5,066)	$(5,057)
Current period other comprehensive income	22	—	22

Balance at September 30, 2013	$31	$(5,066)	$(5,035)

	Nine months ended September 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$30	$(5,066)	$(5,036)
Current period other comprehensive income	1	—	1

Balance at September 30, 2013	$31	$(5,066)	$(5,035)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

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

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$10,636	$—	$—	$10,636	$19,859	$—	$—	$19,859
Debt securities of U.S. government agencies	—	45,602	—	45,602	—	52,444	—	52,444
Corporate bonds	—	13,540	—	13,540	—	9,046	—	9,046

	$10,636	$59,142	$—	$69,778	$19,859	$61,490	$—	$81,349

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Restricted share units	$445	$—	$—	$445	$271	$—	$—	$271
Warrants	$—	$—	$2,125	$2,125	$—	$—	$3,251	$3,251

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and nine month periods ending September 30, 2013 and 2012. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of September 30, 2013 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2013
Cash	$2,138	$—	$—	$2,138
Money market funds	10,636	—	—	10,636
Debt securities of U.S. government agencies	45,581	21	—	45,602
Corporate bonds	13,530	10	—	13,540

Total	$71,885	$31	$—	$71,916

As of December 31, 2012
Cash	$2,407	$—	$—	$2,407
Money market funds	19,859	—	—	19,859
Debt securities of U.S. government agencies	52,415	29	—	52,444
Corporate bonds	9,045	3	(2)	9,046

Total	$83,726	$32	$(2)	$83,756

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of September 30, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$59,196	$59,218	$78,819	$78,847
Greater than one year but less than five years	10,551	10,560	2,500	2,502

Total	$69,747	$69,778	$81,319	$81,349

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

6. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share
Basic	$(7,710)	$(8,625)	$(32,396)	$(7,669)
Adjustments for change in fair value of warrant liability	—	—	—	(14,336)

Diluted	$(7,710)	$(8,625)	$(32,396)	$(22,005)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	63,886,874	57,186,749	59,962,328	52,564,914
Dilutive effect of warrants	—	—	—	1,334,362

Diluted	63,886,874	57,186,749	59,962,328	53,899,276

Net loss per share — basic	$(0.12)	$(0.15)	$(0.54)	$(0.15)

Net loss per share — diluted	$(0.12)	$(0.15)	$(0.54)	$(0.41)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Director and employee stock options	2,909,699	2,482,862	2,909,699	2,482,862
Warrants	10,922,090	5,922,089	10,922,090	48,701
Non-employee director restricted share units	215,829	140,968	215,829	140,968
Employee stock purchase plan	23,374	19,223	23,374	19,223

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

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement with Cowen and Company, LLC (the Sales Agreement) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC (Cowen) will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. On July 1, 2013, the Company commenced selling its common stock through the “at the market” equity offering program under the Sales Agreement. During the three months ended September 30, 2013, the Company sold an aggregate of 5,791,697 shares for gross proceeds of $11.5 million. The net proceeds from the sale of the shares, after deducting commission of approximately $0.3 million, were approximately $11.2 million. That amount includes $1.4 million of net proceeds that were pending settlement as of September 30, 2013, which are recorded in this Form 10-Q in accounts and other receivables. The pending settlement amount was received in October 2013. As of September 30, 2013, approximately $38.5 million of the Company’s common stock remained available for sale under the “at the market” equity offering program.

8. WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of September 30, 2013, warrants to purchase a total of 10,922,090 shares of the Company’s common stock were outstanding. No warrants expired or were exercised in each of the three and nine months ended September 30, 2013 and September 30, 2012.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of September 30, 2013, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of September 30, 2013, warrants to purchase 2,691,242 and 3,182,147 shares of the Company’s common stock, from the May 2009 and September 2010 financings respectively, totaling 5,873,389 shares, were outstanding and classified as a liability.

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

	As of September 30, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$2.06	$2.06
Expected dividend rate	0.0%	0.0%
Expected volatility	61.5%	88.5%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.65	2.03

	As of December 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.92	$1.92
Expected dividend rate	0.0%	0.0%
Expected volatility	99.2%	81.1%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.40	2.78

The fair value of the warrant liability and the changes in its fair value during the three and nine months ended September 30, 2013 and September 30, 2012 were as follows:

	Three months ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$1,951	$13,463
Change in fair value of warrant liability included in:
Other expense (income)	174	972

Balance at the end of period	$2,125	$14,435

	Nine months ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,251	$28,771
Change in fair value of warrant liability included in:
Other expense (income)	(1,126)	(14,336)

Balance at the end of period	$2,125	$14,435

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.4 million.

9. SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of September 30, 2013, the number of shares of common stock reserved for issuance under the Share Option Plan was 6,806,084. As of September 30, 2013, 2,794,003 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended September 30, 2013 and September 30, 2012, the Company granted 10,000 and 75,000 stock options, respectively, and recorded stock compensation expense of $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the Company granted 10,000 and 100,500 stock options, respectively, and recorded stock compensation expense of $1.3 million and $1.0 million, respectively. Stock options granted during the nine months ended September 30, 2012 were higher due to the addition of an increased number of new employees during the period. No stock options were exercised during each of the three and nine months ended September 30, 2013 and September 30, 2012.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average grant-date fair value for stock options granted	$1.27	$3.62	$1.27	$3.63
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	89.64%	84.78%	89.64%	84.62%
Risk-free interest rate	1.80%	0.86%	1.80%	0.90%
Expected life of options in years	6	6	6	6

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2013, expense related to this plan was $44,273 and $107,847, respectively. For the three and nine months ended September 30, 2012, expense related to this plan was $54,928 and $134,030, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three months periods ended September 30, 2013 and September 30, 2012. The Company issued 35,895 shares and 28,591 shares to employees during the nine months ended September 30, 2013 and September 30, 2012, respectively. There are 716,278 shares reserved for future issuances under the ESPP as of September 30, 2013.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of September 30, 2013, 79,022 shares of common stock remain available for future grant under the RSU Plan. During the three months ended September 30, 2013, the Company granted 17,341 restricted share units (RSUs) with a fair value of $30,000 to its new board member. The Company did not grant any RSUs during the three months ended September 30, 2012. The Company granted 97,551 and 40,870 RSUs, with a fair value of $180,000 and $150,000 during nine months ended September 30, 2013 and September 30, 2012, respectively. No shares were issued upon conversion of RSUs for the three months ended September 30, 2013 and September 30, 2012. During the nine months ended September 30, 2013 and September 30, 2012, 22,690 and 43,397 shares were issued upon conversion of RSUs, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of the shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs resulted in an additional $0.1 million and $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively. The remeasurement of the outstanding RSUs resulted in an additional $0.1 million and a reduction of $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

10. CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Litigation Contingency

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit sought unspecified damages allegedly sustained by Oncothyreon, which was named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. On June 24, 2013, the plaintiff in the lawsuit filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2013, we filed a motion to dismiss the amended complaint on the basis that the plaintiff lacks standing to pursue derivative claims on behalf of the company. On September 16, 2013, the court entered an order granting our motion and dismissing the lawsuit with prejudice, which means that the plaintiff was not permitted to further amend his complaint to bolster his claims. The period to appeal the dismissal order has now expired, with no appeal being filed, so the lawsuit is concluded.

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

11. COLLABORATIVE AND LICENSE AGREEMENTS

Merck KGaA

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide (formerly known as L-BLP25 or Stimuvax). The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of tecemotide. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of tecemotide ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement during the three and nine months ended September 30, 2013 and September 30, 2012.

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

12. INCOME TAX

Due to actual and projected losses for the years ended December 31, 2013 and 2012, respectively, and the Company’s history of losses, the Company has not recorded an income tax provision for the three and nine months ended September 30, 2013 and September 30, 2012. The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets.

13. SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the prospects for developing, obtaining regulatory approval for, and commercializing our lead product candidate, tecemotide (formerly known as L-BLP25 or Stimuvax);

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to manage our relationship with Merck KGaA and Array to develop and commercialize tecemotide and ONT-380, respectively;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Our most advanced cancer vaccine product candidate, tecemotide (formerly known as L-BLP25 or Stimuvax), is being evaluated for the treatment of non-small cell lung cancer, or NSCLC. We have granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide. In December 2012 Merck KGaA announced that the Phase 3 START trial of tecemotide did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA also announced, however, that notable treatment effects were seen for tecemotide in certain subgroups and in May 2013, Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with tecemotide versus placebo respectively. In September 2013, Merck Serono, the biopharmaceutical division of Merck KGaA, announced that it has decided to continue clinical development of tecemotide, and that it will conduct a new Phase 3 trial called START2 based on the outcome of the prior START trial. START2 will be a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in 1,000 patients with unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy. In addition, the ongoing clinical program of tecemotide that includes studies in the Asia Pacific region is continuing.

We are also conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against a target similar to tecemotide, which is proprietary to us. Initial results from this trial have demonstrated that ONT-10, unlike tecemotide, activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. We are continuing the ongoing Phase 1 trial and evaluating options for the continued development of ONT-10. The Phase 1 trial of ONT-10 is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist.

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

We are also developing PX-866, for which we are conducting four Phase 1/2 or Phase 2 trials in a variety of cancer indications. PX-866 is an irreversible, pan-isoform phosphatidylinositol-3-kinase, or PI-3-kinase inhibitor, we obtained when we acquired ProlX Pharmaceuticals Corporation, or ProlX, in 2006. The Phase 2 portions of two randomized trials in patients with head and neck cancer are fully enrolled; we expect data from these trials in late 2013. The Phase 1 portion of a Phase 1/2 trial of PX-866 in combination with vemurafenib is ongoing in patients with BRAF mutant tumors. A Phase 2 trial is currently enrolling patients with castration resistant prostate cancer who are receiving combination treatment with PX-866, abiraterone and prednisone after progression on abiraterone and prednisone alone. Earlier this year we announced that our trials of PX-866 in patients with NSCLC and metastatic colorectal cancer did not meet their primary endpoints of an improvement in progression free survival or overall response rate, respectively. We have not licensed any rights to PX-866 to any third party and retain all development, commercialization and manufacturing rights. If data from the ongoing trials of PX-866 are supportive, we intend to seek a partner for the further development of PX-866.

We believe the quality and breadth of our product candidate pipeline, strategic collaborations and scientific team will potentially enable us to become an integrated biopharmaceutical company with a diversified portfolio of novel, commercialized therapeutics for major diseases.

In May 2001, we entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development and commercialization of tecemotide. In December 2008, we entered into a license agreement with Merck KGaA, which replaced our pre-existing agreements with them. Upon the execution of the 2008 license agreement, all of our future performance obligations related to the collaboration for the clinical development and development of the manufacture process of tecemotide were removed and our continuing involvement in the development and manufacturing of tecemotide ceased. Pursuant to the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. We may receive cash payments of up to $90 million, which figure excludes the $2.0 million received in December 2009 and $19.8 million received prior to the execution of the 2008 license agreement. We are also entitled to receive royalties based on net sales of tecemotide ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. Royalty rates were reduced relative to prior agreements by a specified amount which we believe is consistent with our estimated costs of goods, manufacturing scale-up costs and certain other expenses assumed by Merck KGaA. In addition, pursuant to the terms of the 2008 license agreement we (1) agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated collaboration or license agreement with respect to the development or commercialization of ONT-10. For additional information regarding our relationship with Merck KGaA, see “Note 8 — Collaborative and License Agreements” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for tecemotide, ONT-10, ONT-380 and PX-866, our ability to obtain development and commercialization partners for PX-866, Merck KGaA’s success in obtaining regulatory approval for tecemotide, Array’s or our success in obtaining regulatory approval for ONT-380, our success in obtaining regulatory approval for PX-866 and ONT-10, and Merck KGaA’s, Array’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to tecemotide or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. ONT-380, ONT-10 and PX-866 are much earlier in the development stage than tecemotide, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice, or cGMP, material. We expect expenditures associated with these activities to increase in future years as we continue the development of ONT-380 and ONT-10.

We have incurred substantial losses since our inception. As of September 30, 2013, our accumulated deficit totaled $425.7 million. We incurred a net loss of $32.4 million for the nine months ended September 30, 2013 compared to a net loss of $7.7 million for the same period in 2012. The increase in net loss for the nine months ended September 30, 2013 was primarily due to lower non-cash income from the change in fair value of warrant liability, which was $1.1 million for the nine months ended September 30, 2013 compared to $14.3 million for the nine months ended September 30, 2012. The change in the fair value of the warrant liability is attributable to changes in our stock price as well as volatility and expected life of our warrants that were classified as liability. In addition, the increase in loss was also due to an upfront payment of $10.0 million to Array in connection with our collaborative agreement. See the section captioned “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings.

On July 1, 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen. During the three months ended September 30, 2013, we sold an aggregate of 5,791,697 shares of our common stock and generated net proceeds of approximately $11.2 million which includes $1.4 million of net proceeds that were pending settlement as of September 30, 2013 and were received in October 2013. On June 4, 2013, we completed a registered direct financing, in which we sold 5,000,000 shares of our common stock and warrants to purchase 5,000,000 shares of our common stock, generating net proceeds of approximately $9.9 million. In April 2012, we completed a financing, in which we issued an aggregate of 13.5 million shares and generated net proceeds of approximately $50.3 million. See the section captioned “Liquidity and Capital Resources” of the unaudited financial statements included in this report for additional information. Because we have limited revenues and substantial research and development and operating expenses, we expect that we will in the future seek additional working capital funding from the sale of equity, debt securities, loans or the licensing of product candidate rights to third parties.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses include external research and development expenses incurred pursuant to collaboration agreements; agreements with third-party manufacturing and contract research organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee related expenses, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. To date, we have recognized research and development expenses, including those paid to third parties, as they have been incurred.

General and Administrative. General and administrative expense consists principally of salaries, benefits, share-based compensation expense and related costs for personnel in our executive, finance, accounting, legal, human resource functions and information technology services. Other general and administrative expenses include professional fees for legal, consulting, accounting services and allocation of our facility costs, which includes depreciation and amortization.

Investment and Other Income (Expense), Net. Net investment and other net income (expense) consists of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S government agencies and corporate bonds. In 2012, we incurred a loss on extinguishment of debt of our term loan with General Electric Capital Corporation which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses. For more information, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)		(In millions, except per share amounts)
Operating expenses	$(7.6)	$(7.6)	$(33.6)	$(21.5)
Other income (expenses), net	0.1	—	0.1	(0.5)
Change in fair value of warrant liability — income (loss)	(0.2)	(1.0)	1.1	14.3

Net loss	$(7.7)	$(8.6)	$(32.4)	$(7.7)

Net loss per share — basic	$(0.12)	$(0.15)	$(0.54)	$(0.15)

Net loss per share — diluted	$(0.12)	$(0.15)	$(0.54)	$(0.41)

We did not recognize any revenue for the three and nine months ended September 30, 2013 and September 30, 2012. As discussed in more detail below, the net loss of $7.7 million for the three months ended September 30, 2013 compared to the net loss of $8.6 million for the three months ended September 30, 2012 was primarily due to a $0.2 million non-cash expense from the change in fair value of warrant liability for the three months ended September 30, 2013 compared to a $1.0 million non-cash expense from the change in fair value of warrant liability for the three months ended September 30, 2012. In addition, the decrease in net loss was also due to slight decreases in research and development expenses. The decrease was partially offset by slight increases in general and administrative expense.

Operating expenses for the nine months ended September 30, 2013 included an upfront fee of $10.0 million paid to Array upon initiation of a collaboration agreement that we entered into in May 2013. See the section captioned “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

Income or expense associated with the change in fair value of the warrant liability are the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price as well as volatility and expected life of our warrants that were classified as liability. For more information, see “Note 8 — Warrants” of the unaudited financial statements included elsewhere in this report.

The net loss of $32.4 million for the nine months ended September 30, 2013 compared to the net loss of $7.7 million for the nine months ended September 30, 2012 was primarily due to lower non-cash income from the change in fair value of warrant liability; $1.1 million for the nine months ended September 30, 2013, compared to $14.3 million for the nine months ended September 30, 2012. In addition, the increase in loss was also due to increases in research and development expenses, which were attributable to an upfront payment of $10.0 million to Array and greater activity related to the development of ONT-10 and ONT-380. The increase in loss was also the result of higher general and administrative expenses.

Based on our development plans for our small molecule and vaccine candidates, we expect to continue to incur operating losses for the foreseeable future.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Research and development	$5.5	$5.8	$27.4	$16.3

Research and development expenses decreased by $0.3 million, or 5.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, principally due to decreases in clinical trials expense of $1.3 million related to PX-866. The decrease was partly offset by higher manufacturing development and preclinical expense of $0.7 million due to greater activity related to the development of ONT-10 and ONT-380 and increased salaries and benefits of $0.4 million attributable to increased headcount.

Research and development expenses increased by $11.1 million, or 68.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, principally due to an upfront payment of $10.0 million to Array. In addition, the increase in research and development expense was also due to higher manufacturing development and preclinical expense of $1.8 million as a result of greater manufacturing and preclinical activity related to the development of ONT-10 and ONT-380 and increased salaries and benefits of $1.0 million attributable to increased headcount. The increase was partly offset by decrease in clinical trials expense of $1.8 million primarily related to the development of PX-866.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
General and administrative	$2.1	$1.9	$6.3	$5.2

The $0.2 million, or 10.5%, increase in general and administrative expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was principally due to a $0.1 million increase in salaries and benefits expense attributable to increased headcount, a $0.1 million increase in insurance expense and a $0.1 million increase in director compensation primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. In addition, the increase in director compensation was also due to RSUs granted to our new board member during the three months ended September 30, 2013. See “Note 9 – Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs and RSUs granted during three months ended September 30, 2013. The increase was partially offset by a $0.1 million decrease in professional fees primarily related to regulatory compliance activities during the three months ended September 30, 2012.

The $1.1 million, or 21.2%, increase in general and administrative expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was principally due to a $0.7 million increase in salaries and benefits expense attributable to increased headcount, a $0.1 million increase in insurance expense and a $0.4 million increase in director compensation primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. In addition, the increase in director compensation was also due to RSUs granted to our new board member during the three months ended September 30, 2013. The increase was partially offset by a $0.2 million decrease in professional fees primarily related to regulatory compliance during the nine months ended September 30, 2012.

Investment and other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Investment and other income (expense), net	$0.1	$—	$0.1	$(0.2)

Net investment and other income (expense) increased by $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a gain on disposal of an asset. The increase was partially offset by lower interest income during the three months ended September 30, 2013.

Net investment and other income (expense) increased by $0.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a loss on early extinguishment of debt in June 2012 and higher gains on disposal of assets during the nine months ended September 30, 2013. The increase was partially offset by lower interest income during the nine months ended September 30, 2013.

For additional information on the early extinguishment of debt, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Interest expense	$—	$—	$—	$0.3

There was no interest expense during each of the three and nine months ended September 30, 2013 and the three months ended September 30, 2012. The $0.3 million, or 100.0% decrease in interest expense, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was attributable to the pay off of the outstanding balance of our term loan with GECC in June 2012.

For additional information, see “Note 5 — Notes Payable” of the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Change in fair value of warrant liability — income (expense)	$(0.2)	$(1.0)	$1.1	$14.3

The $0.2 million non-cash expense and $1.1 million non-cash income recorded in the three and nine months ended September 30, 2013, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the May 2009 and September 2010 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8 — Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $12.8 million, short-term investments of $48.6 million and long-term investments of $10.6 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S. government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S. government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt, payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.8 million as of September 30, 2013 compared to $22.3 million as of December 31, 2012, a decrease of $9.5 million, or 42.6%. The decrease was primarily attributable to cash used to fund our operations of $30.8 million and equipment purchases of $0.3 million. Such decrease was partially offset by cash received of $9.8 million from the sale of our common stock through the “at the market” equity offering program under the Sales Agreement with Cowen, net proceeds of $9.9 million from our June 2013 registered direct offering and net investment redemption of $1.9 million.

As of September 30, 2013, our working capital (defined as current assets less current liabilities) was $60.0 million compared to $79.3 million as of December 31, 2012, a decrease of $19.3 million, or 24.3%. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $9.5 million, a decrease in short-term investments of $10.4 million and an increase in accrued and other liabilities of $1.1 million. The decrease in working capital was partially offset by an increase in prepaid and other current assets of $0.2 million and an increase in accounts and other receivables of $1.4 million due to proceeds receivable from pending settlement of transactions through the “at the market” equity offering program under the Sales Agreement with Cowen. The $1.4 million was received in October 2013.

On July 1, 2013, we commenced selling our common stock through the “at the market” equity offering program under the Sales Agreement with Cowen. During the three months ended September 30, 2013, we sold an aggregate of 5,791,697 shares of our common stocks for gross proceeds of $11.5 million. The net proceeds from the sale of the shares, after deducting commission of $0.3 million, were approximately $11.2 million, which includes $1.4 million of net proceeds that were pending settlement as of September 30, 2013 and were received in October 2013.

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

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, including but not limited to under our Sales Agreement with Cowen, but we cannot predict whether financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional capital when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash Flows from Operating Activities

Cash used by operating activities increased $11.6 million to $30.8 million for the nine months ended September 30, 2013, compared to $19.2 million of cash used by operating activities for the nine months ended September 30, 2012. This increase was primarily due to an upfront payment of $10.0 million to Array on entry into our collaboration agreement with Array. See the section captioned “Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the increase in cash used by our operating activities was also due to an increase in general and administrative expenses and research and development expenses.

Cash Flows from Investing Activities

We had cash inflows of $1.6 million from investing activities for the nine months ended September 30, 2013, compared to cash outflows from investing activities of $27.0 million for the nine months ended September 30, 2012. This change was attributable primarily to net redemption of investments as compared to net purchases of investments for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. In addition, purchases of property and equipment decreased by $0.4 million during the nine months ended September 30, 2013 compared to the same period in 2012.

Cash Flows from Financing Activities

We generated $19.7 million of cash during the nine months ended September 30, 2013, which consisted of net proceeds of $9.8 million received from the sale of our common stock through our “at the market” equity offering program under the Sales Agreement with Cowen, and net proceeds of $9.9 million received from a registered direct offering completed in June 2013.

Cash provided by financing activities for the nine months ended September 30, 2012 was $45.3 million, which consisted primarily of net proceeds of approximately $50.3 million from our April 2012 common stock offering. The proceeds from this offering were partially offset by the repayment of the GECC term loan of $4.1 million in June 2012 and $0.9 million in principal payments on notes payable.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$3,198	$597	$1,221	$1,247	$133

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2013, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statement when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have impact on the presentation of our unrecognized tax benefits or on our consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $71.9 million and $83.8 million as of September 30, 2013 and December 31, 2012, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended September 30, 2013, would result in a decline in investment income of approximately $58,000 for that same period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. The lawsuit sought unspecified damages allegedly sustained by Oncothyreon, which was named in the suit as a nominal defendant, as well as certain corporate reforms, disgorgement, and attorneys’ fees and litigation expenses. On June 24, 2013, the plaintiff in the lawsuit filed an amended complaint asserting the same claims and seeking the same relief. On July 18, 2013, we filed a motion to dismiss the amended complaint on the basis that the plaintiff lacks standing to pursue derivative claims on behalf of the company. On September 16, 2013, the court entered an order granting our motion and dismissing the lawsuit with prejudice, which means that the plaintiff was not permitted to further amend his complaint to bolster his claims. The period to appeal the dismissal order has now expired, with no appeal being filed, so the lawsuit is concluded.

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

Risks Relating to our Business

We cannot be certain that our most advanced product candidate tecemotide (formerly known as L-BLP25 or Stimuvax) will be successfully developed or receive regulatory approval or be successfully commercialized.

Our most advanced cancer vaccine product candidate, tecemotide, is being evaluated for the treatment of NSCLC. Under our license agreement with Merck KGaA for tecemotide, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of tecemotide. In December 2012, Merck KGaA announced that the Phase 3 START trial of tecemotide did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced stage IIIA or stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for tecemotide in certain subgroups and in May 2013, Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with tecemotide versus placebo respectively. In September 2013, Merck Serono, the biopharmaceutical division of Merck KGaA, announced that it has decided to continue clinical development of tecemotide, and that it will conduct a new Phase 3 trial called START2 based on the outcome of the prior START trial. START2 will be a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in 1,000 patients with unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy. In addition, the ongoing clinical program of tecemocide that includes studies in the Asia Pacific region is continuing. Before submitting a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete START2 and/or other clinical trials in NSCLC. This process could take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

Pursuant to our agreement with Merck KGaA, Merck KGaA is responsible for the development and the regulatory approval process and any subsequent commercialization of tecemotide. We cannot assure you that Merck KGaA will complete additional clinical trials of tecemotide or continue to advance the development and commercialization of tecemotide. In the event ongoing clinical trials proceed or additional clinical trials are pursued and these clinical trials fail to demonstrate that tecemotide is safe and effective, it will not receive regulatory approval. Even if tecemotide receives regulatory approval, it may never be successfully commercialized. If tecemotide does not receive regulatory approval or is not successfully commercialized, or if Merck KGaA decides not to continue to advance the development and commercialization of tecemotide, we may not be able to generate revenue, become profitable or continue our operations which would have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in the price of our common stock.

Products that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, our product candidate tecemotide did not meet its primary endpoint in a Phase 3 clinical trial. Additionally, the on-going Phase 2 clinical trials currently being run for PX-866 may fail to demonstrate that PX-866 is sufficiently safe and effective to warrant further development. For example, we recently announced that PX-866 administered with docetaxel in patients with NSCLC, and PX-866 administered with cetuximab in patients with recurrent, metastatic colorectal carcinoma, each in a Phase 2 trial, did not meet their primary endpoints. We are continuing to test PX-866 in several other indications, and expect data from these clinical trials in the second half of 2013.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including tecemotide, ONT-10, ONT-380 or PX-866.

Tecemotide and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

The process of obtaining required Food and Drug Administration (FDA), and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Tecemotide and ONT-10 are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of tecemotide and our other active vaccine products under development.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2013, our accumulated deficit was approximately $425.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our most advanced cancer vaccine product candidate, tecemotide, in clinical trials for the treatment of NSCLC. We are currently conducting four Phase 1/2 or Phase 2 trials for PX-866 and a Phase 1 trial for ONT-10. We also recently began collaborating with Array to develop ONT-380, which we expect to test in clinical trials beginning in late 2013 or early 2014. There can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in December 2012, we and Merck KGaA announced that tecemotide did not meet its primary endpoint of improvement in overall survival in a Phase 3 trial in patients with NSCLC.

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

We and our collaborators currently rely on third-party manufacturers to supply our product candidates. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs or our collaborators’ needs or other impediments with respect to development or manufacturing could adversely affect the clinical development and commercialization of tecemotide, our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our other product candidates in a timely manner, or at all.

Merck KGaA currently depends on a single manufacturer, Baxter International Inc., or Baxter, for the supply of our most advanced product candidate, tecemotide, and on Corixa Corp. (now a part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in tecemotide. If tecemotide is not approved by 2015, Corixa/GSK may terminate its obligation to supply the adjuvant. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured, but the transfer of the process to a third party would delay the development and commercialization of tecemotide, which could materially harm our business.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to certain of our product candidates, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we (or Merck KGaA or Array, in the case of tecemotide or ONT-380, respectively) will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or Merck KGaA or Array, in the case of tecemotide or ONT-380, respectively) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

We are currently conducting clinical trials for PX-866 and ONT-10 and we expect to begin conducting clinical trials for ONT-380 in late 2013 or early 2014. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	safety issues or side effects;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial and conduct a trial in accordance with good clinical practices;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.

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

We and our collaborators rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or otherwise expected, we or our collaborators may not be able to obtain regulatory approval for or be able to commercialize our product candidates.

We and our collaborators rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in conducting our clinical trials. We and our collaborators have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we and our collaborators are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us and our collaborators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us or our collaborators of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our and our collaborators’ pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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

The suspension or termination of Merck’s clinical development program for tecemotide could severely harm our business.

Pursuant to our agreement, Merck KGaA has the exclusive right to develop, manufacture and commercialize tecemotide in return for our right to receive cash payments upon the occurrence of certain events and royalties based on net sales. Merck KGaA has the right to terminate the license agreement upon 30 days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of tecemotide that would materially and adversely affect tecemotide’s medical, economic or competitive viability. Merck KGaA may ultimately decide not to continue development of tecemotide and may terminate the 2008 license agreement. Any future payments under the license agreement, including royalties to us, will depend on the extent to which Merck KGaA advances tecemotide through development and commercialization. The opportunity for us to realize these payments is dependent upon Merck KGaA continuing to develop tecemotide.

If Merck KGaA terminates the agreement for safety or efficacy reasons, or breaches the agreement, the further development and commercialization of tecemotide would be severely impaired, and the development of ONT-10 may be negatively impacted, as both ONT-10 and tecemotide are targeted at the MUC1 antigen. We could also become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of tecemotide and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the likelihood of successfully developing or commercializing tecemotide would be materially and adversely affected.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in May 2013 we announced that we are collaborating with Array to develop ONT-380. Acquisitions, collaborations and in-licenses, including our ONT-380 collaboration, involve numerous risks, including:

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

As of September 30, 2013, we owned approximately 13 U.S. patents and 14 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 11 U.S. patents and 1 U.S. patent applications, as well as the corresponding foreign patents and patent applications. In addition to the aforementioned patents and patent applications, we have an exclusive license to Array’s patents that cover ONT-380, subject to certain rights retained by Array. The degree of future protection for our proprietary rights is uncertain. For example:

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

If our vaccine technology or our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaborations with Merck KGaA and Array.

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

Tecemotide. There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. Tecemotide has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. In addition, there are at least two vaccines in development for the treatment of NSCLC, including GSK’s MAGE A3 vaccine in Phase 3 and Transgene’s TG-4010 in Phase 2/3. TG-4010 also targets MUC1, although using technology different from tecemotide.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. Under our agreements with Merck KGaA, Merck KGaA is responsible for developing and commercializing tecemotide. Under our agreement with Array, we are responsible for a defined set of proof-of-concept trials for ONT-380, we and Array will jointly conduct any Phase 3 development supported by the proof-of-concept studies and Array is responsible for commercialization of ONT-380 worldwide. Any problems with our relationship with Merck KGaA or with Array could delay the development and commercialization of tecemotide or ONT-380. Additionally, we may not be able to enter into arrangements with respect to our product candidates not covered by the Merck KGaA or Array agreements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

We have in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. In September 2013, the court entered an order granting our motion to dismiss the lawsuit with prejudice, which means that the plaintiff was not permitted to further amend his complaint to bolster his claims. The period to appeal the dismissal order has now expired, with no appeal being filed, so the lawsuit is concluded. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Any future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

Risks Related to the Ownership of Our Common Stock

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. In particular, we experienced significant volatility after we and Merck KGaA announced in December 2012 that tecemotide failed to meet its primary endpoint in a Phase 3 trial. We experienced additional volatility in May 2013 following an additional release regarding the Merck KGaA study of tecemotide and the release of the results of our trials of PX-866 in patients with glioblastoma and castration resistant prostate cancer. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

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

In February 2012 we entered into an agreement with Cowen to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. When we access the “at the market” equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. In July 2013, we commenced selling our common stock through this “at the market” equity offering program and during the three months ended September 30, 2013, we sold an aggregate of 5,791,697 shares of our common stock for gross proceeds of $11.5 million. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of September 30, 2013, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,242 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In June 2013, we generated approximately $9.9 million of net proceeds from the sale of shares of our common stock and warrants to purchase shares of our common stock in a registered direct offering. In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen and during the three months ended September 30, 2013, we sold an aggregate of 5,791,697 shares of our common stock for net proceeds of approximately $11.2 million. In April 2012, we generated approximately $50.3 million of net proceeds from the sale of shares of our common stock in an underwritten public offering. We will have broad discretion over the use of proceeds from the sale of those shares and the sale of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

ONCOTHYREON INC.

Date: November 12, 2013	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: November 12, 2013	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.