Form 10-K
period 2013-12-31
Oncothyreon Inc.
filed 2014-03-13
CIK 1412067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $85 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 70,731,199 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ONCOTHYREON INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

-i-

PART I

ITEM 1.	Business

This annual report on Form 10-K, including Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other sections in this annual report on Form 10-K, contain forward-looking statements or incorporate by reference forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

All forward-looking statements are based on information available to us on the date of this annual report and we will not update any of the forward-looking statements after the date of this annual report, except as required by law. Our actual results could differ materially from those discussed in this annual report. The forward-looking statements contained in this annual report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A,“Risk Factors” of this annual report.

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

Our most advanced cancer vaccine product candidate, tecemotide (formerly known as L-BLP25 or Stimuvax), is being evaluated for the treatment of non-small cell lung cancer (NSCLC). We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany, or Merck KGaA, for the development, manufacture and commercialization of tecemotide. Merck Serono, the biopharmaceutical division of Merck KGaA, has announced plans to initiate the START2 study, a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in patients suffering from unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy (CRT). Concurrent CRT – a combination of chemotherapy and radiotherapy given at the same time – is the current standard of care for the majority of these patients. START2 is based on the outcome of the prior Phase 3 START trial. While the START trial did not meet the primary endpoint of improving overall survival in the overall patient population, data from an exploratory analysis of a predefined subgroup of patients, who received tecemotide after concurrent CRT, showed that these patients achieved a median overall survival of 30.8 months versus 20.6 months in patients treated with placebo (n=806; HR: 0.78; 95% CI 0.64-0.95; p=0.016). Merck KGaA is also conducting additional studies of tecemotide, including the Phase 3 INSPIRE trial in patients with NSCLC in the Asia Pacific region.

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against the same target as tecemotide, which is proprietary to us. Initial results from this trial have demonstrated that ONT-10, unlike tecemotide, activates the humoral arm of the immune system and elicits antibodies specific for the Mucin 1 peptide antigen (MUC1). Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. We are continuing the ongoing Phase 1 trial and evaluating options for the continued development of ONT-10. The Phase 1 trial of ONT-10 is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist.

We are also collaborating with Array BioPharma Inc. (Array) to develop and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. Under our collaboration agreement with Array, we will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. As part of this program, we have initiated two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

Array and we intend to jointly conduct Phase 3 development supported by the proof-of-concept studies. Array is responsible for worldwide commercialization of the product. We hold a co-promotion right in the United States, and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the United States, we will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights. Upon completion of the proof-of-concept studies, each party retains the right to opt out of further development and commercialization in exchange for a significant royalty.

We were incorporated in 1985 in Canada under the name Biomira Inc. (Biomira). On December 10, 2007, Oncothyreon became the successor corporation to Biomira by way of a plan of arrangement effected pursuant to Canadian law. The plan of arrangement represents a transaction among entities under common control. The assets and liabilities of our predecessor Biomira have been reflected at their historical cost in the accounts of Oncothyreon.

Our executive office is located at 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121 and our telephone number is (206) 801-2100. Our common stock trades on the NASDAQ Global Market under the symbol “ONTY”.

Available Information

We make available free of charge through the investor relations section of our website, www.oncothyreon.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (SEC). These reports may also be obtained without charge by contacting Investor Relations, Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121, e-mail: IR@oncothyreon.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains periodic reports, proxy statements, and other information that we file or furnish electronically with them at www.sec.gov.

Our Strategy

Our strategy is primarily focused on the development of therapeutic products for the treatment of cancer. Our pipeline of product candidates includes immunotherapies, which we have developed internally, and targeted small molecules, which we have acquired or in-licensed from third parties. We believe the development of multiple products increases our opportunity for success, diversifies risk, creates development synergies and allows us to establish strategic partnerships. Our pipeline is the foundation on which we intend to build a valuable oncology franchise and become a leading developer of both immunotherapy and small molecule therapies for cancer. Key elements of our strategy are to:

Advance Our Product Pipeline. Our primary focus is advancing our pipeline of clinical-stage product candidates: tecemotide, ONT-10 and ONT-380. To that end, we maintain internal expertise in our research and development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

Establish and Maintain Strategic Collaborations to Advance our Product Pipeline. Our strategy is to enter into collaborations or license arrangements at appropriate stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can supplement our own internal expertise in areas such as clinical trials and manufacturing, as well as provide us with access to our collaborators’ and/or licensees’ marketing, sales and distribution capabilities. For example, in 2001 we initiated a collaboration with Merck KGaA to pursue joint global product research, clinical development and commercialization of tecemotide. That collaboration evolved over time and in December 2008, the collaboration arrangement with Merck KGaA was replaced with a license agreement, pursuant to which Merck KGaA has sole responsibility for the clinical development, manufacture and commercialization of tecemotide and we may receive cash payments upon the occurrence of certain events and royalties based on net sales.

Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to acquire or in-license from biotechnology and pharmaceutical companies and academic institutions. For example, in 2013 we agreed to collaborate with Array for the development of ONT-380. We plan to continue supplementing our internal development programs through strategic acquisition or in-licensing transactions.

Selectively License our Technologies. As a result of our experience in immunotherapy, we have acquired and developed unique technologies that are available for license. For example, we have developed a fully synthetic toll-like receptor 4 agonist called PET-lipid A, which we believe to be useful as a vaccine adjuvant.

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage
Tecemotide	Immunotherapy	Non-small cell lung cancer	Phase 3
ONT-380	Small Molecule	Breast cancer	Phase 1b
ONT-10	Immunotherapy	To be determined	Phase 1

In the table above, under the heading “Development Stage,” “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population and “Phase 1” indicates initial clinical testing of safety, dosage tolerance, pharmacokinetics and pharmacodynamics.

Immunotherapy Products

General

The immunotherapeutic or cancer “vaccine” approach is based on the concept that tumors possess distinct antigens, like the MUC1 antigen incorporated in our tecemotide and ONT-10 vaccines, which should be recognized by the body’s immune system. Immunotherapy is designed to stimulate an individual’s immune system to recognize cancer cells and control the growth and spread of cancers in order to increase the survival of cancer patients.

Tecemotide (formerly known as L-BLP25 or Stimuvax)

Our most advanced product candidate currently under clinical development is a vaccine we call tecemotide. Tecemotide incorporates a 25 amino acid sequence of the cancer antigen MUC1 in a liposomal formulation. Tecemotide is designed to induce an immune response to destroy cancer cells that express MUC1, a protein antigen widely expressed on many common cancers, such as lung cancer, breast cancer and colorectal cancer. Tecemotide is thought to work by stimulating the body’s immune system to identify and destroy cancer cells expressing MUC1. Tecemotide is being evaluated for the treatment of NSCLC.

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

According to a 2013 DataMonitor report, the NSCLC market was estimated to exceed $5.0 billion. There are currently no therapeutic vaccines approved for the treatment of NSCLC. We believe therapeutic vaccines have the potential to substantially enlarge the NSCLC market, both because of their novel mechanism of action and their expected safety profile. Tecemotide is currently being developed as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy.

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

Clinical Results and Status. In December 2012, Merck KGaA announced that the Phase 3 START trial of tecemotide did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced Stage IIIA or Stage IIIB NSCLC. Median overall survival was 25.6 months for patients in the tecemotide group compared with 22.3 months for those in the placebo group (n=1,239, adjusted HR: 0.88; 95% CI 0.75-1.03; p=0.123). START was a randomized, multicenter, double-blind, placebo-controlled trial initiated in January 2007 that assessed the efficacy, safety and tolerability of tecemotide in patients with unresectable Stage III NSCLC who achieved a response or stable disease after chemoradiotherapy. Patients were randomized to receive either a single low dose of cyclophosphamide followed by tecemotide (weekly injections for eight weeks followed by injections every six-weeks until progression) plus best supportive care, or placebo plus best supportive care.

While the START trial did not meet the primary endpoint of improving overall survival in the overall patient population, data from an exploratory analysis of a predefined subgroup of patients, who received tecemotide after concurrent chemoradiotherapy, showed that these patients achieved a median overall survival of 30.8 months versus 20.6 months in patients treated with placebo (n=806; HR: 0.78; 95% CI 0.64-0.95; p=0.016). Concurrent CRT, a combination of chemotherapy and radiation given at the same time, is the current standard of care for most patients with unresectable Stage III lung cancer.

Based on this subgroup analysis, Merck Serono, the biopharmaceutical division of Merck KGaA has announced plans to initiate START2, a Phase 3, multicenter, 1:1 randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in patients suffering from unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy. The study is expected to recruit approximately 1,000 patients. The primary endpoint is overall survival. Secondary endpoints include time to symptom progression, progression-free survival and time to progression. Merck Serono received Scientific Advice from the European Medicines Agency (EMA) on the program and reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the trial.

Merck KGaA is also conducting an additional Phase 3 trial of tecemotide in NSCLC in Asia, referred to as the INSPIRE study. The INSPIRE study is a Phase III, multi-center, randomized, double-blind, placebo-controlled clinical trial initiated in December 2009 designed to evaluate the efficacy, safety and tolerability of tecemotide in patients of Asian heritage suffering from unresectable, Stage IIIA or IIIB NSCLC who have had a response or stable disease after at least two cycles of platinum-based chemoradiotherapy. Based on the results of START, the INSPIRE trial has been modified to enroll only patients receiving concurrent radiotherapy. We expect INSPIRE to enroll approximately 500 unresectable, Stage III NSCLC patients across China, Hong Kong, Korea, Singapore and Taiwan. Merck KGaA is also conducting a Phase 2 trial of tecemotide in patients with NSCLC in Japan.

ONT-10 Liposome Vaccine Product Candidate

We have developed a completely synthetic MUC1-based liposomal glycolipopeptide cancer vaccine, ONT-10, for potential use in several cancer indications, including breast, thyroid, colon, stomach, pancreas, ovarian and prostate, as well as certain types of lung cancer. The ONT-10 glycolipopeptide combines carbohydrate and peptide determinates in a multi-epitopic vaccine that evokes both cellular and humoral immune responses against major cancer-associated epitopes expressed on adenocarcinomas. ONT-10 is our first completely synthetic vaccine candidate. ONT-10 includes our synthetic adjuvant PET Lipid A and is manufactured using our proprietary liposomal delivery technology.

We initiated a Phase 1 clinical trial of ONT-10 in March 2012. The Phase 1 trial of ONT-10 consists of two parts. Part 1 is studying a dose escalation schedule in up to 48 patients to determine the maximally tolerated and/or recommended dose of ONT-10 administered either once every other week or once every week over an 8 week period. Part 2 will further investigate the safety of ONT-10 at the maximally tolerated or recommended dose in up to 15 additional patients in each of two different cancer types. The ability of ONT-10 to induce both a humoral and a cellular immune response will be investigated in both parts of the study. Patients with stable disease for at least twelve weeks after starting treatment with ONT-10 are eligible for a separate maintenance protocol in which the same dose of the vaccine is administered every six weeks until tumor progression.

In late 2013 we reported preliminary data from 33 patients enrolled in the dose escalation portion of the trial, 19 of whom had also entered the maintenance protocol. ONT-10 has been well-tolerated in this trial, with no treatment-related serious adverse events. The most common treatment-related adverse events have been fatigue and injection site reactions, all of which have been mild to moderate in severity. A dose-limiting toxicity has not been identified to date.

A significant endpoint of the trial was to determine if ONT-10 stimulates the production of MUC1-specific antibodies as seen in preclinical animal models. IgM and IgG anti-MUC1 antibodies were observed in the majority of patients available for testing at titers frequently exceeding 1:50,000. Thirty-one patients were evaluable for anti-tumor activity by RECIST (Response Evaluation Criteria in Solid Tumors) 1.1. Twenty patients (65%) were progression free at the time of first tumor assessment at week nine or ten, while progressive disease occurred in 11 patients (35%). Eight patients have been progression free for six months or greater (range six to 18 months). Three of these eight patients were reported to have a history of progressive disease prior to the initiation of ONT-10, while an additional patient had a rising tumor marker. A decrease in the size of nodal disease was seen in two patients with ovarian cancer.

We have completed enrollment in Part 1 of the trial and expect to enroll Part 2 during 2014. We are currently considering options for the further development of ONT-10. We currently own all rights to ONT-10. As discussed in the section captioned “— Our Strategic Collaboration with Merck KGaA”, if we intend to license the development or marketing rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such license rights.

PET Lipid-A Vaccine Adjuvant Product Candidate

We have developed a proprietary synthetic lipid-A analog, PET lipid-A, a toll like receptor 4 (TLR4) agonist. PET lipid-A has been produced under current Good Manufacturing Practices (cGMP) conditions as an adjuvant for vaccine formulations for clinical trials and is a component of our vaccine candidate, ONT-10. We are seeking new collaborations to evaluate PET lipid-A as an adjuvant for infectious disease vaccines and allergy indications.

Small Molecule Drugs

General

We obtain our small molecule product candidates through collaborations, acquisitions, or in-licensing agreements. For example, in May 2013 we agreed to collaborate with Array BioPharma to develop ONT-380, a selective inhibitor of HER2. We obtained PX-866, an inhibitor of PI-3-kinase in October 2006 when we acquired ProlX Pharmaceuticals Corporation (ProlX), of Tucson, Arizona, a privately held biopharmaceutical company focused on the development of novel targeted small molecules for the treatment of cancer. We continue to evaluate new opportunities to acquire or in-license additional small molecule compounds designed to inhibit the activity of specific cancer-related proteins. We believe this approach gives us multiple opportunities for successful clinical development while diversifying risk.

Market Opportunity for Targeted Small Molecules

The market for targeted cancer drugs, both small molecules and biologic agents, is expanding rapidly, with the approval of such agents as Gleevec, Herceptin, Tarceva, Nexavar, Sutent and Avastin. For example, Roche Group reported aggregate world-wide sales for Herceptin, Tarceva and Avastin of $15.4 billion in 2013. Our small molecule compounds are highly targeted agents directed at proteins found in many types of cancer cells. Therefore, we believe that these product candidates could potentially be useful for many different oncology indications that address large markets.

ONT-380

ONT-380 (also known as ARRY-380) is an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. We are developing ONT-380 as part of a collaboration with Array. We intend to develop ONT-380 primarily for the treatment of metastatic breast cancer, including patients with brain metastases.

Breast cancer. Breast cancer is the most common form of cancer in women worldwide, and the second leading cause of cancer-related death in women in North America. The American Cancer Society estimates that in 2014 more than 230,000 women in the U.S. will develop breast cancer and more than 40,000 will die from the disease. Approximately 20% of breast cancers overexpress HER2.

The treatment of breast cancer differs by stage and includes surgery and radiation for most earlier stage patients. The addition of HER2 targeted agents, including antibody-based therapies and a small molecule, has led to significant improvements in progression-free and overall survival, both in the adjuvant setting and for patients with metastatic disease. There are currently four approved agents for the treatment of HER2-positive breast cancer, Herceptin (trastuzumab), Perjeta (pertuzumab), Kadcyla (ado-trastuzumab emantasine, TDM1) and Tykerb (lapatinib). The size of the worldwide market for these agents in 2013 exceeded $8 billion.

The prevention and treatment of metastatic disease in the central nervous system (CNS) remains a significant unmet medical need for patients with HER2-positive breast cancer. The incidence of first relapse occurring in the CNS is increasing in patients who have received Herceptin as adjuvant therapy, and approximately 30% of patients with HER2-positive metastatic disease will develop CNS metastases.

Prior results and status. In multiple preclinical tumor models, ONT-380 was well tolerated and demonstrated significant dose-related tumor growth inhibition that was superior to Herceptin and Tykerb® (lapatinib). Additionally, in these models, ONT-380 demonstrated synergistic or additive tumor growth inhibition when dosed in combination with the standard-of-care therapeutics Herceptin or Taxotere® (docetaxel). ONT-380 has also demonstrated superior activity, based on overall survival, compared to Tykerb® and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model.

A Phase 1 trial of ONT-380, with both dose-escalation and expansion components, has been completed by Array in 50 patients, 43 of whom had HER2+ metastatic breast cancer. All HER2+ breast cancer patients had progressed on a Herceptin-containing regimen. In addition, over 80% had been treated with Tykerb, with many having progressed on therapy. In this study, ONT-380 demonstrated an acceptable safety profile; treatment-related adverse events were primarily Grade 1. Because ONT-380 is selective for HER2 and does not inhibit EGFR, there was a low incidence and severity of treatment-related diarrhea, rash and fatigue. Additionally, there were no treatment-related cardiac events or Grade 4 treatment-related adverse events reported. The maximum tolerated dose of ONT-380 established in this Phase 1 trial was 600 mg twice daily (BID). Twenty-two HER2+ breast cancer patients with measurable disease were treated with ONT-380 at doses greater than or equal to 600 mg BID. In this heavily pretreated patient population, there was a clinical benefit rate (partial response [n = 3] plus stable disease for at least 6 months [n = 3]) of 27%. Notably, two of the patients with partial responses during treatment with ONT-380 had confirmed progressions while on prior Tykerb - and Herceptin -containing regimens.

In February 2014 we initiated two Phase 1b trials of ONT-380. The first trial is studying ONT-380 in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab) in patients who have been previously treated with Herceptin and Kadcyla® (ado-trastuzumab emtansine or TDM-1) for metastatic breast cancer. The primary objective is to determine the maximum-tolerated and/or recommended Phase 2 dose (MTD/RP2D) of ONT-380 in combination with the approved dose of either Xeloda or Herceptin or both. Secondary objectives include an evaluation of the safety and preliminary anti-tumor activity of the combinations. The study includes an expansion arm at the MTD/RP2D of ONT-380 in combination with both Xeloda and Herceptin, with the option to include expansion arms in combination with either agent alone. Patients with treated stable central nervous system (CNS) metastases are eligible for the dose escalation portions of the trial, while patients with CNS metastases which are either asymptomatic and untreated or progressive following local therapy may be included in the expansion cohorts.

The second Phase 1b trial is studying ONT-380 in combination with Kadcyla in patients with metastatic HER2+ breast cancer. The trial is a dose-escalation study in up to 48 patients who have been previously treated with Herceptin and a taxane for metastatic breast cancer. The primary objective is to determine the MTD/RP2D of ONT-380 in combination with the approved dose of Kadcyla. Secondary objectives include an evaluation of the safety and preliminary anti-tumor activity of the combination. Following determination of the MTD/RP2D, the study includes an expansion arm at the MTD/RP2D as well as an optional second expansion arm in patients with central nervous system metastases. The Dana-Farber Cancer Institute, Boston, Massachusetts, is also currently conducting an investigator-sponsored trial of ONT-380 in combination with Herceptin in patients with brain metastases from HER2+ breast cancer.

PX-866

PX-866 is an inhibitor of the PI-3-kinase PTEN/Akt pathway, an important survival signaling pathway that is activated in many types of human cancer. PI-3-kinase is over expressed in a number of human cancers, especially ovarian, colon, head and neck, urinary tract and cervical cancers, where it leads to increased proliferation and inhibition of apoptosis, or programmed cell death.

We completed two Phase 2 trials of PX-866 in combination with other agents in three different tumor types in 2013. The first trial examined PX-866 in combination with docetaxel (Taxotere) versus docetaxel alone in patients with either NSCLC or locally advanced, recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). The trial did not meet the primary endpoint of an improvement in progression-free survival in either indication. The second trial randomized patients to cetuximab (Erbitux) with or without PX-866 in patients with either SCCHN or colorectal cancer. This trial also did not meet the primary endpoint of an improvement in overall response rate in either indication. The National Cancer Institute of Canada Clinical Trials Group also conducted two Phase 2 trials of PX-866 as a single agent, one in patients with glioblastoma and the other in patients with castration-resistant metastatic prostate cancer. Data from these trials did not meet pre-defined criteria for further development. We completed the dose-escalation portion of a Phase 1/2 trial of PX-866 in combination with vemurafinib (Zelboraf®) in early 2014. Vemurafenib is a kinase inhibitor indicated for the treatment of unresectable or metastatic melanoma with the BRAFV600E mutation. Based on a review of the data from our completed trials, we do not currently plan to undertake further development of PX-866.

Our Strategic Collaboration with Merck KGaA

In May 2001, we and Merck KGaA entered into a collaborative arrangement to pursue joint global product research, clinical development and commercialization for two product candidates, including tecemotide. This collaboration agreement was subsequently revised and ultimately replaced in 2008 with a license agreement.

Under the 2008 license agreement, (1) we licensed to Merck KGaA the exclusive right to develop, commercialize and manufacture tecemotide and the right to sublicense to other persons all rights licensed to Merck KGaA by us, (2) we transferred certain manufacturing know-how, (3) we agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (4) if we intend to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights.

Upon the execution of the 2008 license agreement and asset purchase agreement described below, all future performance obligations related to the collaboration were removed and continuing involvement by us in the development and manufacturing of tecemotide ceased (although we continue to be entitled to certain information rights with respect to clinical testing, development and manufacture of tecemotide).

In return for the license of manufacturing rights and transfer of manufacturing know-how under the 2008 license agreement, we received an up-front cash payment of approximately $10.5 million. In addition, under the 2008 license agreement we may receive additional future cash payments of up to $90 million for biologics license application (BLA) submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for sales milestones. We will receive a royalty based on certain net sales thresholds, ranging from a percentage in the mid-teens to the high single digits, depending on the territory in which the net sales occur.

In connection with the entry into the 2008 license agreement, we also entered into an asset purchase agreement, pursuant to which we sold to Merck KGaA certain assets related to the manufacture of, and inventory of, tecemotide, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacture of tecemotide and our obligations related to the lease of our Edmonton, Alberta, Canada facility. The aggregate purchase price paid by Merck KGaA pursuant to the terms of the asset purchase agreement consisted of approximately $2.5 million, for aggregate consideration payable to us in connection with the 2008 license agreement and the asset purchase agreement of approximately $13.0 million.

Array BioPharma Inc. On May 30, 2013, the Company entered into a collaborative agreement with Array. Under the agreement, we and Array will collaborate to develop and commercialize ONT-380. We paid Array an upfront fee of $10 million, which was recorded as part of research and development expense upon initiation of the collaboration. Under the agreement, we will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. We and Array intend to jointly conduct Phase 3 development supported by the proof-of-concept studies. Array is responsible for worldwide commercialization of the product. We have a co-promotion right in the United States, and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the United States, we will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and we and Array will share equally the proceeds from any sublicense of marketing rights. Upon completion of the proof-of-concept studies, each party retains the right to opt out of further development and commercialization in exchange for a significant royalty.

License Agreements

We have in-licensed targets and intellectual property from academic institutions for use in our pipeline programs, including the following:

Cancer Research Technology Limited. In 1991, we acquired from Cancer Research Technology Limited, or CRTL, of London, England an exclusive world-wide license of CRTL’s rights to MUC1 found on human breast, ovarian, colon and pancreatic cancer and other types of solid tumor cells for uses in the treatment and diagnosis of cancer. MUC1 is incorporated in our tecemotide and ONT-10 vaccines. This license agreement was amended and restated in November 2000. Under the terms of the amended and restated agreement, we are required to pay royalties on net sales of products covered by issued patents licensed from CRTL. Based on these issued patents, we would be required to pay a royalty on U.S. sales of tecemotide in the mid single digits until expiry of these patents in the United States, which is currently anticipated to be 2018. We are also required to pay certain royalties on sublicense revenue received by us ranging from a percentage in the mid to high single digits. These sublicense royalties will be credited against minimum sublicense royalty payments of $0.75 million made by us in 2001. To date, we have utilized approximately $0.68 million of these credits.

University of Alberta. In 2001, we entered into an exclusive license with the University of Alberta for certain patents relating to uses of liposomal cancer vaccines of MUC1, and an adjuvant, lipid A, for vaccine formulations which we use in tecemotide. Under the terms of this agreement, we have made payments of CDN $0.2 million, and are required to make progress-dependent milestone payments of up to CDN $0.3 million and to pay royalties at a fraction of a percent on net sales of products covered by issued patents licensed from the University of Alberta. Based on these issued patents, this royalty would be due on sales of tecemotide in the United States until as late as January 1, 2018.

University of Arizona. We have an exclusive worldwide license to certain intellectual property related to PX-866 from the University of Arizona. If PX-866 is commercialized, we will owe the University of Arizona certain progress-dependent milestone payments up to a maximum of $0.38 million. We will also owe the University of Arizona low single-digit royalties on net sales of products sold by us or sublicensees that are covered by the license agreements. In addition, if we grant a third party a sublicense to patents we have licensed from the University of Arizona, after we recoup any research costs relating to the applicable product that we incurred prior to granting the sublicense, we will owe to the University of Arizona a sub-teen double-digit percentage of any sublicensing income we receive from a third party sublicensee with regard to such product.

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2013, we owned approximately 25 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to 16 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications.

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

Our clinical product candidates are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates will expire over the following time frames:

Product Candidate	Expiration of U.S. Patent Protection
Tecemotide	2018 (patent) –2029 (patent application)
ONT - 10	2023 (patent) –2032 (patent, application)
PX - 866	2022 (patent) –2033 (patent application)
ONT-380	2031 (patent) –2033 (patent application)

In addition, our composition of matter patents for tecemotide and PX-866 will expire in 2018 and 2022, respectively, and our composition of matter patents, for ONT-10 will expire in 2032. We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

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

As discussed above under the caption, “ — Our Strategic Collaboration with Merck KGaA,” in December 2008, we entered into a license agreement with Merck KGaA pursuant to which we licensed to Merck KGaA the exclusive right to manufacture tecemotide. The adjuvant component of tecemotide is manufactured by Corixa Corporation, or Corixa, a subsidiary of GlaxoSmithKline plc (GlaxoSmithKline), under an agreement assigned by us to Merck KGaA in 2008. The Corixa agreement includes royalty payments payable to Corixa, which Merck KGaA is responsible for paying. If tecemotide is not approved by 2015, Corixa may terminate its obligation to supply the adjuvant. Although in such a case we would retain the necessary licenses from Corixa required to have the adjuvant manufactured, the transfer of the process to a third party would delay the development and commercialization of tecemotide.

We manufacture the active pharmaceutical ingredients (API’s) used in ONT-10 at contract manufacturing organizations. The MUC-1 peptide API has been manufactured at two different sites and we believe we could successfully manufacture at other sites if necessary. PET Lipid A is currently manufactured at a single site, while evaluation of a second site is underway. If our current contract manufacturer failed to manufacture PET Lipid A, clinical trials could be delayed. Because there are specific requirements for manufacturing ONT-10, there are a limited number of contract manufacturers available to us. If our contract manufacturer would not have capacity to manufacture ONT-10, future clinical trials could be delayed.

For our small molecule programs, we rely or intend to rely on third parties to manufacture both the API and drug product. Under our collaboration agreement, Array is responsible for the manufacture of ONT-380, which is outsourced by Array to third parties. We believe there are several contract manufacturers capable of manufacturing both the API and drug product for ONT-380 and other small molecule compounds; however, establishing a relationship with an alternative supplier would likely delay our ability to produce material.

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

ONT-10. ONT-10 is a MUC1-based liposomal glycolipopeptide cancer vaccine. It is currently in the early stages of development for many indications, for which there are likely to be other competitors, including other MUC1-based cancer vaccines, such as tecemotide.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of biopharmaceutical products such as those we are developing.

U.S. Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application (NDA), route for approval, a new biologic will follow the BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Application (ANDA), route for approval.

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

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third party reimbursement, including Medicare. Each third party payer may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. It is time consuming and expensive for us to seek reimbursement from third party payers. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2013, 2012 and 2011, we expended approximately $33.2 million, $22.0 million and $17.9 million, respectively, on research and development activities.

Employees

As of December 31, 2013, we (including our consolidated subsidiaries) had 43 employees, 32 of whom are engaged in development activities, 11 in finance and administration, and 8 of whom hold Ph.D. and/or M.D. degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2011, 2012 and 2013 and our total assets as of December 31, 2012 and 2013, is included in our audited financial statements located elsewhere in this Annual Report on Form 10-K.

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

Risks Relating to our Business

We cannot be certain that our most advanced product candidate tecemotide will be successfully developed or receive regulatory approval or be successfully commercialized.

Our most advanced cancer vaccine product candidate, tecemotide, is being evaluated for the treatment of NSCLC. Under our license agreement with Merck KGaA for tecemotide, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of tecemotide. In December 2012, Merck KGaA announced that the Phase 3 START trial of tecemotide did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced Stage IIIA or Stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for tecemotide in certain subgroups and in May 2013, Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with tecemotide versus placebo respectively. In September 2013, Merck Serono, the biopharmaceutical division of Merck KGaA, announced that it had decided to continue clinical development of tecemotide, and that it will conduct a new Phase 3 trial called START2 based on the outcome of the prior START trial. START2 is a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in 1,000 patients with unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy. In addition, the ongoing clinical program of tecemocide that includes studies in the Asia Pacific region is continuing. Before being able to submit a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete START2 and/or other clinical trials in NSCLC. This process could take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, our product candidate tecemotide did not meet its primary endpoint in a Phase 3 clinical trial and the Phase 2 clinical trials for PX-866 failed to demonstrate that PX-866 is sufficiently effective to warrant further development. In addition, the ongoing Phase 1 trials for ONT-380 and ONT-10 may fail to demonstrate that ONT-380 or ONT-10 is sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including tecemotide, ONT-380 or ONT-10.

Tecemotide and ONT-10 are based on novel technologies, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

The process of obtaining required FDA, and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Tecemotide and ONT-10 are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of tecemotide, ONT-10 and our other active vaccine products under development.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of December 31, 2013, our accumulated deficit was approximately $432.1 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

Merck KGaA has been testing our most advanced cancer vaccine product candidate, tecemotide, in clinical trials for the treatment of NSCLC. We are currently conducting Phase 1 trials for ONT-10 and ONT-380. There can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in December 2012, we and Merck KGaA announced that tecemotide did not meet its primary endpoint of improvement in overall survival in a Phase 3 trial in patients with NSCLC.

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

Merck KGaA currently depends on a single manufacturer, Baxter International Inc. (Baxter), for the supply of our most advanced product candidate, tecemotide, and on Corixa Corp. (now a part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in tecemotide. If tecemotide is not approved by 2015, Corixa/GSK may terminate its obligation to supply the adjuvant. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured, but the transfer of the process to a third party would delay the development and commercialization of tecemotide, which could materially harm our business. Additionally, under our collaboration agreement with Array for the development of ONT-380, Array is responsible for the manufacture of ONT-380, which they outsource to third parties. If Array’s third-party manufacturers cease or interrupt production or if Array’s third-party manufacturers and other service providers fail to supply materials, products or services to them for any reason, such interruption could delay progress on our programs, with the potential for additional costs.

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

We are currently conducting clinical trials for ONT-380 and ONT-10. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

We may encounter delays if we, any collaboration partner or Merck KGaA are unable to enroll enough patients to timely initiate or complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues.

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

As of December 31, 2013, we owned approximately 13 U.S. patents and 12 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 16 U.S. patents as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	under our collaboration agreement with Array, they are responsible for the prosecution of patents related to ONT-380, and they may not effectively prosecute and protect those patents;

•	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

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

ONT-10. ONT-10 is a MUC1-based liposomal glycolipopeptide cancer vaccine. It is currently in the early stages of development for many indications, for which there are likely to be other competitors, including other MUC1-based cancer vaccines, such as tecemotide.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. In particular, we experienced significant volatility after we and Merck KGaA announced in December 2012 that tecemotide failed to meet its primary endpoint in a Phase 3 trial. We experienced additional volatility in May 2013 following an additional release regarding the Merck KGaA study of tecemotide and the release of the results of our trials of PX-866. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our June 2013 registered direct offering, we sold an aggregate of 5,000,000 shares of our common stock and warrants to purchase 5,000,000 shares of our common stock. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Additionally, if we are unable to increase our authorized capital stock, we may not have sufficient authorized but unissued capital stock to issue or sell additional capital stock in potential financings. If we are able to consummate financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

In February 2012 we entered into an agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. When we access the “at the market” equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. In July 2013, we commenced selling our common stock through this “at the market” equity offering program and during the year ended December 31, 2013, we sold an aggregate of 8,346,901 shares of our common stock for gross proceeds of $16.5 million. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

We have in the past issued, and we may at any time in the future, issue additional shares of authorized preferred stock.

We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of December 31, 2013, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,242 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In June 2013, we generated approximately $9.9 million of net proceeds from the sale of shares of our common stock and warrants to purchase shares of our common stock in a registered direct offering. In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen and during the year ended December 31, 2013, we sold an aggregate of 8,346,901 shares of our common stock for net proceeds of approximately $16.0 million. In April 2012, we generated approximately $50.3 million of net proceeds from the sale of shares of our common stock in an underwritten public offering. We will have broad discretion over the use of proceeds from the sale of those shares and the sale of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto.

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

	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$2.42	$1.80
Second Quarter	2.81	1.55
Third Quarter	2.43	1.57
Fourth Quarter	2.15	1.67
Fiscal year ended December 31, 2012:
First Quarter	$9.23	$4.11
Second Quarter	4.92	3.35
Third Quarter	6.24	4.03
Fourth Quarter	5.58	1.71

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of February 28, 2014, there were 70,673,143 shares of our common stock outstanding held by approximately 673 stockholders of record and approximately 24,500 stockholders in nominee name.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning our equity compensation plans see the section of this Annual Report on Form 10-K captioned “Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended (the Exchange Act) and it shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Pharmaceutical Index, NASDAQ Biotechnology Index, RDG MicroCap Biotechnology Index and a composite S&P/TSX index from December 31, 2008 through December 31, 2013. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

Unregistered Sale of Equity Securities

During the three months ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2013.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except share and per share data.)
Consolidated Statements of Operations Data:
Total revenues	$—	$—	$145	$18	$2,078
Total operating expenses	41,223	28,499	24,844	19,502	12,939
Loss from operations	(41,223)	(28,499)	(24,699)	(19,484)	(10,861)
Net loss (1)	$(38,759)	$(3,415)	$(42,656)	$(15,618)	$(17,219)

Loss per share — basic	$(0.62)	$(0.06)	$(1.12)	$(0.58)	$(0.76)

Loss per share — diluted	$(0.62)	$(0.53)	$(1.12)	$(0.72)	$(0.76)

Weighted average number of common shares outstanding — basic	62,387,616	53,728,672	38,197,666	26,888,588	22,739,138

Weighted average number of common shares outstanding — diluted	62,387,616	54,899,955	38,197,666	26,972,969	22,739,138

	As of December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except share data.)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$60,027	$81,254	$63,876	$28,877	$33,218
Total assets	$77,746	$89,435	$71,539	$34,445	$38,225
Total long-term liabilities	$1,536	$4,041	$33,236	$13,727	$10,732
Stockholders’ equity	$71,550	$82,323	$33,433	$18,857	$25,418
Common shares outstanding	70,673,143	57,216,237	43,613,107	30,088,628	25,753,405

(1)	Net loss includes income (expense) from the change in fair market value of warrant liability of $2.3, $25.5, ($17.6), $3.0 and ($6.2) million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Please refer to the audited financial statements included elsewhere in this Annual Report on Form 10-K for details on net loss for the years ended December 31, 2013, 2012 and 2011. For additional information on net loss for the years ended December 31, 2010 and 2009, please refer to our Annual Reports on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced cancer vaccine product candidate, tecemotide (formerly known as L-BLP25 or Stimuvax), is being evaluated for the treatment of non-small cell lung cancer (NSCLC). We have granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide. Merck Serono, the biopharmaceutical division of Merck KGaA, has announced plans to initiate the START2 study, a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in patients suffering from unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy (CRT). Concurrent CRT – a combination of chemotherapy and radiotherapy given at the same time – is the current standard of care for the majority of these patients. START2 is based on the outcome of the prior Phase 3 START trial. While the START trial did not meet the primary endpoint of improving overall survival in the overall patient population, data from an exploratory analysis of a predefined subgroup of patients, who received tecemotide after concurrent CRT, showed that these patients achieved a median overall survival of 30.8 months versus 20.6 months in patients treated with placebo (n=806; HR: 0.78; 95% CI 0.64-0.95; p=0.016). Merck KGaA is also conducting additional studies of tecemotide, including the Phase 3 INSPIRE trial in patients with NSCLC in the Asia Pacific region.

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against the same target as tecemotide, which is proprietary to us. Initial results from this trial have demonstrated that ONT-10, unlike tecemotide, activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. We are continuing the ongoing Phase 1 trial and evaluating options for the continued development of ONT-10. The Phase 1 trial of ONT-10 is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist.

We are also collaborating with Array BioPharma Inc. (Array) to develop and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. Under our collaboration agreement with Array, we will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. As part of this program, we have initiated two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

We and Array intend to jointly conduct Phase 3 development supported by the proof-of-concept studies. Array is responsible for worldwide commercialization of the product. We hold a co-promotion right in the United States, and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the United States, we will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights. Upon completion of the proof-of-concept studies, each party retains the right to opt out of further development and commercialization in exchange for a significant royalty.

We have not developed a therapeutic product to the commercial stage. As a result, with the exception of the unusual effects of the transaction with Merck KGaA in December 2008, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for tecemotide, ONT-10 and ONT-380, Merck KGaA’s success in obtaining regulatory approval for tecemotide, Array’s or our success in obtaining regulatory approval for ONT-380, our success in obtaining regulatory approval for ONT-10, and Merck KGaA’s, Array’s and our respective abilities to establish commercial markets for these drugs.

Any adverse clinical results relating to tecemotide or any decision by Merck KGaA to discontinue its efforts to develop and commercialize the product would have a material and adverse effect on our future revenues and results of operations and would be expected to have a material adverse effect on the trading price of our common stock. ONT-380 and ONT-10 are much earlier in the development stage than tecemotide, and we do not expect to realize any revenues associated with the commercialization of our products candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice (cGMP) material. We expect expenditures associated with these activities to increase in future years as we continue the development of ONT-380 and ONT-10.

We have incurred substantial losses since our inception. As of December 31, 2013, our accumulated deficit totaled $432.1 million. We incurred a net loss of $38.8 million for 2013 compared to a net loss of $3.4 million for 2012. The increase in net loss for 2013 was primarily due to lower non-cash income from the change in fair value of warrant liability, which was $2.3 million for the year ended December 31, 2013 compared to $25.5 million for the year ended December 31, 2012. The change in the fair value of the warrant liability is attributable to changes in our stock price as well as volatility and expected life of our warrants that were classified as a liability. In addition, the increase in loss was also due to an upfront payment of $10.0 million to Array in connection with the entry into our collaborative agreement. See the section captioned “Note 7 - Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings, and equipment financings.

Key Financial Metrics

Revenue

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. In accordance with the accounting guidance on multiple-element arrangements, the Company evaluates revenue from arrangements with multiple deliverables to determine whether the deliverables represent one or more units of accounting.

Licensing Revenue from Collaborative and License Agreements. Revenue from collaborative and license agreements consists of (1) up-front cash payments for initial technology access or licensing fees and (2) contingent payments triggered by the occurrence of specified events or other contingencies derived from our collaborative and license agreements. Royalties from the commercial sale of products derived from our collaborative and license agreements are reported as licensing, royalties, and other revenue. Revenues for each of the three years ended December 31, 2013, 2012 and 2011 were immaterial.

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

Investment and Other Income (Expense), Net. Net investment and other income (expense) consisted of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S government agencies and corporate bonds. In 2012 we incurred a loss on extinguishment of debt which consists of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses.

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees. For more information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, and as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 3 — Fair Value Measurements” and “Note 5 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Income Tax Benefit (Provision) for Income Tax. Due to our history of significant losses, we do not recognize the benefit of net operating losses and have established a full valuation allowance against our net deferred tax assets, since it is more likely than not that these benefits will not be realized. In 2013, 2012 and 2011, no provision or benefit for income taxes was recorded.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared this management’s discussion and analysis of financial condition and results of operations based on our audited consolidated financial statements, which have been included in this report beginning on page F-1 and which have been prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make significant estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	goodwill impairment;

•	share-based compensation; and

•	warrant liability.

Goodwill Impairment

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year, or more frequently when events or changes in circumstances indicate that the asset may be impaired. As of December 31, 2013, we had one reporting unit and there was an excess of fair value compared to the carrying value. There were no impairment charges recorded for any of the periods presented.

Share-based Compensation

We maintain a share option plan under which an aggregate of 4,415,033 shares of common stock underlie outstanding options as of December 31, 2013 and an aggregate of 1,288,669 shares of common stock were available for future issuance. We maintain an Employee Stock Purchase Plan (ESPP), under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. As of December 31, 2013, there were 677,344 shares reserved for future purchases under the ESPP. We maintain a restricted share unit plan under which an aggregate of 191,613 shares of common stock underlie restricted stock units (RSUs), as of December 31, 2013 and an aggregate of 85,077 shares of common stock were available for future issuance as of December 31, 2013. We have generally granted options to our employees and directors under the share option plan, and we have granted RSUs to non-employee directors under the RSU plan. Pursuant to an October 2011 amendment to the RSU plan, approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and we are required to deliver an amount in cash equal to the fair market value of approximately 25% of the vesting shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity.

We use the closing share price of our shares in The NASDAQ Global Market at the reporting or settlement date to determine the fair value of RSUs. We use the Black-Scholes option pricing model for determining the estimated fair value for our share option plan and employee stock purchase plan awards, which requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as non-cash expense over the requisite vesting periods on a straight-line basis for the entire award in our consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We base our risk free interest rate for the expected term of the option on the yield available on a U.S. Treasury security with an equivalent expected term. The expected life of options in years represents the period of time stock-based awards are expected to be outstanding and was determined based on the simplified method. The expected volatility is based on the historical volatility of our common stock for a period equal to the stock option’s expected life. For more information, see “Note 6 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Warrant liability

In May 2009 and September 2010, we issued warrants to purchase 2,909,244 and 3,182,147 shares of our common stock respectively in connection with a registered direct offering of our common stock and warrants. These warrants are classified as liabilities due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. Accordingly, the estimated fair value of the outstanding warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. As of December 31, 2013, warrants to purchase 2,691,242 and 3,182,147 shares of the Company’s common stock, from the May 2009 and September 2010 financings respectively, totaling 5,873,389 shares, were outstanding.

Results of Operations for the years ended December 31, 2013, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Revenue	$—	$—	$0.1
Operating expenses	(41.2)	(28.5)	(24.9)
Other income (expense), net	0.1	(0.4)	(0.3)
Change in fair value of warrant liability	2.3	25.5	(17.6)

Net loss	$(38.8)	$(3.4)	$(42.7)

Loss per share — basic	$(0.62)	$(0.06)	$(1.12)

Loss per share — diluted	$(0.62)	$(0.53)	$(1.12)

Operating expenses for the year ended December 31, 2013 included an upfront fee of $10.0 million paid to Array upon initiation of a collaboration agreement that we entered into in May 2013. See “Note 7 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We incurred a net loss of $38.8 million for the year ended December 31, 2013 compared to a net loss of $3.4 million for the year ended December 31, 2012. The increase in our net loss was primarily due to $2.3 million in non-cash income from the change in the fair value of our warrant liability during the year ended December 31, 2013 compared to a $25.5 million non-cash income during the year ended December 31, 2012, as well as increases in research and development expenses, which included an upfront fee of $10.0 million paid to Array and increases in general and administrative expenses.

Income or expense associated with the change in fair value of the warrant liability is the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price as well as volatility and expected life of our liability-classified warrants. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

The decrease in our net loss of $3.4 million for the year ended December 31, 2012 compared to a net loss of $42.7 million for the year ended December 31, 2011 was primarily driven by a $25.5 million non-cash income from the change in the fair value of our warrant liability during the year ended December 31, 2012 compared to a $17.6 million non-cash expense during the year ended December 31, 2011, partially offset by increases in research and development expenses primarily related to the development of PX-866.

Based on our development plans for our small molecule and vaccine candidates, we will continue to incur operating losses for the foreseeable future.

Revenue

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Licensing revenues from collaborative and license agreements	$—	$—	$0.1

We did not recognize any revenue for the years ended December 31, 2013 and December 31, 2012. During 2011, we recognized $0.1 million of previously deferred revenue relating to an agreement with Prima Biomed Limited as we have no continuing performance obligations related to such agreement. We do not expect any revenue in 2014.

Research and Development

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Research and development	$33.2	$22.0	$17.9

The $11.2 million, or 50.9%, increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was principally due to an upfront payment of $10.0 million to Array. In May 2013, we entered into a collaborative agreement with Array and paid Array an upfront fee of $10.0 million upon initiation of the collaboration. For more information, see “Note 7 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. In addition, the increase in research and development expense was also due to higher manufacturing development and preclinical expense of $2.7 million attributable to greater activity related to the development of ONT-10 and ONT-380 and increased salaries and benefits of $1.3 million attributable to increased headcount. The increase was partly offset by decrease in clinical trials expense of $2.8 million attributable to less activity related to the development of PX-866. As we continue with our development on ONT-10 and ONT-380, we expect that our research and development costs, exclusive of the upfront payment of $10.0 million to Array in 2013, will be higher in 2014 compared to 2013.

The $4.1 million, or 22.9%, increase in research and development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily driven by higher clinical trial expenses of $6.0 million related to the development of PX-866 and increased salaries and benefits expense of $1.4 million attributable to increased headcount. Such increase was partly offset by lower preclinical, manufacturing and licensing expenses of $1.8 million.

General and Administrative

	Years Ended December 31,
	2013	2012	2011
	(In millions)
General and administrative	$8.0	$6.5	$6.9

The $1.5 million, or 23.1%, increase in general and administrative expense for the year ended December 31, 2013 relative to the year ended December 31, 2012 was principally due to a $0.8 million increase in salaries and benefits expense attributable to increased headcount and a $0.7 million increase in director compensation expense primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. For more information related to the liability-classified RSUs, see “Note 6 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

We expect general and administrative expenses to be slightly higher in 2014 compared to 2013; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

The $0.4 million, or 5.8%, decrease in general and administrative expense for the year ended December 31, 2012 relative to the year ended December 31, 2011 was principally due to a $1.8 million decrease in director fees primarily related to the change in fair value of the outstanding liability-classified RSUs, which was attributable principally to the change in the price of our common stock. The decrease was partially offset by a $0.6 million increase in salaries and benefits expense attributable to increased headcount, a $0.6 million increase in professional fees related to patents and regulatory compliance and a $0.1 million increase in expenses related to insurance and property and business taxes.

Investment and Other Income (Expense), Net

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Investment and other income (expense), net	$0.1	$(0.1)	$0.3

Net investment and other income or expense increased by $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a loss of $0.3 million on early extinguishment of debt in June 2012 and higher gains on disposal of fixed assets during the year ended December 31, 2013. The increase was partially offset by lower interest income during the year ended December 31, 2013.

The $0.4 million decrease in net investment and other income or expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to a loss of $0.3 million on early extinguishment of debt in June 2012 and derecognition of notes payable assumed in connection with the acquisition of ProlX in the amount of $0.2 million during 2011.

Interest Expense

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Interest expense	$—	$0.3	$0.6

There was no interest expense during the year ended December 31, 2013. The $0.3 million decrease in interest expense for each year over year period ended December 31, 2013 and December 31, 2012 were primarily due to the pay off of the outstanding balance of our term loan with General Electric Capital Corporation (GECC), in June 2012, prior to its scheduled maturity. Interest expense in 2012 and 2011 included cash interest payments and non-cash amortization of debt issuance costs and debt discount associated with our term loan with GECC. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrant Liability

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Change in fair value of warrant liability	$2.3	$25.5	$(17.6)

The $2.3 million non-cash income, $25.5 million non-cash income and $17.6 million non-cash expense recorded during the year ended December 31, 2013, 2012 and 2011, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the May 2009 and September 2010 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Working Capital

As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $9.3 million, short-term investments of $50.7 million and long-term investments of $12.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $9.3 million as of December 31, 2013 compared to $22.3 million as of December 31, 2012, a decrease of $13.0 million, or 58.3%. The decrease was primarily attributable to cash used to fund our operations of $36.3 million, net investment purchases of $2.5 million and equipment purchases of $0.3 million. Such decrease was partially offset by net proceeds of $16.0 million from the sale of our common stock through the “at the market” equity offering program under the Sales Agreement with Cowen, net proceeds of $9.9 million from our June 2013 registered direct offering and cash received of $0.1 million from employee stock purchases pursuant to our ESPP.

As of December 31, 2013, our working capital (defined as current assets less current liabilities) was $56.3 million compared to $79.3 million as of December 31, 2012, a decrease of $23.0 million, or 29.0%. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $13.0 million, a decrease in short-term investments of $8.2 million and an increase in accrued and other liabilities of $1.8 million.

On July 1, 2013, we commenced selling our common stock through the “at the market” equity offering program under the Sales Agreement with Cowen. During the year ended December 31, 2013, we sold an aggregate of 8,346,901 shares of our common stocks for gross proceeds of $16.5 million. The net proceeds from the sale of the shares, after deducting commission of $0.5 million, were approximately $16.0 million.

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

Net cash used in operating activities totaled $36.3 million for the year ended December 31, 2013, compared to $26.5 million for the year ended December 31, 2012. The increase was primarily due to an upfront payment of $10.0 million to Array on entry into our collaboration agreement with Array. See “Note 7 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Net cash used in operating activities totaled $26.5 million in 2012, compared to $21.2 million in 2011. The increase in net cash used in operating activities for 2012 as compared to 2011 was primarily due to an increase in research and development expenses related to increased activity in the development of PX-866 and ONT-10 during 2012.

Cash Flows from Investing Activities

Cash used in investing activities was $2.7 million for the year ended December 31, 2013, compared to cash used in investing activities of $8.3 million for the year ended December 31, 2012. This change was attributable primarily to a decrease in net investments purchases of $5.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, purchases of property and equipment decreased by $0.5 million during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Cash used in investing activities was $8.3 million during the year ended December 31, 2012, a decrease of $23.3 million from the $31.6 million used in investing activities during the year ended December 31, 2011. This change was attributable principally to a decrease in net investment purchases of $23.9 million, partly offset by increased expenditures on capital assets of $0.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $26.1 million during the year ended December 31, 2013, which consisted of net proceeds of $16.0 million received from the sale of our common stock through our “at the market” equity offering program under the Sales Agreement with Cowen, net proceeds of $9.9 million received from a registered direct offering completed in June 2013 and cash received of $0.1 million from ESPP purchases.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and the acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2013:

		Payments Due by Period
	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
	(In thousands)
Operating leases	$3,050	$599	$1,225	$1,226	$—

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2013, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on presentation of an unrecognized tax benefit in financial statement when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have impact on the presentation of our unrecognized tax benefits or on our consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investment totaling $72.6 million and $83.8 million as of December 31, 2013 and 2012, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis points decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended December 31, 2013, would have resulted in a decline in investment income of approximately $78,000 for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the COSO criteria (1992 framework) as of December 31, 2013.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, appearing below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Oncothyreon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oncothyreon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Oncothyreon Inc. and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 13, 2014

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages as of March 13, 2014 and positions of each of our executive officers in 2013 are set forth below.

Name	Age	Office
Executive Officers
ROBERT KIRKMAN, M.D.	65	President, Chief Executive Officer and Director
JULIA M. EASTLAND	49	Chief Financial Officer, Secretary and Vice President, Corporate Development
GARY CHRISTIANSON	59	Chief Operating Officer
DIANA HAUSMAN, M.D.	50	Chief Medical Officer and Vice President, Clinical Development
SCOTT PETERSON, Ph.D.	52	Chief Scientific Officer and Vice President, Research and Development

Robert Kirkman, M.D. See “Directors, Executive Officers and Corporate Governance — Our Directors” included elsewhere in this Annual Report on Form 10-K for Dr. Kirkman’s biographical information.

Julia M. Eastland has served as our chief financial officer and vice president, corporate development since August 2010 and as our secretary since October 2010. From February 2006 to 2010, Ms. Eastland served as chief financial officer and vice president Finance and Operations of VLST Corporation, a privately held biotechnology company. From 2000 to 2005, Ms. Eastland held various finance positions at Dendreon Corporation, a publicly-traded biotechnology company, most recently as the vice president of strategic planning. Prior to Dendreon, Ms. Eastland worked for Amgen, Inc. as area finance manager and assistant controller for its Colorado operations. Ms. Eastland has also worked as director of finance and planning for Encore Media Group, international finance and business manager and senior financial analyst for SCIENCE Magazine and financial manager for the Discovery Channel. Ms. Eastland received an M.B.A. from Edinburgh University Management School and a B.S. in finance from Colorado State University.

Gary Christianson has served as our chief operating officer since July 2007. From 2005 to 2007, Mr. Christianson was site director for the Biologics Unit of GlaxoSmithKline plc, a global healthcare company. From 1999 to 2003, Mr. Christianson was vice president, technical operations at Corixa Corp., a biopharmaceutical and biotechnology company, and from 2003 to 2005, he was general manager of the Hamilton, Montana site in addition to his duties as vice president. From 1987 to 1999, Mr. Christianson held various positions at RIBI ImmunoChem Research, Inc., a biopharmaceuticals company. Mr. Christianson received a B.S. in mechanical engineering technology from Montana State University.

Diana Hausman, M.D. has served as our vice president, clinical development since August 2009 and Chief Medical Officer since January 2012. From 2005 to 2009, Dr. Hausman served in a variety of positions at Zymogenetics, Inc., a biopharmaceutical company, most recently as senior director, clinical research. From 2002 until 2009, Dr. Hausman served as senior associate medical director at Berlex Inc., a biopharmaceutical company. Dr. Hausman received her A.B. in Biology from Princeton University, and her M.D. from the University of Pennsylvania School of Medicine. She was trained in internal medicine and hematology/oncology at the University of Washington and is board certified in medical oncology.

Scott Peterson, Ph.D. has served as our vice president, research and development since June 2009 and Chief Scientific Officer since June 2012. From 2007 until 2009 Dr. Peterson served as director and department head, oncology research at Zymogenetics, Inc., a biopharmaceutical company. From 1999 to 2007, Dr. Peterson held a variety of positions at ICOS Corporation, a biopharmaceutical company. Dr. Peterson received his Ph.D. in chemistry (biochemistry) from the University of Colorado, Boulder and holds a B.S. in biology from Washington State University.

Our Directors

The name, age, position(s), term, board committee membership and biographical information for each member of our Board of Directors is set forth below as of March 13, 2014:

Directors Continuing in Office Until the 2014 Annual Meeting of Stockholders

Daniel Spiegelman, M.B.A., age 55, has been a member of our board of directors since June 2008. Mr. Spiegelman is the chairman of our audit committee and a member of our corporate governance and nominating committee. Since May 2012, Mr. Spiegelman has been the Executive Vice President and Chief Financial Officer of Biomarin Pharmaceuticals Inc., a biopharmaceutical company focused on the development and commercialization of therapies for rare diseases. From October 2009 to May 2012, Mr. Spiegelman served as the chief executive officer of Filtini, Inc., a start-up company developing next generation circulating tumor cell capture and analysis technology. Mr. Spiegelman is also a co-founder, and from July 2009 to May 2012, served as chief financial officer of Rapidscan Pharma Solutions, Inc., a start-up company that has licensed the rights from Gilead Sciences to sell regadenoson in Europe and other select territories. From 1998 to 2009, Mr. Spiegelman was employed at CV Therapeutics, Inc., a biopharmaceutical company acquired in 2009 by Gilead, most recently as senior vice president and chief financial officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, serving most recently as its treasurer. Mr. Spiegelman also serves as a member of the board of directors of Anthera Pharmaceuticals, Inc., a development-stage biopharmaceutical company. Our corporate governance and nominating committee believes that Mr. Spiegelman’s qualifications for membership on the board of directors include his extensive background in the financial and commercial issues facing growing biotechnology companies. Additionally, as chief financial officer of CV Therapeutics prior to its sale to Gilead Sciences, Mr. Spiegelman was involved in transitioning the company from a research and development focus to a commercial entity with two approved products. This experience allows Mr. Spiegelman to provide our board of directors with significant insights into financial strategy and organizational development. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University.

Directors Continuing in Office Until the 2015 Annual Meeting of Stockholders

Christopher Henney, Ph.D., age 73, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005. Dr. Henney is a member of our compensation and corporate governance and nominating committees. From 1995 to 2003, Dr. Henney was chairman and chief executive officer of Dendreon Corporation, a publicly-traded biotechnology company that he co-founded and from 2003 to 2005 continued as executive chairman. Dr. Henney was also a co-founder of Immunex Corporation and ICOS Corporation, both publicly-traded biotechnology companies. Our corporate governance and nominating committee believes that Dr. Henney’s qualifications for membership on the board of directors include his roles as co-founder of Dendreon, Immunex and ICOS, as well as his membership on the boards of directors of several development-stage biotechnology companies. Through his experience in working with biotechnology companies from founding until commercialization of their product candidates, Dr. Henney provides our board of directors with significant insights into the strategic, operational and clinical development aspects of the company. Dr. Henney currently serves as vice-chairman of the board of directors of Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company, chairman of the board of directors of Anthera Pharmaceuticals, Inc., a biopharmaceutical company and as a member of the board of directors of Prothena Corporation plc, a biotechnology company. Dr. Henney was the chairman of SGX Pharmaceuticals, Inc., a biotechnology company acquired by Eli Lilly in 2008, and a member of the board of directors of AVI BioPharma, Inc., a biopharmaceuticals company, until June 2010. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham, England, where he also obtained his D.Sc. for contributions in the field of immunology. In 2011, he received the honorary degree of Doctor of the University from his alma mater for contributions to the biotechnology industry. Dr. Henney is a former professor of immunology and microbiology and has held faculty positions at Johns Hopkins University, the University of Washington and the Fred Hutchinson Cancer Research Center.

W. Vickery Stoughton, age 68, has been a member of our board of directors since June 1997. Mr. Stoughton is a member of our audit and compensation committees. Since September 2011, Mr. Stoughton has been the president and chief executive officer of Radia Genetics, a private gene therapy company. From August 2006 until September 2007, Mr. Stoughton served as president and chief executive officer of MagneVu Corporation, a medical devices company, which filed for bankruptcy in September 2007. From 1996 to 2002, Mr. Stoughton was chairman and chief executive officer of Careside Inc., a research and development medical devices company, which filed for bankruptcy in October 2002. From October 1995 to July 1996, Mr. Stoughton was president of SmithKline Beecham Diagnostics Systems Co., a diagnostic services and product company, and prior to October 1995 he served as president of SmithKline Beecham Clinical Laboratories, Inc., a clinical laboratory company. From 1988 until May 2008, Mr. Stoughton was a member of the board of directors of Sun Life Financial Inc., a financial services company. Our corporate governance and nominating committee believes that Mr. Stoughton’s qualifications for membership on the board of directors include his involvement in several medical device companies, his role as president of SmithKline Beecham Clinical Laboratories, and his broader business background. Through this experience, Mr. Stoughton provides our board of directors with significant insights into the operational aspects of the company. Mr. Stoughton received his B.S. in chemistry from St. Louis University and his M.B.A. from the University of Chicago.

Directors Continuing in Office Until the 2016 Annual Meeting of Stockholders

Richard Jackson, Ph.D., age 74, has been a member of our board of directors since May 2003. Dr. Jackson is the chairman of our compensation committee and a member of our corporate governance and nominating committee. Dr. Jackson is president of Jackson Associates, LLC, a biotechnology and pharmaceutical consulting company. Since September 2006, Dr. Jackson has also been president and chief executive officer of Ausio Pharmaceuticals, LLC, a drug development company. From May 2002 to May 2003, Dr. Jackson was president, chief executive officer and chairman of the board of directors of EmerGen, Inc., a biotechnology company. From November 1998 to January 2002, Dr. Jackson served as senior vice president, research and development for Atrix Laboratories, Inc., a biotechnology company. From January 1993 to July 1998, Dr. Jackson served as senior vice president, discovery research, at Wyeth Ayerst Laboratories, the pharmaceuticals division of American Home Products Corporation. Our corporate governance and nominating committee believes that Dr. Jackson’s qualifications for membership on the board of directors include over 20 years of experience in academic medicine and over 25 years of experience at several pharmaceutical and biotechnology companies, with positions in both research and development and senior management. This experience allows Dr. Jackson to provide our board of directors with significant insights into the clinical development of our product candidates. Dr. Jackson served as a director of Inflazyme Pharmaceuticals Ltd. until 2007. Dr. Jackson received his Ph.D. in microbiology and his B.S. in chemistry from the University of Illinois.

Robert Kirkman, M.D., age 65, has served as a member of our board of directors and as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Dr. Kirkman also serves as a member of the board of directors of Stem Cell Therapeutics Corp., a public biopharmaceutical company. Our corporate governance and nominating committee believes that Dr. Kirkman’s qualifications for membership on the board of directors include his previous experience at development stage biotechnology companies and his position as our president and chief executive officer. Dr. Kirkman’s scientific understanding along with his corporate vision and operational knowledge provide strategic guidance to our management team and our board of directors. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.

Ted W. Love, M.D., age 55, has been a member of our board of directors since September 2013. Dr. Love served as Executive Vice President and Head of Research and Development and Technical Operations at Onyx Pharmaceuticals, Inc., from February 2010 to August 2012. From 2001 to January 2009, Dr. Love served as Chairman and Chief Executive Officer of Nuvelo, Inc. Dr. Love joined Nuvelo from Theravance, Inc., where he served as Senior Vice President of Development from 1998 to 2001. Previously, he spent six years at Genentech, Inc., where he held a number of senior management positions in medical affairs and product development and served as chairman of Genentech’s Product Development Committee. Our corporate governance and nominating committee believes that Dr. Love’s qualifications for membership on the board of directors include over 15 years of experience in the biotechnology industry. This experience provides our board of directors with significant insights into the strategic and operational issues facing our company. Dr. Love also serves as a member of the boards of directors of biopharmaceutical companies Amicus, Inc. and Kalobios, Inc. Until April 2012, he served on the California Independent Citizens’ Oversight Committee. Dr. Love earned his Bachelor of Science in molecular biology from Haverford College and his M.D. from Yale Medical School.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2013, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Conduct

Our board of directors adopted a Code of Business Conduct and Ethics (the Code of Conduct) for all our officers, directors, and employees in December 2003, which was last amended on March 13, 2008, and a Code of Ethics for the President and Chief Executive Officer, the Chief Financial Officer and Corporate Controller on March 25, 2003, which was subsequently amended on March 13, 2008, (the Code of Ethics). The Code of Conduct details the responsibilities of all our officers, directors, and employees to conduct our affairs in an honest and ethical manner and to comply with all applicable laws, rules, and regulations. The Code of Conduct addresses issues such as general standards of conduct, avoiding conflicts of interest, communications, financial reporting, safeguarding our assets, responsibilities to our customers, suppliers, and competitors, and dealing with governments. The Code of Ethics imposes additional requirements on our senior executive, financial and accounting officers with respect to conflicts of interest, accuracy of accounting records and periodic reports and compliance with laws. Each of the Code of Conduct and Code of Ethics is available on our website at www.oncothyreon.com.

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Corporate Governance and Board Matters — Committees of the Board of Directors — Corporate Governance and Nominating Committee” in our proxy statement for the 2013 annual meeting of Oncothyreon filed with the SEC on April 26, 2013.

Audit Committee

We have a standing audit committee, which reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee (1) has direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (2) establishes procedures for handling complaints regarding our accounting practices, (3) has authority to engage any independent advisors it deems necessary to carry out its duties, and (4) has appropriate funding to engage any necessary outside advisors. The current members of the audit committee are Daniel Spiegelman (Chairman), W. Vickery Stoughton and Dr. Ted W. Love. The board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and is an “independent director” as that term is defined under the applicable rules and regulations of The NASDAQ Stock Market. The audit committee reviews and reassesses the adequacy of its charter on an annual basis.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes our executive compensation policies for our named executive officers, Dr. Kirkman, Ms. Eastland, Mr. Christianson, Dr. Hausman and Dr. Peterson.

Compensation Philosophy and Objectives

The principal objectives of our compensation policies and programs have been to attract and retain senior executive management, to motivate their performance toward clearly defined corporate goals, and to align their long term interests with those of our stockholders. In addition, our compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our stockholders’ realization of long-term value.

Our compensation programs have reflected, and we expect that they will continue to reflect, the fact that we are a biopharmaceutical company whose principal compounds are still in clinical trials and subject to regulatory approval. As a result, our revenues have been and will continue to be limited, and we expect to continue to incur net losses for at least the next several years. In an effort to preserve cash resources, our historical compensation programs have focused on long-term equity incentives relative to cash compensation. This approach seeks to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.

In addition to long-term equity incentives, we have also implemented a performance-based cash bonus program for our executive officers. Payments under this performance-based cash bonus program are based on achievement of pre-established corporate performance goals. All of the performance goals of our executive officers are tied to corporate objectives to reflect the fact that our executive officers make key strategic decisions influencing our company as a whole.

We design and implement compensation programs that combine both long-term equity elements and cash incentive elements based on annual performance objectives. Our compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based. In that regard, we expect to continue to use options or other equity incentives as a significant component of compensation because we believe that they align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual performance targets.

Our executive compensation programs have remained substantially the same for several years. We believe our programs are effectively designed and work well in aligning the interests of our executive officers and stockholders and are instrumental to achieving our company objectives. In determining executive compensation for 2013, our compensation committee considered the stockholder support that the “Say-on-Pay” proposal received at our 2011 annual meeting of stockholders. As a result, the compensation committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider stockholder concerns and feedback in the future. With respect to the frequency of future “Say-on-Pay” advisory votes, consistent with the recommendation of our board of directors and the outcome of the stockholder vote regarding the proposal at our 2011 annual meeting of stockholders, we determined to hold an advisory “Say-on-Pay” vote on the compensation of our executive officers every three years. Our next advisory “Say-on-Pay” vote will occur at our next annual meeting of stockholders, which we expect to hold in June 2014.

Role of Our Compensation Committee

Our compensation committee is comprised of three non-employee members of our board of directors, Dr. Jackson, Dr. Henney and Mr. Stoughton, each of whom is an independent director under the applicable rules and regulations of The NASDAQ Stock Market and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

Our compensation committee approves, administers, and interprets our executive compensation and benefit policies. Our compensation committee acts exclusively as the administrator of our equity incentive plans and approves all grants to our executive officers. Our compensation committee operates pursuant to a written charter under which our board of directors has delegated specific authority with respect to compensation determinations. Among the responsibilities of our compensation committee are the following:

•	evaluating our compensation practices and assisting in developing and implementing our executive compensation program and philosophy;

•	establishing a practice, in accordance with the applicable rules and regulations of The NASDAQ Stock Market, of determining the compensation earned, paid, or awarded to our chief executive officer independent of input from him; and

•	establishing a policy, in accordance with the applicable rules and regulations of The NASDAQ Stock Market, of reviewing on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate compensation levels for such officers.

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

Our chief executive officer actively supports the compensation committee’s work by providing information relating to our financial plans, performance assessments of our executive officers, and other personnel related data. In particular, our chief executive officer, as the person to whom our other executive officers report, is responsible for evaluating individual officers’ contributions to corporate objectives. Our chief executive officer, on an annual basis at or shortly after the end of each year, makes recommendations to the compensation committee with respect to merit salary increases, cash bonuses, and stock option grants or other equity incentives for our other executive officers. Our compensation committee meets to evaluate, discuss, modify or approve these recommendations. Without the participation of the chief executive officer, the compensation committee as part of the annual review process conducts a similar evaluation of the chief executive officer’s contribution and performance and makes determinations, at or shortly after the end of each year, with respect to merit salary increases, bonus payments, stock option grants, or other forms of compensation for our chief executive officer.

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts, and others for assistance. The compensation committee did not rely on any outside advisors for purposes of structuring our 2013 compensation plan but did consider the survey data described below.

Competitive Market Review for 2013

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

In making our executive compensation determinations for 2013, we benchmarked our compensation levels using the Radford Global Life Sciences Salary Survey 2013. This survey includes life sciences companies based predominantly in biotechnology markets in the U.S. with which we compete for executive talent.

In evaluating the survey data, we compared our compensation practices and levels for base salary and annual performance-based bonuses with the survey data. This information was used to determine appropriate levels of compensation based on market benchmarks for similarly situated officers.

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

Annual Review Process

Our compensation committee reviews data and makes executive compensation decisions on an annual basis, typically during the last quarter of the year and the first quarter of the new year.

In connection with the annual goal setting process, executive officers are responsible for establishing and submitting for review to our chief executive officer (and in the case of our chief executive officer, directly to the compensation committee) their departmental goals and financial objectives. Our chief executive officer then compiles the information submitted and provides it, along with information relating to his own personal goals and objectives, to our compensation committee and board for review in the form of draft corporate objectives. Subsequently, our compensation committee, including our chief executive officer with respect to all officers other than himself and excluding our chief executive officer with respect to discussions of his own compensation, reviews, considers, and may amend the draft objectives prior to the compensation committee’s final approval of the objectives.

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

Base Salary As part of the annual review process, our compensation committee makes its determinations of changes in annual base salary for executive officers. Base salary for our executive officers reflects the scope of their respective responsibilities, their relative seniority and experience, and competitive market factors including our compensation committee’s review of market compensation for executive officers of public, early stage biopharmaceutical companies. Salary adjustments are typically based on competitive conditions, individual performance, changes in job duties, and our budget requirements. The compensation committee determined based on the factors above that it was appropriate to increase base salaries for each of our executive officers by 3% for 2013 in order to keep salaries for these officers at approximately the 50th percentile of the Radford Global Life Sciences Salary Survey 2013. Effective January 2013, Dr. Kirkman’s base salary was increased to $422,300, Ms. Eastland’s base salary to $267,800, Mr. Christianson’s base salary to $300,760, Dr. Hausman’s base salary to $345,050 and Dr. Peterson’s base salary to $262,650. With respect to each executive officer, these base salaries were approximately consistent with the 50th percentile of the salaries reported in the Radford Global Life Sciences Salary Survey 2013.

Variable Cash Compensation — Incentive Bonuses

We pay performance-based bonuses to our executive officers pursuant to our performance review policy, which we believe enhances each executive’s incentive to contribute to corporate objectives and aligns their interests with our stockholders. Under the performance review policy, our executive officers are eligible to receive bonuses based on achievement of pre-established corporate performance goals. The weighting among the goals is individualized based on the nature of the executive’s role within the company. As further described in the paragraphs below, each goal is assigned a percentage for each executive based on the importance to us that the goal be achieved by that executive and the extent to which the goal falls within the executive’s area of operational control. Generally, achievement of a particular goal will result in the payment of the expected level of incentive compensation associated with such goal. Partial achievement can result in the payment of reduced or no incentive compensation and superior achievement of any performance goal may result in the payment in excess of the target level of incentive compensation; however, there is not a fixed formula for determining the amount of incentive compensation for partial or above target achievement. Rather, the compensation committee retains discretion to increase or decrease variable cash incentive compensation to our officers as it determines appropriate, based on actual achievement against the goals.

Typically, the maximum incentive compensation to which an executive officer is entitled is based on a percentage of such executive’s base salary. For example, if (1) an executive’s base salary is $100,000, (2) he or she is eligible to receive a bonus up to 50% of his base salary, or $50,000, (3) the compensation committee has established four performance goals, each weighted at 25% and (4) the compensation committee determines that the executive has achieved two of the four performance goals, then, the executive would be eligible to receive, subject to the discretion of the compensation committee, a bonus of $25,000.

Performance goals may be both qualitative and quantitative and are designed to be specific, measurable and completed within a fixed period of time. Although performance goals are intended to be achievable with significant effort, we do not expect that every goal will be actually attained in any given year. Our compensation committee is responsible for setting performance goals, assessing whether such goals have been achieved and determining the amount of bonuses (if any) to be paid with respect to our executive officers. Performance goals for the upcoming year are typically established at or shortly after the end of the prior year. Assuming that a determination is made that a bonus has been earned, we typically pay bonuses to executive officers shortly after the first scheduled meeting of the compensation committee each year. An individual must remain actively employed by the company through the actual date of payment to receive a bonus.

The 2013 performance goals approved by the compensation committee in January 2013 for each executive officer are set forth in the table below. With input from the board, the compensation committee selected these particular corporate objectives based on its judgment that they represented areas in which each of the executive officers have significant operational control and on which the board and compensation committee believed each of the executive officers should focus to move our strategic plan forward and enhance stockholder value. As is reflected in the table below, the weighting of specific performance goals varies among executive officers based on each executive officer’s role and position within the company. For example, because Dr. Hausman holds a position as our chief medical officer, the compensation committee felt it was appropriate to more heavily weight her bonus on achievement of certain clinical development milestones. Mr. Christianson and Dr. Peterson’s goals are more heavily weighted to the achievement of technical operations and pre-clinical assessment goals, respectively, to align their goals with their respective roles as our chief operating officer and chief scientific officer and vice president, research and development. Dr. Kirkman and Ms. Eastland’s goals are more heavily weighted toward the achievement of goals relating to cash position, investor perception and business development. Since the compensation committee believes that our performance is also determined by the performance of executive management acting collaboratively as a team, no corporate goal was assigned a weight of less than 10% for any of our executive officers.

Named Executive Officer	Cash Position (1)	Investor Perception (2)	Clinical Assessment (3)	Pre-Clinical Assessment (4)	Technical Operations (5)	Business Development (6)
Robert Kirkman	30%	25%	10%	10%	10%	15%
Julia Eastland	30	25	10	10	10	15
Gary Christianson	10	10	10	10	50	10
Diana Hausman	10	10	50	10	10	10
Scott Peterson	10	10	10	50	10	10

(1)	Have cash and investments as of December 31, 2013 sufficient to fund the company for 24 months.
(2)	Improve investor perception of the company.
(3)	Make timely go/no go decisions with respect to PX-866 Phase 3 trial(s); timely complete patient enrollment in two Phase 2 trials of PX-866; timely fully enroll PX-866 Phase 1 study; if supported by preclinical data, timely initiate a Phase 1 BID dosing study of PX-866; timely initiate an ONT-10 Phase 2 trial if indicated and timely initiate ONT-380 Phase 1b trials.
(4)	Timely complete evaluations of in-licensing candidates and complete studies in connection with PX-866 regulatory package, PET Lipid A and ONT-10.
(5)	Timely complete supply, formulation and manufacturing goals with respect to PX-866, PET Lipid A, ONT-10 and ONT-380.
(6)	In-license or acquire a preclinical drug development candidate, negotiate term sheet for PX-866 partner if appropriate and enter into specified agreements with respect to PET Lipid A.

The target and actual bonus amounts for 2013 for our named executive officers are set forth below, based on achievement against the corporate performance goals. Specifically, the compensation committee determined the following: (1) the cash position goal was 90% achieved; (2) the investor perception goal was fully achieved; (3) clinical goals with respect to timely enrollment and go/no go decisions with respect to PX-866 were fully achieved, as was the enrollment goal for ONT-10, and the goal of timely initiation of the ONT-830 trials was partially achieved, with overall clinical goals considered 90% achieved; (4) all preclinical goals were fully achieved including timely completion of appropriate regulatory studies for PX-866, evaluations of PET Lipid A formulations, ONT-10 preclinical models, ONT-380 related assays and the evaluation of in-licensing opportunities; (5) manufacturing goals relating to ONT-10, quality goals for ONT-380, and improvements in the manufacturing of PET Lipid A were all fully achieved, completion of manufacturing of PET Lipid A at higher scale was modestly delayed and manufacturing goals for PX-866 were considered no longer relevant based on clinical results, with overall manufacturing goals thus considered 95% achieved; and (6) all business development goals related to in-licensing and agreements for PET Lipid A were fully achieved.

Named Executive Officer	Base Salary ($)	2013 Annual Target as Percentage of Base Salary	Target Bonus ($)	Target Goals Achieved	2013 Incentive Bonus Actually Paid ($)
Robert Kirkman	$422,300	50%	$211,150	96.0%	$202,704
Julia Eastland	267,800	30	80,340	95.5	76,725
Gary Christianson	300,760	35	105,266	95.5	100,529
Diana Hausman	345,050	30	103,515	93.5	96,787
Scott Peterson	262,650	30	78,795	97.5	76,825

In January 2014, the compensation committee approved performance goals for 2014. Dr. Kirkman, Ms. Eastland, Mr. Christianson, Dr. Hausman and Dr. Peterson are eligible to receive in 2014 incentive bonuses under our performance review policy of up to 50%, 30%, 35%, 35% and 30%, respectively, of their base salary. The compensation committee increased Dr. Hausman’s bonus target from 30% to 35% to reflect the relative importance of her contribution to the company. The 2014 performance goals for our executive officers relate to various corporate objectives, including objectives related to our financial condition, development of our product candidates, technical operations and certain business development activities (although the weighting for such performance goals will differ between such executive officers as described above).

Equity-based Incentives

We grant equity-based incentives to employees, including our named executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines, and our equity incentive plans have provided the principal method for named executive officers to acquire an equity position in our company.

Historically, we have granted options to our executive officers under our share option plan. Our share option plan permits the grant of stock options for shares of common stock. All equity incentive programs are administered by our compensation committee (other than grants of restricted share units to non-employee directors, which are overseen by the corporate governance and nominating committee and grants of stock options to certain new employees, which are overseen by the new employee option committee). To date, our equity incentive grants to executive officers have consisted of options under the share option plan. We use stock options as a long-term incentive vehicle because stock options align the interests of executives with those of our stockholders, support a pay-for-performance culture, foster employee stock ownership and focus the management team on increasing value for our stockholders. In addition, stock options help to provide a balance to the overall executive compensation program as base salary and our bonus program focus on nearer-term achievements, while the grant and vesting of stock options is intended to focus executive efforts toward increasing stockholder value over the longer term.

The practice of our compensation committee has been to consider the annual grant of options to our executive officers in connection with the annual compensation review process. In making its determination of the size of annual option grants for our executive officers, the compensation committee considers the individual performance of the executive officer in the prior year, the industry experience and background of the executive officer, and the value of the executive officer’s outstanding equity grants in the then-current competitive environment, including the value of such outstanding equity grants as a retention tool. Adjustments may be made as the compensation committee deems reasonable to attract and retain executive officers in the competitive environment for highly qualified employees in which we operate.

In December 2013, the compensation committee reviewed the outstanding option grants of the executive officers and determined that the overall value of the stock options held by the executive officers resulted in a deficiency in the long-term retention value of the equity-based incentive awards relative to those held by individuals in similar positions at similarly situated companies. Accordingly, the compensation committee increased the size of the stock option grants awarded to the executive officers as set forth in the table below. The compensation committee decided to grant Dr. Kirkman a comparatively larger award because a significant percentage of the stock options held by him were expiring. The compensation committee also considered the importance of Dr. Kirkman’s continued leadership to the business operations and strategy of our company and adjusted his award to proportionally correct the deficiency in the long-term retention value of his equity awards.

Named Executive Officer	Options (#)
Dr. Robert Kirkman	600,000
Julia Eastland	150,000
Gary Christianson	150,000
Dr. Diana Hausman	150,000
Dr. Scott Peterson	150,000

Our compensation committee believes that the size and terms of these stock option grants were reasonable given the need to ensure that equity incentive grants held by our executive officers effectively serve as a retention instrument.

These options vest as follows: 25% of the shares underlying the option will vest and become exercisable on the first anniversary of the grant date and thereafter 1/48th of the shares underlying the option will vest and become exercisable on each monthly anniversary of the grant date, subject to the executive officer’s continued service, such that the option will be fully exercisable on the fourth anniversary of the grant date.

The exercise price of these options was the closing sales price of our common stock on the date of grant, December 12, 2013, or $1.74.

Our practice has been to provide equity incentives principally in the form of stock option grants that vest over time. The stock option vesting period encourages executive retention over the term of the option. Our compensation committee may also consider alternative forms of equity in the future, such as performance shares, restricted share units or restricted stock awards with alternative vesting strategies based on the achievement of performance milestones or financial metrics.

Benefits

We provide the following benefits to our executive officers, generally on the same basis provided to all of our employees:

•	health, dental insurance and vision (for the employee and eligible dependents);

•	flexible spending accounts for medical and dependent care;

•	life insurance;

•	employee assistance plan (for the employee and eligible dependents);

•	short- and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan with an employer match into the plan.

Severance/Termination Protection

We are a party to agreements with our executive officers that provide for benefits payable in connection with the termination of employment or a change in control. The compensation committee considers such benefits in order to be competitive in the hiring and retention of employees, including executive officers. When establishing the termination and change of control provisions in our agreements with our executive officers, the compensation committee considered industry practice and an analysis of current market trends.

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

All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on December 31, 2013, are described in “— Termination and Change of Control Provisions under Offer Letters” and “— Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2013, Richard Jackson, Christopher Henney and W. Vickery Stoughton served on our compensation committee. During 2013, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Exchange Act. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

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

COMPENSATION COMMITTEE

Dr. Richard Jackson, Chairman
Dr. Christopher Henney
W. Vickery Stoughton

Summary Compensation Table — 2013, 2012, and 2011

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during each of 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)(4)	Total ($)
Robert Kirkman President, Chief Executive Officer and Director	2013	$422,300	$756,000	$202,704	$13,161	$1,394,165
	2012	410,000	336,000	159,900	12,792	918,692
	2011	398,000	484,000	192,035	11,350	1,085,385

Julia Eastland Chief Financial Officer, Secretary and Vice President, Corporate Development	2013	267,800	189,000	76,725	8,526	542,051
	2012	260,000	168,000	60,840	8,292	497,132
	2011	252,500	242,000	73,098	6,517	574,115

Gary Christianson Chief Operating Officer	2013	300,760	189,000	100,529	9,515	599,804
	2012	292,000	168,000	87,892	9,252	557,144
	2011	283,250	242,000	86,745	8,703	620,698

Diana Hausman Chief Medical Officer and Vice President, Clinical Development	2013	345,050	189,000	96,787	10,843	641,680
	2012	335,000	168,000	82,410	10,542	595,952
	2011	307,750	242,000	79,861	9,438	639,049

Scott Peterson Chief Scientific Officer and Vice President, Research and Development	2013	262,650	189,000	76,825	8,371	536,847
	2012	239,091	168,000	62,730	7,665	477,486
	2011	200,000	242,000	57,900	6,205	506,105

(1)	These amounts represent the aggregate grant date fair value of option awards for fiscal years 2013, 2012 and 2011. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal years 2013, 2012 and 2011. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	The amounts in this column represent total performance-based bonuses earned for services rendered during the year under our performance review policy, for 2013, 2012 and 2011, for executive officers. Under the applicable bonus plan for each year, each executive was eligible to receive a cash bonus based on achievement of a combination of corporate objectives. See “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K for additional information regarding our variable cash compensation policies for executive officers.
(3)	Except as disclosed in the other footnotes, the amounts in this column consist of contributions made by us pursuant to our 401(k) plan.
(4)	Amounts listed in “All Other Compensation” also include life insurance premiums.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to an executive officer during 2013 under any of our incentive plans or equity plans.

Name	Grant Date (1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards($)(2) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Robert L. Kirkman(5)	December 12, 2013	$211,150	600,000	$1.74	$756,000

Julia Eastland(6)	December 12, 2013	80,340	150,000	1.74	189,000

Gary Christianson(7)	December 12, 2013	105,266	150,000	1.74	189,000

Diana Hausman(8)	December 12, 2013	103,515	150,000	1.74	189,000

Scott Peterson(9)	December 12, 2013	78,795	150,000	1.74	189,000

(1)	Except as otherwise noted below and consistent with the provisions of our share option plan in effect at the date of grant, all options reflected in the table had an exercise price equal to the closing sales price of our common stock as reported by The NASDAQ Global Market on the grant date. All options were granted under our share option plan.
(2)	Performance bonuses were earned in 2013. The actual amounts paid to each of the executive officers for 2013 are set forth in the individual footnotes below.
(3)	There was no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2013 non-equity incentive plan awards, pursuant to the description set forth under the heading “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K.
(4)	These amounts represent the grant date fair value of option awards granted in 2013. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2013. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Share-based Compensation” and “Note 6 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.
(5)	On January 8, 2014, the compensation committee approved a performance bonus of $202,704 under the performance review policy.
(6)	On January 8, 2014, the compensation committee approved a performance bonus of $76,725 under the performance review policy.
(7)	On January 8, 2014, the compensation committee approved a performance bonus of $100,529 under the performance review policy.
(8)	On January 8, 2014, the compensation committee approved a performance bonus of $96,787 under the performance review policy.
(9)	On January 8, 2014, the compensation committee approved a performance bonus of $76,825 under the performance review policy.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2013 for each of the named executive officers. Except as set forth in the footnotes to the following table, each stock option is fully vested.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($Cdn. or $U.S.)(1)		Option Expiration Date
Robert Kirkman	450,000	— (2)	Cdn. $	7.38	August 29, 2014
	137,537	— (3)	Cdn. $	8.04	May 3, 2015
	45,000	— (4)		$3.43	June 4, 2016
	100,000	— (5)		$1.10	March 11, 2017
	200,000	— (6)		$4.71	December 3, 2017
	75,000	25,000(7)		$3.32	December 1, 2018
	50,000	50,000(12)		$6.92	December 1, 2019
	25,000	75,000(13)		$4.74	December 12, 2020
	—	600,000(14)		$1.74	December 12, 2021
Julia Eastland	32,500	7,500(8)		$3.31	November 10, 2018
	37,500	12,500(7)		$3.32	December 1, 2018
	25,000	25,000(12)		$6.92	December 1, 2019
	12,500	37,500(13)		$4.74	December 12, 2020
	—	150,000(14)		$1.74	December 12, 2021
Gary Christianson	16,666	— (9)	Cdn. $	6.72	June 29, 2015
	15,000	— (4)		$3.43	June 4, 2016
	30,000	— (5)		$1.10	March 11, 2017
	100,000	— (6)		$4.71	December 3, 2017
	37,500	12,500(7)		$3.32	December 1, 2018
	25,000	25,000(12)		$6.92	December 1, 2019
	12,500	37,500(13)		$4.74	December 12, 2020
	—	150,000(14)		$1.74	December 12, 2021
Diana Hausman	30,000	— (10)		$4.96	October 1, 2017
	50,000	— (6)		$4.71	December 3, 2017
	37,500	12,500(7)		$3.32	December 1, 2018
	25,000	25,000(12)		$6.92	December 1, 2019
	12,500	37,500(13)		$4.74	December 12, 2020
	—	150,000(14)		$1.74	December 12, 2021
Scott Peterson	25,000	— (11)		$6.56	August 1, 2017
	50,000	— (6)		$4.71	December 3, 2017
	37,500	12,500(7)		$3.32	December 1, 2018
	25,000	25,000(12)		$6.92	December 1, 2019
	12,500	37,500(13)		$4.74	December 12, 2020
	—	150,000(14)		$1.74	December 12, 2021

(1)	In April 2008, the board of directors approved an amendment to our share option plan, which provided that the exercise price of any future grants would equal the closing price of our common stock traded on The NASDAQ Global Market on the date of grant. Unless otherwise indicated, all exercise prices are denominated in U.S. dollars.
(2)	This stock option fully vested on August 29, 2009.
(3)	This stock option fully vested on May 3, 2011.
(4)	This stock option fully vested on June 4, 2012.
(5)	This stock option fully vested on March 11, 2013.
(6)	This stock option fully vested on December 3, 2013.
(7)	This stock option fully vests on December 1, 2014, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(8)	This stock option fully vests on September 7, 2014, and 1/4 vests on September 7, 2011, with the balance vesting in monthly increments for 36 months following September 7, 2011.
(9)	This stock option fully vested on June 29, 2011.
(10)	This stock option fully vested on September 1, 2013.

(11)	This stock option fully vested on August 1, 2013.
(12)	This stock option fully vests on December 1, 2015, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(13)	This stock option fully vests on December 12, 2016, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(14)	This stock option fully vests on December 12, 2017, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

Option Exercises and Stock Vested

None of our executive officers exercised stock options during 2013. We have not granted any stock awards to date to any of our executive officers.

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

Termination and Change of Control Provisions under Offer Letters

Dr. Robert Kirkman

We are a party to an offer letter with Dr. Kirkman, our president and chief executive officer, dated August 29, 2006 as amended in December 2008 and December 2009. Pursuant to the terms of the offer letter as amended, Dr. Kirkman will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of two year’s base salary, less required withholding; and

•	lump sum payment of two year’s equivalent of performance review bonus at target, less required withholding.

Additionally, if Dr. Kirkman is terminated for reasons other than cause (as defined in the December 2009 amendment), he will receive the following benefits:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Julia Eastland

We are a party to an offer letter dated August 17, 2010 with Julia Eastland, our chief financial officer, secretary and vice president, corporate development.

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

Additionally, if Ms. Eastland is terminated for reasons other than cause (as defined in the offer letter), she will receive the following benefits:

•	lump sum payment of nine month’s base salary, less required withholding; and

•	lump sum payment of nine month’s equivalent of performance review bonus at target, less required withholding.

Gary Christianson

We are a party to an offer letter dated June 29, 2007 as amended in December 2008 and December 2009, with Gary Christianson, our chief operating officer. Pursuant to the terms of the offer letter as amended, Mr. Christianson will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Additionally, if Mr. Christianson is terminated for reasons other than cause (as defined in the June 2007 offer letter), he will receive the following benefits:

•	lump sum payment of nine month’s base salary, less required withholding;

•	lump sum payment of nine month’s equivalent of performance review bonus at target, less required withholding; and

•	health insurance coverage for a period of nine months.

Dr. Diana Hausman

We are a party to an offer letter dated July 6, 2009, as amended December 2009, with Diana Hausman, M.D., our chief medical officer and vice president of clinical development. Pursuant to the terms of the offer letter as amended, Dr. Hausman will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Additionally, if Dr. Hausman is terminated for reasons other than cause (as defined in the July 2009 offer letter), she will receive the following benefits:

•	lump sum payment of six month’s base salary, less required withholding; and

•	lump sum payment of six month’s equivalent of performance review bonus at target, less required withholding.

Dr. Scott Peterson

We are a party to an offer letter dated June 4, 2009, as amended December 2009, with Scott Peterson, Ph.D., our chief scientific officer and vice president of research and development. Pursuant to the terms of his offer letter as amended, Dr. Peterson will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Potential Payments Upon Termination or Change in Control

The tables below describe the payments and benefits our executive officers would be entitled to receive assuming the occurrence on December 31, 2013 of either a change of control transaction or termination of their employment without “cause” (as defined below). For additional details regarding the payments and benefits our named executive officers are entitled to, please see “— Termination and Change of Control Provisions under Offer Letters” included elsewhere in this Annual Report on Form 10-K.

Dr. Robert Kirkman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Robert Kirkman	$12,000	$1,266,900	$—	$—	$633,450	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2013, assuming a stock price of $1.76 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2013.
(2)	The amount shown in this column is a lump sum payment equal to two times Dr. Kirkman’s base salary for 2013 plus two year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Kirkman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Kirkman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Kirkman is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to Dr. Kirkman’s base salary for 2013 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following termination other than for cause, subject to any payment delay in order to comply with Section 409A of the Internal Revenue Code.

Julia Eastland

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Julia Eastland	$3,000	$348,140	$—	$—	$261,105	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Ms. Eastland on December 31, 2013, assuming a stock price of $1.76 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2013.
(2)	The amount shown in this column is a lump sum payment equal to Ms. Eastland’s base salary for 2013 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Ms. Eastland signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Ms. Eastland’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Ms. Eastland is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to nine months of Ms. Eastland’s base salary for 2013 plus nine month’s equivalent of her performance review bonus at target.

Gary Christianson

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Gary Christianson	$3,000	$406,026	$—	$—	$304,520	$19,476

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Christianson on December 31, 2013, assuming a stock price of $1.76 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2013.
(2)	The amount shown in this column is a lump sum payment equal to Mr. Christianson’s base salary for 2013 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Mr. Christianson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

(3)	For purposes of Mr. Christianson’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Mr. Christianson is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to nine months of Mr. Christianson’s base salary for 2013 plus nine month’s equivalent of his performance review bonus at target. If Mr. Christianson is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code and any final regulations and official guidance promulgated thereunder, at the time of his separation from service, then, if required, the amounts shown in this column, which are otherwise due on or within the six-month period following the separation from service will accrue, to the extent required, during such six-month period and will become payable in a lump sum payment six months and one day following the date of separation from service.

Dr. Diana Hausman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Diana Hausman	$3,000	$448,565	$—	$—	$224,283	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Hausman on December 31, 2013, assuming a stock price of $1.76 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2013.
(2)	The amount shown in this column is a lump sum payment equal to Dr. Hausman’s base salary for 2013 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Hausman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Hausman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Hausman is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to six months of Dr. Hausman’s base salary for 2013 plus six month’s equivalent of her performance review bonus at target.

Dr. Scott Peterson

	Change of Control
Name	Equity Acceleration(1)	Salary(2)	Insurance Benefits
Scott Peterson	$3,000	$341,445	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Peterson on December 31, 2013, assuming a stock price of $1.76 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2013.
(2)	The amount shown in this column is a lump sum payment equal to Dr. Peterson’s base salary for 2013 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Peterson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.

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

Share Reserve

The total number of shares of common stock issuable pursuant to options granted under our share option plan shall, at any time, be 10% of our issued and outstanding shares of common stock. We had reserved a total of 5,721,623 shares of our common stock for issuance pursuant to our share option plan as of December 31, 2013. As of December 31, 2013, options to purchase 4,415,033 shares of our common stock were outstanding and 1,288,669 shares of our common stock were available for future grant under our share option plan.

Administration

Our compensation committee administers our share option plan. Under our share option plan, the plan administrator has the power, subject to certain enumerated restrictions in our share option plan, to determine the terms of the awards, including the employees, directors and consultants who will receive awards, the exercise price of the award, the number of shares subject to each award, the vesting schedule and exercisability of each award and the form of consideration payable upon exercise.

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

During the period from January 1 to December 31, 2013, options to purchase 1,532,000 shares of common stock were granted under our share option plan at a weighted average exercise price of $1.74 per share.

Restricted Share Unit Plan

Our board of directors adopted our RSU plan on May 18, 2005 and our stockholders approved it on May 18, 2005. Our RSU plan was amended and restated as of June 12, 2009 to add additional shares to the plan and again as of October 22, 2009 to remove references to the Toronto Stock Exchange and make certain other housekeeping changes necessitated by our voluntary delisting from the TSX. Our RSU plan provides for the grant of RSUs to non-employee members of our board of directors. Pursuant to an October 2011 amendment to the RSU plan, we withhold 25% of the shares of our common stock otherwise deliverable in connection with the vesting of any RSU and instead deliver to each non-employee director an amount in cash equal to the fair market value of the withheld shares on the vesting date. The amendment is designed to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs. The directors who receive RSUs under our restricted share unit plan are referred to below as participants.

Share Reserve

We have reserved a total of 466,666 of our shares of common stock for issuance pursuant to our restricted share unit plan. As of December 31, 2013, grants covering 191,613 shares of our common stock were outstanding, 85,077 shares of our common stock were available for future grant under our restricted share unit plan and 189,976 shares had been issued upon conversion of RSUs.

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

Each grant of restricted share units will be evidenced by a written notice, which we call the notice of grant, with such notice, along with our restricted share unit plan, governing the terms and conditions of the grant. Each notice of grant will state the number of restricted share units granted to the participant and state that each restricted share unit, subject to and in accordance with the terms of our restricted share unit plan, will entitle the participant to receive one share of our common stock in settlement of a restricted share unit granted pursuant to our restricted share unit plan.

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

Compensation of Directors

We pay our non-employee directors an annual cash fee of $50,000 for their service on our board of directors and its committees. We also pay the chairman of our board an additional annual fee of $50,000, the Chairman of our audit committee an additional annual fee of $25,000, and the chairmen of our other standing committees of the board of directors an additional annual fee of $5,000 each. In addition, each non-employee director is entitled to annual restricted share grant equal to the greater of (1) 7,500 and (2) $30,000 divided by the closing price of our common stock on the NASDAQ Global Market on the date of grant. Board members receive cash compensation in U.S. dollars. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

Fiscal Year 2013 Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2013. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2013. All compensation numbers are expressed in U.S. dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Christopher Henney	$105,000	$30,000	$135,000
Daniel Spiegelman	75,000	30,000	105,000
Richard Jackson	55,000	30,000	85,000
W. Vickery Stoughton	50,000	30,000	80,000
Ted W. Love (4)	25,000	30,000	55,000
Douglas Williams (5)	37,500	30,000	67,500

(1)	These amounts represent the aggregate grant date fair value of RSUs granted in 2013.
(2)	As of December 31, 2013, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (50,000 options, 43,568 RSUs); Dr. Jackson (zero options, 43,568 RSUs); Mr. Stoughton (4,166 options, 43,568 RSUs); Mr. Spiegelman (zero options, 43,568 RSUs); Dr. Love (zero options, 17,341 RSUs); Dr. Williams (zero options, zero RSUs).
(3)	Each RSU may be converted into one share of our common stock at the end of the grant period, which is five years for each of the RSUs granted prior to June 12, 2009 and two years for each of the RSUs granted on or after June 12, 2009.
(4)	Dr. Love was appointed to the Board as a Class III director and was awarded 17,341 RSUs on September 5, 2013.
(5)	Dr. Williams was resigned from the Board of Directors on October 9, 2013 and his outstanding RSUs of 24,216 were vested on October 25, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2013

The following table sets forth the securities authorized for issuance under Oncothyreon’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(1)
Equity compensation plans approved by security holders:
Share option plan ($Cdn.)(2)	687,533	$7.53	—
Share option plan ($U.S.)(2)	3,727,500	$3.41	1,288,669
RSU plan	191,613	N.A.	85,077
Equity compensation plans not approved by security holders	—	N.A.	—
Total	4,606,646	N.A.	1,373,746

(1)	All of these are available for issuance under the respective plans pursuant to the grant of restricted stock, restricted share units and other equity awards, as well as for grants of stock options and stock appreciation rights.
(2)	Under the terms of the share option plan, the total number of shares issuable pursuant to options under the plan is 10% of the issued and outstanding shares. Shares issued upon the exercise of options do not reduce the percentage of shares which may be issuable pursuant to options under the share option plan.

For more information regarding our share option plan and Amended and Restated Restricted Share Unit Plan, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of February 28, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group, including shares they had the right to acquire within 60 days after February 28, 2014.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)
5% Stockholders:
BVF, Inc.(4)	14,001,778	19.8%
QVT Financial LP(5)	5,702,299	8.1%
Directors and Named Executive Officers:
Christopher Henney(6)	172,484	*
Richard Jackson(7)	46,234	*
Ted W. Love(8)	—
W. Vickery Stoughton(9)	49,566	*
Daniel Spiegelman(10)	35,535	*
Robert Kirkman(11)	1,115,869	1.6%
Gary Christianson(12)	263,395	*

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)		Percent of Class(3)
Julia Eastland(13)	143,350	*
Diana Hausman(14)	167,501			*
Scott Peterson(15)	172,925			*
All directors and executive officers as a group (10 persons)(16)	2,166,859		3.0%

*	Represents less than 1% of class or combined classes.
(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.
(2)	Options, RSUs and warrants exercisable within 60 days after February 28, 2014 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.
(3)	Based on 70,673,143 shares of common stock issued and outstanding as of February 28, 2014.
(4)	Based on information of beneficial ownership as of December 31, 2013, included in a Schedule13G/A filed with the SEC on February 14, 2014. Includes 9,001,778 shares of common stock and 5,000,000 warrants exercisable within 60 days after February 28, 2014 and are beneficially owned by BVF Inc. and various affiliated entities and one individual. The address of BVF Inc. is 900 North Michigan Avenue, Suite 1100, Chicago, Ill 60611.
(5)	Based on information of beneficial ownership as of December 31, 2013, included in a Schedule 13G/A filed with the SEC on February 14, 2014. Includes shares of common stock beneficially owned by QVT Financial L.P. and various affiliated entities. The address of QVT Financial L.P. is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(6)	Includes 50,000 shares of common stock issuable upon exercise of options exercisable within 60 days after February 28, 2014 and 19,352 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2014.
(7)	Includes 19,352 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2014.
(8)	Shares attributable to restricted stock units owned Dr. Love are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2014.
(9)	Includes 4,166 shares of common stock issuable upon exercise of options exercisable within 60 days after February 28, 2014 and 19,352 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2014.
(10)	Includes 19,352 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2014.

(11)	Includes 1,107,536 shares of common stock that Dr. Kirkman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2014.
(12)	Includes 249,167 shares of common stock that Mr. Christianson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2014.
(13)	Includes 123,334 shares of common stock that Ms. Eastland has the right to acquire under outstanding options exercisable within 60 days after February 28, 2014.
(14)	Includes 167,501 shares of common stock that Dr. Hausman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2014.
(15)	Includes 162,501 shares of common stock that Dr. Peterson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2014.
(16)	Includes 1,864,205 shares of common stock issuable upon exercise of options exercisable within 60 days after February 28, 2014 and 77,408 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2014.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

We have entered into the arrangements which are described where required under the heading titled “Part III — Item 11 — Executive Compensation — “Termination and Change of Control Provisions under Offer Letters” and “Part III — Item 11 — Executive Compensation — Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

Approval of Related Party Transactions

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where the company was, is or will be involved and in which a related party had, has or will have a direct or indirect material interest. Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to (1) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000, (2) transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction, (3) transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction, and (4) transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis. No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to (1) the benefits and perceived benefits to the company, (2) the materiality and character of the related party’s direct and indirect interest, (3) the availability of other sources for comparable products or services, (4) the terms of the transaction, and (5) the terms available to unrelated third parties under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of the company and our stockholders. We have determined that there were no new related party transactions to disclose in 2013.

Determinations Regarding Director Independence

The board of directors has determined that each of our current directors, except Dr. Kirkman, is an “independent director” as that term is defined by the applicable rules and regulations of The NASDAQ Stock Market. The independent directors generally meet in executive session at each quarterly board of directors meeting.

The board of directors has also determined that each member of the audit committee, the compensation committee, and the corporate governance and nominating committee meets the independence standards applicable to those committees prescribed by the applicable rules and regulations of The NASDAQ Stock Market, the SEC, and the Internal Revenue Service.

Finally, the board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Fees and related expenses for the 2013 audit by Ernst & Young LLP of our annual financial statements, its review of the financial statements included in our 2013 quarterly reports and other services, which include comfort letters, consents and accounting consultations, that are provided in connection with statutory and regulatory filings totaled $464,000. Fees and related expenses for 2012 totaled $524,811.

Audit-Related Fees

For the years 2013 and 2012, Ernst & Young LLP billed us $1,995 and $1,735, respectively, for a subscription to their technical accounting database.

Tax Fees

For the years 2013 and 2012, Ernst & Young LLP billed us $99,939 and $55,884, respectively, for professional services related to preparation of our tax return and tax consultations on tax related matters.

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

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

2.1(a)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006.	S-4/A	2.1	October 29, 2007

2.1(b)	Amendment No. 1 to Agreement and Plan of Reorganization dated November 7, 2007.	10-K	2.1(b)	May 6, 2010

3.1	Amended and Restated Certificate of Incorporation of Oncothyreon Inc.	S-4/A	3.1	September 27, 2007

3.2	Bylaws of Oncothyreon Inc.	10-Q	3.1	August 14, 2009

4.1	Form of registrant’s common stock certificate.	S-4/A	4.1	September 27, 2007

4.2	Form of Warrant.	FWP	Annex A	May 20, 2009

4.3	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended.	S-1	10.49	October 4, 2010

4.4	Form of Warrant to Purchase Common Stock issued by Oncothyreon Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement.	8-K	10.3	February 9, 2011

4.5	Form of Warrant issued by Oncothyreon Inc. to BVF Partners L.P. and certain of its affiliates.	8-K	4.1	May 30, 2013

10.1*	Amended and Restated Share Option Plan.	10-K	10.1	March 9, 2012

10.2*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan.	10-K	10.2	March 9, 2012

10.3*	Amended and Restated Restricted Share Unit Plan.	10-K	10.3	March 9, 2012

10.4*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan.	10-K	10.4	March 9, 2012

10.5*	2010 Employee Stock Purchase Plan.	8-K	10.1	June 8, 2010

10.6*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan.	8-K	10.2	June 8, 2010

10.7*	Form of Indemnification Agreement.	S-4/A	10.1	September 27, 2007

10.8*	Offer letter with Robert Kirkman, dated August 29, 2006.	S-4	10.27	September 12, 2007

10.8(a)*	Amendment to Robert Kirkman Offer Letter dated December 31, 2008.	10-K	10.18(a)	March 30, 2009

10.8(b)*	Amendment to Robert Kirkman Offer Letter dated December 3, 2009.	8-K	10.1	December 7, 2009

10.9*	Offer Letter with Gary Christianson, dated June 29, 2007.	10-Q	10.1	November 10, 2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

10.9(a)*	Amendment to Gary Christianson Offer Letter dated December 31, 2008.	10-K	10.40(a)	March 30, 2009

10.9(b)*	Amendment to Gary Christianson Offer Letter dated December 3, 2009.	8-K	10.2	December 7, 2009

10.10*	Offer Letter dated June 9, 2009 between Oncothyreon Inc. and Scott Peterson, Ph.D.	8-K	10.2	June 15, 2009

10.10(a)*	Amendment to Scott Peterson Offer Letter dated December 3, 2009.	8-K	10.4	December 7, 2009

10.11*	Offer Letter dated July 6, 2009 between Oncothyreon Inc. and Diana Hausman, M.D.	8-K	10.1	August 4, 2009

10.11(a)*	Amendment to Diana Hausman Offer Letter dated December 3, 2009.	8-K	10.3	December 7, 2009

10.12*	Offer letter with Julia M. Eastland, dated August 17, 2010.	8-K	10.1	August 31, 2010

10.13	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.	10-Q	10.3	November 10, 2008

10.14†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996.	S-4	10.6	September 12, 2007

10.15†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000.	S-4/A	10.11	September 27, 2007

10.16	Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002.	S-4	10.13	September 12, 2007

10.17†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001.	S-4/A	10.14	September 27, 2007

10.18†	Adjuvant License Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.19	September 27, 2007

10.19†	Adjuvant Supply Agreement between Biomira International Inc. and Corixa Corporation, dated October 20, 2004.	S-4/A	10.20	September 27, 2007

10.20	Amendment Number 1 to Adjuvant License Agreement and Adjuvant Supply Agreement between Corixa Corporation, d/b/a GlaxoSmithKline Biologicals N.A. and Biomira Management Inc., dated August 8, 2008.	10-Q	10.4	November 10, 2008

10.21†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.	10-Q	10.1	May 15, 2009

10.22	Common Stock Purchase Agreement by and among Biomira Inc., Biomira International Inc. and Merck KGaA dated May 2, 2001.	10-K	10.41	May 6, 2010

10.23	Tax Indemnity Agreement by and between Biomira International Inc. and Merck KGaA dated May 3, 2001.	10-K	10.42	May 6, 2010

10.24†	Development and Commercialization Agreement, dated May 29, 2013, between Array BioPharma Inc. and Oncothyreon Inc.	10-Q	10.1	August 6, 2013

10.25	Letter Amendment, dated April 30, 2013, to Amended and Restated License Agreement between Merck KGaA and Oncothyreon Inc.	10-Q	10.2	August 6, 2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

10.26	Form of Subscription Agreement between BVF Partners L.P. and certain of its affiliates and Oncothyreon Inc.	8-K	10-1	May 30, 2013

21.1	Subsidiaries of Oncothyreon Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page).				X

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X

32.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

(1)	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act or the Exchange Act.
*	Executive Compensation Plan or Agreement.
†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 13, 2014.

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

Signature	Title	Date

/s/ Robert L. Kirkman, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
Robert L. Kirkman, M.D.

/s/ Julia M. Eastland	Chief Financial Officer, Secretary and Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 13, 2014
Julia M. Eastland

/s/ Christopher S. Henney, Ph.D.	Chairman and Director	March 13, 2014
Christopher S. Henney, Ph.D.

/s/ Richard L. Jackson, Ph.D.	Director	March 13, 2014
Richard L. Jackson, Ph.D.

/s/ Ted W. Love, M.D.	Director	March 13, 2014
Ted W. Love, M.D.

/s/ Daniel K. Spiegelman	Director	March 13, 2014
Daniel K. Spiegelman

/s/ W. Vickery Stoughton	Director	March 13, 2014
W. Vickery Stoughton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncothyreon Inc.

We have audited the accompanying consolidated balance sheets of Oncothyreon Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncothyreon Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2014

ONCOTHYREON INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current:
Cash and cash equivalents	$9,279	$22,266
Short-term investments	50,748	58,988
Accounts and other receivables	197	323
Prepaid and other current assets	720	840

Total current assets	60,944	82,417
Long-term investments	12,535	2,502
Property and equipment, net	1,695	1,887
Goodwill	2,117	2,117
Other assets	455	512

Total assets	$77,746	$89,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$533	$1,133
Accrued and other liabilities	2,622	852
Accrued compensation and related liabilities	1,311	1,042
Current portion of restricted share unit liability	194	44

Total current liabilities	4,660	3,071
Deferred rent	439	533
Restricted share unit liability	143	227
Warrant liability	924	3,251
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	6,196	7,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,673,143 and 57,216,237 shares issued and outstanding	353,854	353,853
Additional paid-in capital	154,832	126,832
Accumulated deficit	(432,085)	(393,326)
Accumulated other comprehensive loss	(5,051)	(5,036)

Total stockholders’ equity	71,550	82,323

Total liabilities and stockholders’ equity	$77,746	$89,435

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue
Licensing revenue from collaborative agreements	$—	$—	$145
Operating expenses
Research and development	33,221	22,001	17,915
General and administrative	8,002	6,498	6,929

Total operating expenses	41,223	28,499	24,844

Loss from operations	(41,223)	(28,499)	(24,699)
Other income (expense)
Investment and other income (expense), net	137	(127)	305
Interest expense	—	(309)	(631)
Change in fair value of warrant liability	2,327	25,520	(17,631)

Total other income (expense), net	2,464	25,084	(17,957)
Loss before income taxes	(38,759)	(3,415)	(42,656)

Net loss	$(38,759)	$(3,415)	$(42,656)

Loss per share — basic	$(0.62)	$(0.06)	$(1.12)

Loss per share — diluted (Note 5)	$(0.62)	$(0.53)	$(1.12)

Shares used to compute basic loss per share	62,387,616	53,728,672	38,197,666

Shares used to compute diluted loss per share	62,387,616	54,899,955	38,197,666

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(38,759)	$(3,415)	$(42,656)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (loss) during the period , net	(15)	9	22
Reclassification adjustment	—	(1)	—

Other comprehensive income (loss)	(15)	8	22

Comprehensive loss	$(38,774)	$(3,407)	$(42,634)

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	30,088,628	$353,850	$17,328	$(347,255)	$(5,066)	$18,857

Net loss	—	—	—	(42,656)	—	(42,656)
Unrealized gains on available-for-sale securities	—	—	—	—	22	22
Common stock issued, net of offering costs of $3.1 million	12,944,579	1	52,031	—	—	52,032
Issuances under employee stock purchase plan	71,969	—	207	—	—	207
Restricted stock units granted	—	—	323	—	—	323
Restricted stock units converted	93,122	—	(55)	—	—	(55)
Share-based compensation expense	—	—	1,204	—	—	1,204
Stock options exercised	12,708	—	48	—	—	48
Warrants issued	—	—	114	—	—	114
Warrants exercised	402,101	—	1,901	—	—	1,901
Reclassification of fair value of warrants exercised from liability to equity	—	—	1,843	—	—	1,843
Reclassification of fair value of outstanding RSUs from equity to liability	—	—	(407)	—	—	(407)

Balance at December 31, 2011	43,613,107	353,851	74,537	(389,911)	(5,044)	33,433

Net loss	—	—	—	(3,415)	—	(3,415)
Unrealized gains on available-for-sale securities	—	—	—	—	8	8
Common stock issued, net of offering costs of $3.8 million	13,512,500	2	50,283	—	—	50,285
Issuances under employee stock purchase plan	55,424	—	182	—	—	182
Restricted stock units converted	32,551	—	231	—	—	231
Share-based compensation expense	—	—	1,590	—	—	1,590
Stock options exercised	2,655	—	9	—	—	9

Balance at December 31, 2012	57,216,237	353,853	126,832	(393,326)	(5,036)	82,323

Net loss	—	—	—	(38,759)	—	(38,759)
Unrealized losses on available-for-sale securities	—	—	—	—	(15)	(15)
Common stock issued, net of offering costs of $0.6 million	13,346,901	1	25,955	—	—	25,956
Issuances under employee stock purchase plan	74,829	—	113	—	—	113
Restricted stock units converted	35,176	—	66	—	—	66
Share-based compensation expense	—	—	1,866	—	—	1,866

Balance at December 31, 2013	70,673,143	$353,854	$154,832	$(432,085)	$(5,051)	$71,550

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(38,759)	$(3,415)	$(42,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	520	457
Amortization of discount and deferred financing costs on notes payable	—	78	149
Amortization of premiums and accretion of discounts on securities	651	835	22
Share-based compensation expense	2,021	1,041	2,342
Change in fair value of warrant liability	(2,327)	(25,520)	17,631
Recognition of deferred revenue	—	—	(145)
Derecognition of debt	—	—	(199)
Cash settled on conversion of restricted share units	(22)	(39)	(189)
Other	(45)	255	13
Net changes in assets and liabilities:
Accounts and other receivables	126	11	(203)
Government grants receivable	—	—	489
Prepaid and other current assets	120	(302)	(31)
Other long-term assets	57	(307)	(27)
Accounts payable	(600)	674	(165)
Accrued and other liabilities	1,770	(435)	942
Accrued compensation and related liabilities	269	184	172
Deferred rent	(94)	(83)	229

Net cash used in operating activities	(36,344)	(26,503)	(21,169)

Cash flows from investing activities
Purchases of investments	(70,775)	(72,037)	(88,118)
Redemption of investments	68,315	64,518	56,683
Purchases of property and equipment	(252)	(752)	(142)

Net cash used in investing activities	(2,712)	(8,271)	(31,577)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	26,069	50,466	52,239
Proceeds from stock options exercised	—	9	48
Proceeds from warrants exercised	—	—	1,901
Proceeds from debt financing, net of issuance cost	—	—	4,804
Principal payment on notes payable	—	(909)	(151)
Repayment on notes payable	—	(4,135)	—

Net cash provided by financing activities	26,069	45,431	58,841

Increase (decrease) in cash and cash equivalents	(12,987)	10,657	6,095
Cash and cash equivalents, beginning of year	22,266	11,609	5,514

Cash and cash equivalents, end of year	$9,279	$22,266	$11,609

Supplemental disclosure of cash flow information
Interest paid	$—	$276	$437

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Statement of Cash Flows. These reclassifications relate to the presentation of amortization of premiums and accretion of discounts on securities which were reclassified from investing activities to operating activities for the year ended December 31, 2012 and 2011 to conform to the year ended December 31, 2013 presentation. These reclassifications had no effect on reported operating expenses, loss from operations, net loss, loss per share, financial position or change in net cash per the cash flow statement.

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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of 90 days or less at the time of purchase. At December 31, 2013, cash and cash equivalents was comprised of $3.2 million in cash, and $6.1 million in money market funds. As of December 31, 2012, cash and cash equivalents was comprised of $2.4 million in cash and $19.9 million in money market funds. The carrying value of cash equivalents approximates their fair value.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income or loss whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of December 31, 2013 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2013:
Cash	$3,221	$—	$—	$3,221
Money market funds	6,058	—	—	6,058
Debt securities of U.S. government agencies	49,878	18	(6)	49,890
Corporate bonds	13,390	4	(1)	13,393

Total	$72,547	$22	$(7)	$72,562

As of December 31, 2012:
Cash	$2,407	$—	$—	$2,407
Money market funds	19,859	—	—	19,859
Debt securities of U.S. government agencies	52,415	29	—	52,444
Corporate bonds	9,045	3	(2)	9,046

Total	$83,726	$32	$(2)	$83,756

The following table summarizes the Company’s available for sale securities by contractual maturity:

	As of December 31, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$56,789	$56,806	$78,819	$78,847
Greater than one year but less than five years	12,537	12,535	2,500	2,502

Total	$69,326	$69,341	$81,319	$81,349

Warrants

Warrants issued in connection with the Company’s May 2009 and September 2010 financings are recorded as liabilities as both have the potential for cash settlement upon the occurrence of a fundamental transaction (as defined in the warrant; see “Note 5 — Share Capital”). Changes in the fair value of the warrants are recognized as other income (expense) in the consolidated statements of operations.

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

Research and development costs

Research and development expenses include personnel and facility related expenses, which includes depreciation and amortization, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for clinical trials, manufacturing and process development, research, licensing arrangements and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted net income or loss per share is calculated by adjusting the numerator and denominator of the basic net income or loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 Employee Stock Purchase Plan. Basic net loss per share equaled the diluted loss per share for the year ended December 31, 2013 and 2011, since the effect of the shares potentially issuable upon the exercise or conversion was anti-dilutive. For additional information regarding the income or loss per share, see “Note 5 — Share Capital.”

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

There were no reclassifications out of accumulated other comprehensive loss during the twelve months ended December 31, 2013. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the twelve months ended December 31, 2013, 2012 and 2011:

	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2010	$—	$(5,066)	$(5,066)
Current period other comprehensive income	22	—	22

Balance at December 31, 2011	22	(5,066)	(5,044)
Current period other comprehensive income	8	—	8

Balance at December 31, 2012	30	(5,066)	(5,036)
Current period other comprehensive income	(15)	—	(15)

Balance at December 31, 2013	$15	$(5,066)	$(5,051)

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

For non-employee directors, the Company sponsors a Restricted Share Unit Plan (RSU Plan) that was established in 2005. According to an amendment to the RSU Plan in October 2011, approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of the shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. This amendment resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The Company uses the closing share price of its shares on the NASDAQ Global Market at the reporting or settlement date to determine the fair value of RSUs.

The Company maintains an Employee Stock Purchase Plan (ESPP) under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The Company recognizes the estimated fair value of the ESPP which determined by the Black-Scholes option pricing model in the statement of operations.

For additional information regarding share-based compensation, see “Note 6 — Share-based Compensation.”

Segment information

The Company operates in a single business segment — research and development of therapeutic products for the treatment of cancer.

Recent accounting pronouncements

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The adoption of this standard is not expected to have impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market funds	$6,058	$—	$—	$6,058	$19,859	$—	$—	$19,859
Debt securities of U.S. government agencies	—	49,890	—	49,890	—	52,444	—	52,444
Corporate bonds	—	13,393	—	13,393	—	9,046	—	9,046

	$6,058	$63,283	$—	$69,341	$19,859	$61,490	$—	$81,349

Financial Liability:
Restricted Share Units	$337	$—	$—	$337	$271	$—	$—	$271
Warrants	—	—	924	924	—	—	3,251	3,251

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds.

There were no transfers between Level 1 and Level 2 during 2013.

The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense by using the Black-Scholes option-pricing model with the following inputs:

	As of December 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.76	$1.76
Expected dividend rate	0.0%	0.0%
Expected volatility	45.3%	77.4%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.40	1.78

	As of December 31, 2012
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.92	$1.92
Expected dividend rate	0.0%	0.0%
Expected volatility	99.2%	81.1%
Risk-free interest rate	0.2%	0.3%
Expected life (in years)	1.4 0	2.78

The table below shows the reconciliation of warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,251	$28,771
Change in fair value of warrant liability included in:
Other expense (income)	(2,327)	(25,520)

Balance at the end of period	$924	$3,251

Expected volatility is an unobservable input that is interrelated to the market value or price of the Company’s stock, since the calculation for volatility is based on the Company’s historical closing prices. If volatility were to change by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.2 million.

4.	PROPERTY AND EQUIPMENT

The table below outlines the cost, accumulated depreciation and amortization and net carrying value of the Company’s property and equipment for the years ended December 31, 2013 and 2012:

	2013
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Leasehold improvements	$1,579	$787	$792
Scientific equipment	1,985	1,096	889
Office equipment	34	26	8
Computer software and equipment	325	319	6

	$3,923	$2,228	$1,695

	2012
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Leasehold improvements	$1,580	$604	$976
Scientific equipment	2,095	1,212	883
Office equipment	34	20	14
Computer software and equipment	325	311	14

	$4,034	$2,147	$1,887

Depreciation and leasehold improvement amortization expense was $0.5 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

5.	SHARE CAPITAL

Class UA preferred stock

As of December 31, 2013 and 2012, the Company had 12,500 shares of Class UA preferred stock authorized, issued and outstanding. The Class UA preferred stock has the following rights, privileges, and limitations:

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

Holders of Class UA preferred stock are entitled to mandatory redemption of their shares if the Company realizes “net profits” in any year. For this purpose, “net profits … means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.” The Company has taken the position that this applies to Canadian GAAP and accordingly there have been no redemptions to date.

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

Preferred stock

As of December 31, 2013 and 2012, the Company had 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, authorized, with none outstanding. Shares of preferred stock may be issued in one or more series from time to time by the board of directors of the Company, and the board of directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the board of directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

Common stock

As of December 31, 2013 and 2012, the Company had 100,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Amounts pertaining to issuances of common stock are classified as common stock on the consolidated balance sheet, approximately $7,067 and $5,722 of which represents par value of common stock as of December 31, 2013 and 2012 respectively. Additional paid-in capital primarily relates to amounts for share-based compensation (see “Note 6 — Share-based Compensation”).

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

In February 2011, the Company issued 48,701 warrants, which were classified as equity, to purchase shares of common stock in connection with a Loan and Security Agreement entered into with General Electric Capital Corporation.

In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock, which were classified as equity, in connection with a registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, “BVF”).

A summary of outstanding warrants as of December 31, 2013 and 2012 and changes during the years is presented below.

	2013	2012
	Shares Underlying Warrants	Shares Underlying Warrants
Balance, beginning of year	5,922,090	5,922,090
Warrants issued	5,000,000	—

Balance, end of year	10,922,090	5,922,090

The following table summarizes information regarding warrants outstanding at December 31, 2013:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
$3.08	48,701	February 8, 2018
$3.74	2,691,242	May 26, 2014
$4.24	3,182,147	October 12, 2015
$5.00	5,000,000	December 5, 2018

	10,922,090

	Years Ended December 31,
	2013	2012
Shares underlying warrants outstanding classified as liabilities	5,873,389	5,873,389
Shares underlying warrants outstanding classified as equity	5,048,701	48,701

Equity Financings

On June 4, 2013, the Company closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock, at $2.00 per unit for gross proceeds of $10 million. The warrants are exercisable at an exercise price of $5.00 per share any time on or after December 5, 2013 and expire December 5, 2018. The shares and warrants were sold to BVF and other affiliates of BVF in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $9.9 million.

On April 3, 2012, the Company closed an underwritten public offering of 13,512,500 shares of its common stock at a price to the public of $4.00 per share for gross proceeds of approximately $54.1 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company, were approximately $50.3 million.

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”), to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC (“Cowen”) will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement may be terminated by the Company upon prior notice to Cowen or by Cowen for any reason upon 10 days’ notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. On July 1, 2013, the Company commenced selling its common stock through the “at the market” equity offering program under the Sales Agreement. During the year ended December 31, 2013, the Company sold an aggregate of 8,346,901 shares for gross proceeds of $16.5 million. The net proceeds from the sale of the shares, after deducting commission of approximately $0.5 million, were approximately $16.0 million. As of December 31, 2013, approximately $33.5 million of the Company’s common stock remained available for sale under the “at the market” equity offering program.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted shares units, warrants and shares under the 2010 ESPP. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(38,759)	$(3,415)	$(42,656)
Adjustments for change in fair value of warrant liability	—	(25,520)	—

Diluted	$(38,759)	$(28,935)	$(42,656)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	62,387,616	53,728,672	38,197,666
Dilutive effect of warrants	—	1,171,283	—

Diluted	62,387,616	54,899,955	38,197,666

Net loss per share—basic	$(0.62)	$(0.06)	$(1.12)

Net loss per share—diluted	$(0.62)	$(0.53)	$(1.12)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Years Ended December 31,
	2013	2012	2011
Director and employee stock options	4,415,033	2,934,453	2,441,725
Warrants	10,922,090	48,701	5,922,089
Non-employee director restricted share units	191,613	140,968	143,495
Employee stock purchase plan	2,765	4,758	1,067

For all periods presented, shares contingently issuable in connection with an agreement with Merck KGaA agreement (discussed below) have been excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.

Under the terms of a common stock purchase agreement with Merck KGaA, upon the first submission of a biologics license application for tecemotide, if any, the Company is required to sell and Merck KGaA is required to purchase from the Company a number of shares of Company common stock equal to (1) $1.5 million divided by (2) 115% of the 90-day weighted average per share price of such shares immediately prior to such submission date. During periods presented, no additional common shares were issued to Merck KGaA under such agreement.

6.	SHARE-BASED COMPENSATION

Share option plan

The Company sponsors a Share Option Plan (“Option Plan”) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008, options were granted with a per share exercise price, in Canadian dollars, equal to the closing market price of the Company’s shares of common stock on the Toronto Stock Exchange on the date immediately preceding the date of the grant. After April 1, 2008, options were granted with a per share exercise price, in U.S. dollars, equal to the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the date of grant. Canadian dollar amounts reflected in the tables below, which approximates their U.S. dollar equivalents as differences between the U.S. dollar and Canadian dollar exchange rates for the periods reflected below are not material. Prior to January 2010, options granted under the Option Plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. After January 2010, options granted under the Option Plan begin to vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. The current maximum number of shares of common stock reserved for issuance under the Option Plan is 7,067,314. As of December 31, 2013, 1,288,669 shares of common stock remain available for future grant under the Option Plan.

A summary of option activity under the Option Plan as of December 31, 2013, and changes during such year is presented below. As described above, prior to April 1, 2008, exercise prices were denominated in Canadian dollars and in U.S. dollars thereafter. The weighted average exercise prices listed below are in their respective dollar denominations.

Options	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
In Canadian dollars ($CDN):
Outstanding at January 1, 2013	729,817	$7.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(42,284)	12.12

Outstanding at December 31, 2013	687,533	$7.53	0.85	$—

Vested or expected to vest at December 31, 2013	687,533	$7.53	0.85	$—

Vested and exercisable at December 31, 2013	687,533	$7.53	0.85	$—

In US dollars ($US):
Outstanding at January 1, 2013	2,204,636	$4.58
Granted	1,532,000	1.74
Exercised	—	—
Forfeited	(9,136)	4.61

Outstanding at December 31, 2013	3,727,500	$3.41	6.27	$138,900

Vested or expected to vest at December 31, 2013	3,637,436	$3.43	6.24	$137,590

Vested and exercisable at December 31, 2013	1,490,854	$4.29	4.54	$107,910

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2013. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $4.73 million, $2.93 million and $1.57 million, respectively. There were no stock options exercised for the year ended December 31, 2013. There were 2,655 and 12,708 stock options exercised for the year ended December 31, 2012 and 2011, respectively. Cash received from stock option exercises and the total intrinsic value of stock option exercises for the year ended December 31, 2013 were zero and for the years ended December 31, 2012 and 2011 were immaterial. As of December 31, 2013, there were 163,500 exercisable, in-the-money stock options based on the Company’s closing share price of $1.76 on The NASDAQ Global Market.

Share-based compensation expense related to the stock option plan of $1.7 million, $1.4 million and $1.1 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Total compensation cost related to non-vested stock options not yet recognized was $3.4 million as of December 31, 2013, which is expected to be recognized over the next 36 months on a weighted-average basis.

The Company uses the Black-Scholes option pricing model to value options upon grant date, under the following weighted average assumptions:

	2013	2012	2011
Weighted average grant-date fair value per stock option $US	$1.26	$3.41	$4.76
Expected dividend rate	—	—	—
Expected volatility	86.53%	84.68%	82.63%
Risk-free interest rate	1.90%	0.89%	1.29%
Expected life of options in years	6.0	6.0	6.0

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

Restricted share unit plan

The Company also sponsors a RSU Plan for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each grant will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one common share of common stock at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of December 31, 2013, 85,077 shares of common stock remain available for future grant under the RSU Plan. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common share closing trading price on the date of grant as quoted on the NASDAQ Global Market.

Upon vesting, RSUs of 46,906, 43,397 and 121,393 with a weighted average fair value of $1.84, $3.55 and $7.47 were converted into 46,906, 43,397 and 121,393 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively. Pursuant to an October 2011 amendment to the Company’s RSU Plan, the Company withheld 11,730 shares of the 46,906 RSUs for the year ended December 31, 2013, 10,846 shares of the 43,397 RSUs for the year ended December 31, 2012 and 28,271 shares of the 121,393 RSUs for the year ended December 31, 2011. The Company delivered to non-employee directors cash totaling $21,636, $38,544 and $189,354, which was equal to the fair value of the shares withheld on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the RSU activity under the Company’s RSU Plan as of December 31, 2013, and changes during such year is presented below:

Restricted Share Units	Restricted Share Units	Weighted Average Fair Value per Unit
Outstanding at January 1, 2013	140,968	$1.92
Granted	97,551	1.85
Converted	(46,906)	1.84

Outstanding at December 31, 2013	191,613	$1.76

Expected to vest at December 31, 2013	191,613	$1.76

As of December 31, 2013, there was no unrecognized compensation cost related to unvested RSUs. The remeasurement of the outstanding RSUs resulted in an additional $0.2 million and a reduction of $0.5 million and $1.1 million in share-based compensation expense recorded in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

The Company adopted an ESPP on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock.

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

For the year ended December 31, 2013, 2012 and 2011, expense related to this plan was $149,674, $184,960 and $153,000, respectively. Under the ESPP, the Company issued 38,934 and 35,895 shares to employees at a purchase price of $1.46 and $1.57 per share respectively for the year ended December 31, 2013. The Company issued 49,086 and 6,338 shares to employees at a purchase price of $3.33 and $2.82 per share respectively for the year ended December 31, 2012. The Company issued 70,934 and 1,035 shares to employees at a purchase price of $2.82 and $6.27 per share respectively for the year ended December 31, 2011. As of December 31, 2013, there are 677,344 shares reserved for future purchases and there was $96,864 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.5 year.

7.	COLLABORATIVE AND LICENSE AGREEMENTS

Merck KGaA

On May 3, 2001, the Company entered into a collaborative arrangement with Merck KGaA to pursue joint global product research, clinical development, and commercialization for two of the Company’s product candidates, including tecemotide. The 2001 agreements were modified in 2006 and 2007, and ultimately replaced on December 18, 2008 by a license agreement and an asset purchase agreement (the “2008 Agreements”). The 2008 Agreements govern our ongoing relationship with Merck KGaA.

Pursuant to the 2008 license agreement (1) we licensed to Merck KGaA the exclusive right to develop, commercialize and manufacture tecemotide and the right to sublicense to other persons all rights licensed to Merck KGaA by us, (2) we transferred certain manufacturing know-how, (3) we agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (4) if we intend to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights.

The only deliverable under the 2008 license agreement was the license grant. Upon the execution of the agreements with Merck KGaA in December 2008, all future Company performance obligations related to the collaboration for the clinical development and development of the manufacturing process of tecemotide were removed and continuing involvement by the Company in the development and manufacturing of tecemotide ceased (although the Company continues to be entitled to certain information rights with respect to clinical testing, development and manufacture of tecemotide).

In return for the license of manufacturing rights and transfer of manufacturing know-how under the 2008 license agreement, the Company received an up-front cash payment of approximately $10.5 million. In addition, under the 2008 license, the Company may receive potential payments of up to $90 million upon the occurrence of certain specified events, for biologics license application, submission for first and second cancer indications, for regulatory approval for first and second cancer indications, and for sales milestones. The payments entail no performance obligation on the part of the Company and are tied solely to regulatory and specific achievements of sales levels. Accordingly, these payments will not be accounted for under the milestone method of revenue recognition, but rather will be recognized as revenue upon the occurrence of the events specified in the 2008 license agreement, assuming the payments are deemed collectible at that time. The Company is also entitled to receive royalties based on net sales of tecemotide ranging from a percentage in mid-teens to high single digits, depending on the territory in which the net sales occur.

In connection with the entry into the 2008 license agreement, the Company also entered into an asset purchase agreement pursuant to which the Company sold to Merck KGaA certain assets related to the manufacture of, and inventory of, tecemotide, placebo and raw materials, and Merck KGaA agreed to assume certain liabilities related to the manufacturing of tecemotide and the Company’s obligations related to the lease of the Company’s Edmonton, Alberta, Canada facility.

Array BioPharma Agreements

On May 30, 2013, the Company entered into a collaborative agreement with Array BioPharma Inc. (“Array”). Under the agreement, Array and the Company will collaborate to develop and commercialize, an orally active, reversible and selective small-molecule HER2 inhibitor which the Company refers to as ONT-380. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity.

The Company paid Array an upfront fee of $10 million, which was recorded as part of research and development expense upon initiation of the collaboration. Under the agreement, the Company will fund and conduct the clinical development of ONT-380 through a defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

The Company and Array intend to jointly conduct Phase 3 development supported by the proof-of-concept studies, with each party retaining the right to opt out of further development and commercialization in exchange for a significant royalty. Array is responsible for worldwide commercialization of the product. The Company has a co-promotion right in the United States, and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the United States, the Company will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

8.	NET INVESTMENT AND OTHER INCOME (EXPENSE) AND INTEREST EXPENSE

Net investment and other income (expense) include the following components for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Investment income, net	$95	$128	$115
Loss on extinguishment of debt	—	(279)	—
Net foreign exchange gain (loss)	(3)	1	(9)
Gain (loss) on sale of equipment	45	24	—
Loss on sale of investment	—	(1)	—
Other income	—	—	199

Total investment and other income (expense), net	$137	$(127)	$305

During 2011 and part of 2012, we had a $5 million term loan outstanding which carried a fixed rate of 10.64% per annum and was payable over a 42-month period.

On June 29, 2012, the Company paid approximately $4.1 million to extinguish the outstanding balance of its term loan prior to its scheduled maturity. During the year ended December 31, 2012, the Company incurred a $0.3 million loss on early extinguishment of debt, which consisted of a prepayment penalty of 3% on the outstanding principal, the write-off of unamortized deferred financing costs and unamortized debt discount and legal expenses related to extinguishment of debt.

Interest expense for the years ended December 31, 2013, 2012 and 2011, all of which related to the Term Loan, was zero $308,745 and $631,132, respectively. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $77,504 and $149,287 for the years ended December 31, 2012 and 2011, respectively.

9.	INCOME TAX

There is no income tax provision or benefits for the years ended December 31, 2013, 2012 and 2011.

The provision for income taxes is different from the expected statutory federal income tax rate as follows:

	2013	2012	2011
Tax benefit at statutory rate	35.0%	35.0%	35.0%
Change in fair value of warrant liability	2.0	259.6	(14.6)
Deferred tax adjustment	0.0	0.0	1.0
Other	0.0	(1.9)	(1.6)
Change in valuation allowance	(37.0)	(292.7)	(16.4)
Expiration of loss carryforwards and credits	(0.0)	(0.0)	(3.4)

Income tax benefit	0.0%	0.0%	0.0%

The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Consolidated Balance Sheets and consist of the following as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Deferred tax assets
Current
Accrued expenses and other	$569	$450
Valuation allowance	(567)	(447)

Net current deferred tax assets	2	3

Non-current deferred tax assets
Tax benefits from losses carried forward and tax credits	156,938	149,860
Stock based compensation	2,506	2,027
Intangible assets	1,030	1,152
Other	114	102

	160,588	153,141
Valuation allowance	(160,354)	(152,834)

Net non-current deferred tax assets	234	307

Deferred tax liabilities
Current
Prepaid expenses	236	310

Total current deferred tax liabilities	236	310

Net deferred tax asset(liability)	$—	$—

Based on the available evidence, the Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of these deferred tax assets will not be realized. The valuation allowance increased by $7.6 million and $10.9 million during the years ended December 31, 2013 and 2012, respectively.

The Company has recorded the following uncertain tax positions as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Balance at January 1	$662	$729	$—
Increase related to prior year tax positions		12	729
Lapses of statute of limitations		(79)	—

Balance at December 31	$662	$662	$729

None of the unrecognized tax benefits that, if recognized, would affect the effective tax rate due to valuation allowance. We are currently not under audit by the federal, state and foreign tax authorities. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefit will materially increase or decrease within the next 12 months.

United States

The Company has accumulated net operating losses of $168.4 million and $129.0 million for United States federal tax purposes at December 31, 2013 and 2012, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2018 through 2032. The Company has federal research and development tax credit carry forwards of $661.5 million that will expire in fiscal years 2018 through 2023, if not utilized.

Canada

The Company has unclaimed Canada federal investment tax credits of $19.1 million and $20.5 million at December 31, 2013 and 2012, respectively that expire in fiscal years 2018 through 2029. The Company has scientific research & experimental development expenditures of $128.3 million and $137.5 million for Canada federal purposes and $56.2 million and $59.9 million for provincial purposes at December 31, 2013 and 2012 respectively. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has Canada federal capital losses of $174.3 million and $185.9 million and provincial capital losses of $174.4 million and $186.0 million at December 31, 2013 and 2012 respectively that can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $5.7 million and $5.4 million at December 31, 2013 and 2012 for Canada federal tax purposes and $3.6 million and $4.2 million at December 31, 2013 and 2012 for provincial purposes which expire between 2027 and 2030. The Company is subject to examination by the Canada Revenue Agency for years after 2007. However carryforward attributes that were generated prior to 2007 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

Other

The Company files federal and foreign income tax returns in the United States and abroad. For U.S. federal income tax purposes, the statute of limitations is open for 1998 and onward for the United States and Canada due to net operating loss carried forwards.

10.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Royalties

In connection with the issuance of the Class UA preferred stock (See “Note 5 — Share Capital”), the Company has agreed to pay a royalty in the amount of 3% of the net proceeds of sale of any products sold by the Company employing technology acquired in exchange for the shares. None of the Company’s products currently under development employ the technology acquired.

Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology and royalties on net sales.

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by U.S. tax authorities. The Company’s matching contributions to the plan totaled $0.2 million, $0.2 million and $0.1 million for the year ended December 31, 2013, 2012 and 2011, respectively. There were no changes to the plan during the year ended December 31, 2013.

Lease obligations — operating leases

The Company is committed to annual minimum payments under operating lease agreements for its office and laboratory space and equipment) as follows (in thousands):

Year Ending December 31,
2014	$599
2015	608
2016	617
2017	622
2018	604
Thereafter	—

$3,050

Rental expense for operating leases in the amount of $0.5 million has been recorded in the consolidated statements of operations for each of the years ended December 31, 2013, 2012 and 2011, respectively. In May 2008, the Company entered into a lease agreement to lease office and laboratory space for its headquarters in Seattle, Washington totaling approximately 17,000 square feet. The lease, which expires in December 2018, provides for a monthly base rent of $47,715 increasing to $52,259 in 2018. The Company has also entered into operating lease obligations through June 2017 for certain office equipment, which are included in the table above.

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

11.	SUBSEQUENT EVENTS

None.

12.	CONDENSED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2013 and 2012. The unaudited information should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Operating expenses(1)	$7,991	$18,047	$7,602	$7,583
Net loss(1)(2)	(8,288)	(16,398)	(7,710)	(6,363)
Net loss per share — basic	(0.14)	(0.28)	(0.12)	(0.09)
Net loss per share — diluted	(0.14)	(0.28)	(0.12)	(0.09)
2012
Operating expenses	$5,741	8,103	$7,685	$6,970
Net income (loss)(3)	9,691	(8,735)	(8,625)	4,254
Net income (loss) per share — basic	0.22	(0.15)	(0.15)	0.07
Net income (loss) per share — diluted	(0.13)	(0.15)	(0.15)	(0.12)

(1)	Operating expenses and net loss for the three months ended June 30, 2013 includes an upfront fee of $10.0 million paid to Array upon initiation of a collaboration agreement that the Company entered into in May 2013 (see Note 7).
(2)	Net loss for the three months ended March 31, June 30, September 30 and December 31, 2013 includes change in fair value of warrants income (expense) of approximately $(0.3) million, $1.6 million, $(0.2) million and $1.2 million respectively (see Note 3).
(3)	Net income (loss) for the three months ended March 31, June 30, September 30 and December 31, 2012 includes change in fair value of warrants income (expense) of approximately $15.6 million, $(0.3) million, $(1.0) million and $11.2 million respectively (see Note 3).