Form 10-Q
period 2014-03-31
Oncothyreon Inc.
filed 2014-05-01
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 70,748,677.

-i-

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

-ii-

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$6,300	$9,279
Short-term investments	52,291	50,748
Accounts and other receivables	419	197
Prepaid and other current assets	563	720

Total current assets	59,573	60,944
Long-term investments	5,757	12,535
Property and equipment, net	1,657	1,695
Goodwill	2,117	2,117
Other assets	587	455

Total assets	$69,691	$77,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$553	$533
Accrued and other liabilities	1,695	2,622
Accrued compensation and related liabilities	562	1,311
Current portion of restricted share unit liability	98	194
Current portion of warrant liability	377	—

Total current liabilities	3,285	4,660
Deferred rent	414	439
Restricted share unit liability	244	143
Warrant liability	3,024	924
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	6,997	6,196

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,748,677 and 70,673,143 shares issued and outstanding	353,854	353,854
Additional paid-in capital	155,580	154,832
Accumulated deficit	(441,701)	(432,085)
Accumulated other comprehensive loss	(5,039)	(5,051)

Total stockholders’ equity	62,694	71,550

Total liabilities and stockholders’ equity	$69,691	$77,746

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
	(Unaudited)

Operating expenses
Research and development	$4,813	$5,799
General and administrative	2,347	2,192

Total operating expenses	7,160	7,991

Loss from operations	(7,160)	(7,991)

Other income (expenses)
Investment and other income (expenses), net	21	28
Change in fair value of warrant liability	(2,477)	(325)

Total other income (expenses), net	(2,456)	(297)

Net loss	$(9,616)	$(8,288)

Net loss per share—basic and diluted (Note 6)	$(0.14)	$(0.14)

Shares used to compute basic and diluted net loss per share	70,688,243	57,216,237

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Net loss	$(9,616)	$(8,288)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	12	(3)

Other comprehensive income (loss)	12	(3)

Comprehensive loss	$(9,604)	$(8,291)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,616)	$(8,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	117
Amortization of premiums and accretion of discounts on securities	169	189
Share-based compensation expense	769	487
Change in fair value of warrant liability	2,477	325
Cash settled on conversion of restricted share units	(71)	—
Net change in assets and liabilities:
Accounts and other receivable	(222)	(1)
Prepaid expenses and other current assets	157	149
Other long term assets	(132)	—
Accounts payable	20	(41)
Accrued and other liabilities	(927)	834
Accrued compensation and related liabilities	(749)	(499)
Deferred rent	(25)	(23)

Net cash used in operating activities	(8,028)	(6,751)

Cash flows from investing activities
Purchases of investments	(7,002)	(17,633)
Redemption of investments	12,080	14,767
Purchases of property and equipment, net	(84)	—

Net cash provided by (used in) investing activities	4,994	(2,866)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	55	—

Net cash provided by financing activities	55	—

Decrease in cash and cash equivalents	(2,979)	(9,617)
Cash and cash equivalents, beginning of period	9,279	22,266

Cash and cash equivalents, end of period	$6,300	$12,649

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2014 and March 31, 2013

(Unaudited)

1.    DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the Company) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to develop and commercialize novel synthetic vaccines and targeted small molecules that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities Exchange Commission (the SEC) on March 13, 2014.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2014 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

Reclassifications

The Company presents the amortization of premiums and accretion of discounts on securities in operating activities. The prior years’ amortization of premiums and accretion of discounts were previously reported as investing activities and have been reclassified for consistency with current period presentation. These reclassifications had no effect on reported operating expenses, loss from operations, or net loss.

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

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2014. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income	12	—	12

Balance at March 31, 2014	$27	$(5,066)	$(5,039)

	Three months ended March 31, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2012	$30	$(5,066)	$(5,036)
Current period other comprehensive loss	(3)	—	(3)

Balance at March 31, 2013	$27	$(5,066)	$(5,039)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

4.    FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Money market funds	$2,750	$—	$—	$2,750	$6,058	$—	$—	$6,058
Debt securities of U.S. government agencies	—	45,248	—	45,248	—	49,890	—	49,890
Corporate bonds	—	12,800	—	12,800	—	13,393	—	13,393

	$2,750	$58,048	$—	$60,798	$6,058	$63,283	$—	$69,341

Financial liabilities:
Restricted share units	$342	$—	$—	$342	$337	$—	$—	$337
Warrants	$—	$—	$3,401	$3,401	$—	$—	$924	$924

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three month period ended March 31, 2014. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5.    FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of March 31, 2014 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2014
Cash	$3,550	$—	$—	$3,550
Money market funds	2,750	—	—	2,750
Debt securities of U.S. government agencies	45,227	22	(1)	45,248
Corporate bonds	12,794	7	(1)	12,800

Total	$64,321	$29	$(2)	$64,348

As of December 31, 2013
Cash	$3,221	$—	$—	$3,221
Money market funds	6,058	—	—	6,058
Debt securities of U.S. government agencies	49,878	18	(6)	49,890
Corporate bonds	13,390	4	(1)	13,393

Total	$72,547	$22	$(7)	$72,562

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of March 31, 2014		As of December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$55,019	$55,041	$56,789	$56,806
Greater than one year but less than five years	5,752	5,757	12,537	12,535

Total	$60,771	$60,798	$69,326	$69,341

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(9,616)	$(8,288)
Adjustments for change in fair value of warrant liability	—	—

Diluted	$(9,616)	$(8,288)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	70,688,243	57,216,237
Dilutive effect of warrants	—	—

Diluted	70,688,243	57,216,237

Net loss per share—basic and diluted	$(0.14)	$(0.14)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three months ended March 31,
	2014	2013
Director and employee stock options	4,430,033	2,931,185
Warrants	10,922,090	5,922,089
Non-employee director restricted share units	114,205	140,968
Employee stock purchase plan	19,484	21,424

7.    EQUITY- BASED TRANSACTIONS

On February 3, 2012, the Company entered into a Sales Agreement with Cowen and Company, LLC (the Sales Agreement) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC (Cowen) will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. As of March 31, 2014, shares of the Company’s common stock having an aggregate value of approximately $33.4 million remained available for sale under the “at the market” equity offering program.

8.    WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of March 31, 2014, warrants to purchase a total of 10,922,090 shares of the Company’s common stock were outstanding. No warrants expired or were exercised during the three months ended March 31, 2014 and March 31, 2013.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of March 31, 2014, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with equity financings in May 2009 and September 2010. The warrants issued in May 2009 and September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. As of March 31, 2014, warrants to purchase 2,691,242 and 3,182,147 shares of the Company’s common stock, from the May 2009 and September 2010 financings respectively, totaling 5,873,389 shares, were outstanding and classified as a liability. The warrants issued in May 2009 and September 2010 expire on May 26, 2014 and October 12, 2015, respectively.

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

	As of March 31, 2014
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$2.99	$2.99
Expected dividend rate	0.0%	0.0%
Expected volatility	79.4%	88.6%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.15	1.53

	As of December 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.76	$1.76
Expected dividend rate	0.0%	0.0%
Expected volatility	45.3%	77.4%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.40	1.78

The fair value of the warrant liability and the changes in its fair value during the three months ended March 31, 2014 and March 31, 2013 were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$924	$3,251
Change in fair value of warrant liability included in:
Other expense	2,477	325

Balance at the end of period	$3,401	$3,576

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.5 million.

9.    SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of March 31, 2014, the number of shares of common stock reserved for issuance under the Share Option Plan was 7,074,867. As of March 31, 2014, 1,273,669 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended March 31, 2014 and March 31, 2013, the Company granted 52,500 and zero stock options, respectively, and recorded stock compensation expense of $0.4 million in each of the three months ended March 31, 2014 and 2013. No stock options were exercised during the three months ended March 31, 2014 and March 31, 2013.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2014	2013
Weighted average grant-date fair value for stock options granted	$1.06	$—
Expected dividend rate	0.00%	—
Expected volatility	54.98%	—
Risk-free interest rate	0.21%	—
Expected life (in years)	1.07	—

The expected life represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method, which calculates the expected life as the average of the vesting term and the contractual term of the option. The Company’s historical stock option exercise data was impacted by a restructuring of its business in 2008. Because the Company does not have sufficient historical stock option exercise data to accurately estimate the expected term used for its valuation of stock options, the Company continues to use the simplified method to calculate the expected term of new stock option grants to employees. As the Company accumulates more data and history related to the exercises of stock option awards, the Company will reassess its use of the simplified method to determine the expected term. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an equivalent expected term of the option. The Company does not expect to pay dividends on its common stock. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2014 and March 31, 2013, expense related to this plan was $32,196 and $30,935, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three months periods ended March 31, 2014 and March 31, 2013. There are 677,344 shares reserved for future issuances under the ESPP as of March 31, 2014.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 466,666. As of March 31, 2014, 104,429 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any RSUs during the three months ended March 31, 2014 and March 31, 2013. During the three months ended March 31, 2014 and March 31, 2013, 77,408 and no shares were issued upon conversion of RSUs, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of such shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs and the conversion of the RSUs resulted in an additional $287,000 and $19,000 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014 and March 31, 2013, respectively.

10.    CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

11.    COLLABORATIVE AND LICENSE AGREEMENTS

Merck KGaA

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide (formerly known as L-BLP25 or Stimuvax). The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of tecemotide. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on net sales of tecemotide ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement during the three months ended March 31, 2014 and March 31, 2013.

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

The Company and Array intend to jointly conduct Phase 3 development supported by the proof-of-concept studies, with each party retaining the right to opt out of further development and commercialization in exchange for a significant royalty. Array is responsible for worldwide commercialization of the product. The Company has a co-promotion right in the United States and the two companies will share the cost of U.S. commercialization, including any profit, equally. Outside of the United States, the Company will receive a double-digit royalty on net sales intended to approximate a fifty percent profit share, and the two companies will share equally the proceeds from any sublicense of marketing rights.

12.    INCOME TAX

Due to projected and actual losses for the years ended December 31, 2014 and 2013, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three months ended March 31, 2014 and March 31, 2013. The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets.

13.    SUBSEQUENT EVENTS

None.

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

Our most advanced cancer vaccine product candidate, tecemotide (formerly known as L-BLP25 or Stimuvax), is being evaluated for the treatment of non-small cell lung cancer (NSCLC). We have granted an exclusive, worldwide license to Merck KGaA of Darmstadt, Germany (Merck KGaA), for the development, manufacture and commercialization of tecemotide. Merck Serono, the biopharmaceutical division of Merck KGaA, recently initiated the START2 study, a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in patients suffering from unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy (CRT). Concurrent CRT – a combination of chemotherapy and radiotherapy given at the same time – is the current standard of care for the majority of these patients. START2 is based on the outcome of the prior Phase 3 START trial. While the START trial did not meet the primary endpoint of improving overall survival in the overall patient population, data from an exploratory analysis of a predefined subgroup of patients, who received tecemotide after concurrent CRT, showed that these patients achieved a median overall survival of 30.8 months versus 20.6 months in patients treated with placebo (n=806; HR: 0.78; 95% CI 0.64-0.95; p=0.016). Merck KGaA is also conducting additional studies of tecemotide, including the Phase 3 INSPIRE trial in patients with NSCLC in the Asia Pacific region.

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

We have incurred substantial losses since our inception. As of March 31, 2014, our accumulated deficit totaled $441.7 million. We incurred a net loss of $9.6 million for the three months ended March 31, 2014 compared to a net loss of $8.3 million for the same period in 2013. The increase in net loss for the three months ended March 31, 2014 was primarily due to higher non-cash expense from the change in fair value of warrant liability, which was $2.5 million for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013. The change in the fair value of the warrant liability is attributable to changes in our stock price as well as volatility and expected life of our warrants that were classified as liabilities. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses primarily include external research and development expenses incurred pursuant to collaboration agreements; agreements with third-party manufacturing and contract research organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee related expenses, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. We recognize research and development expenses, including those paid to third parties, as they have been incurred.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2014 and March 31, 2013

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
Operating expenses	$(7.2)	$(8.0)
Change in fair value of warrant liability—income (loss)	(2.4)	(0.3)

Net loss	$(9.6)	$(8.3)

Net loss per share—basic and diluted	$(0.14)	$(0.14)

Operating expenses were lower for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lower research and development expenses, which were partially offset by slight increases in general and administrative expenses. Based on our development plans for our small molecule and vaccine candidates, we expect to continue to incur operating losses for the foreseeable future.

We incurred a net loss of $9.6 million for the three months ended March 31, 2014 compared to a net loss of $8.3 million for the three months ended March 31, 2013. The increase in our net loss was primarily due to $2.5 million in non-cash expense from the change in the fair value of our warrant liability during the three months ended March 31, 2014 compared to $0.3 million in non-cash expense during the three months ended March 31, 2013. The increase in loss from the change in fair value of warrant liability was partially offset by lower operating expenses.

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

Research and Development Expense

	Three Months Ended March 31,
	2014	2013
	(In millions)
Research and development	$4.8	$5.8

Research and development expenses decreased by $1.0 million, or 17.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, principally due to decreases in clinical trial expenses of $1.0 million and lower manufacturing development and preclinical expense of $0.9 million due to less activity related to the development of PX-866 and ONT-10. The decreases were offset by a $0.7 million increase in manufacturing development related to ONT-380 and increased salaries and benefits of $0.2 million attributable to increased headcount.

General and Administrative Expense

	Three Months Ended March 31,
	2014	2013
	(In millions)
General and administrative	$2.3	$2.2

The $0.1 million, or 4.5%, increase in general and administrative expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was principally due to a $0.3 million increase in director compensation primarily related to the conversion of RSUs during the three months ended March 31, 2014 and a change in the fair value of the outstanding liability-classified RSUs, which was attributable to the change in the price of our common stock. The increase was partially offset by a $0.2 million decrease in professional fees primarily related to legal, patent and regulatory compliance activities. See “Note 9 – Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs and conversion of RSUs during three months ended March 31, 2014.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,
	2014	2013
	(In millions)
Change in fair value of warrant liability — expense	$(2.5)	$(0.3)

The $2.5 million non-cash expense for the three months ended March 31, 2014 was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the May 2009 and September 2010 financings. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $6.3 million, short-term investments of $52.3 million and long-term investments of $5.7 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $6.3 million as of March 31, 2014 compared to $9.3 million as of December 31, 2013, a decrease of $3.0 million, or 32.3%. The decrease was primarily attributable to cash used to fund our operations of $8.0 million and equipment purchases of $0.1 million. Such decrease was partially offset by net investment redemption of $5.1 million.

Our working capital (defined as current assets less current liabilities) was $56.3 million as of March 31, 2014 and December 31, 2013, respectively.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $8.0 million for the three months ended March 31, 2014, compared to $6.8 million for the three months ended March 31, 2013. The change in the cash used by operating activities was primarily related to the change in operating expenses adjusted for non-cash items such as share-based compensation expense and the net change in current liabilities and assets.

Cash Flows from Investing Activities

Cash provided by investing activities was $5.0 million for the three months ended March 31, 2014, compared to cash used in investing activities of $2.9 million for the three months ended March 31, 2013. This change was attributable primarily to redemption of investments, net of purchases, of $5.1 million for the three months ended March 31, 2014 as compared to purchases, net of redemptions, of investments of $2.9 million for the three months ended March 31, 2013. In addition, purchases of property and equipment increased by $0.1 million during the three months ended March 31, 2014 compared to the same period in 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million during the three months ended March 31, 2014. There was no cash provided or used by financing activities for the three months ended March 31, 2013.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,900	$602	$1,229	$1,069	$—

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2014, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statement when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. We adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of our unrecognized tax benefits or on our consolidated financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $64.3 million and $72.6 million as of March 31, 2014 and December 31, 2013, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2014 and sustained throughout the period ended March 31, 2014, would result in a decline in investment income of approximately $17,000 for that same period.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our most advanced cancer vaccine product candidate, tecemotide, is being evaluated for the treatment of NSCLC. Under our license agreement with Merck KGaA for tecemotide, Merck KGaA is entirely responsible for the development, manufacture and worldwide commercialization of tecemotide. In December 2012, Merck KGaA announced that the Phase 3 START trial of tecemotide did not meet its primary endpoint of an improvement in overall survival in patients with unresectable, locally advanced Stage IIIA or Stage IIIB NSCLC. Merck KGaA announced, however, that notable treatment effects were seen for tecemotide in certain subgroups and in May 2013, Merck KGaA announced that in a predefined subgroup of patients receiving initial concurrent chemoradiotherapy, a combination of chemotherapy and radiotherapy given at the same time, a median overall survival of 30.8 months versus 20.6 months was observed based on a post hoc analysis in patients treated with tecemotide versus placebo respectively. Merck Serono, the biopharmaceutical division of Merck KGaA, is conducting a new Phase 3 trial called START2 based on the outcome of the prior START trial. START2 is a Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial designed to assess the efficacy, safety and tolerability of tecemotide in 1,000 patients with unresectable, locally advanced (Stage IIIA or IIIB) NSCLC who have had a response or stable disease after at least two cycles of platinum-based concurrent chemoradiotherapy. In addition, the ongoing clinical program of tecemocide that includes studies in the Asia Pacific region is continuing. Before being able to submit a biologic license application or its foreign equivalent for approval, we expect that Merck KGaA must successfully complete START2 and/or other clinical trials in NSCLC. This process could take many years and require the expenditure of substantial resources, and may ultimately be unsuccessful.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities in 1985. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2014, our accumulated deficit was approximately $441.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Merck KGaA currently depends on a single manufacturer, Baxter International Inc. (Baxter), for the supply of our most advanced product candidate, tecemotide, and on Corixa Corp. (now a part of GlaxoSmithKline plc, or GSK) for the manufacture of the adjuvant in tecemotide. If tecemotide is not approved by 2025, Corixa/GSK may terminate its obligation to supply the adjuvant. In this case, we would retain the necessary licenses from Corixa/GSK required to have the adjuvant manufactured, but the transfer of the process to a third party would delay the development and commercialization of tecemotide, which could materially harm our business. Additionally, under our collaboration agreement with Array for the development of ONT-380, Array is responsible for the manufacture of ONT-380, which they outsource to third parties. If Array’s third-party manufacturers cease or interrupt production or if Array’s third-party manufacturers and other service providers fail to supply materials, products or services to them for any reason, such interruption could delay progress on our programs, with the potential for additional costs.

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

As of March 31, 2014, we owned approximately 13 U.S. patents and 12 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 17 U.S. patents and patent applications as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

Tecemotide. There are currently two products approved as maintenance therapy following treatment of inoperable locoregional Stage III NSCLC with induction chemotherapy, Tarceva (erlotinib), a targeted small molecule from Genentech, Inc., a member of the Roche Group, and Alimta (pemetrexed), a chemotherapeutic from Eli Lilly and Company. Tecemotide has not been tested in combination with or in comparison to these products. It is possible that other existing or new agents will be approved for this indication. Transgene is developing the vaccine TG-4010 for NSCLC in Phase 2/3. TG-4010 also targets MUC1, although using technology different from tecemotide.

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

In February 2012 we entered into an agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. When we access the “at the market” equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. In July 2013, we commenced selling our common stock through this “at the market” equity offering program. As of March 31, 2014, we had sold an aggregate of 8,364,379 shares for aggregate gross proceeds of approximately $16.6 million. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September

2010 of warrants to purchase shares of our common stock in connection with equity financings. As of March 31, 2014, there were outstanding warrants from the May 2009 and September 2010 financings exercisable for up to 2,691,242 shares of our common stock and 3,182,147 shares of our common stock, respectively. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen. As of March 31, 2014, we had sold an aggregate of 8,364,379 shares for net proceeds of approximately $16.1 million. We will have broad discretion over the use of proceeds from the sale of those shares and the sale of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

ONCOTHYREON INC.

Date: May 1, 2014	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D. President, CEO and Director (Principal Executive Officer)

Date: May 1, 2014	/s/ Julia M. Eastland
Julia M. Eastland Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.