Form 10-Q
period 2014-06-30
Oncothyreon Inc.
filed 2014-08-11
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 70,810,631.

-i-

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2014

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$10,405	$9,279
Short-term investments	42,786	50,748
Accounts and other receivables	234	197
Prepaid and other current assets	364	720

Total current assets	53,789	60,944
Long-term investments	5,288	12,535
Property and equipment, net	1,782	1,695
Goodwill	2,117	2,117
Other assets	598	455

Total assets	$63,574	$77,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$795	$533
Accrued and other liabilities	2,064	2,622
Accrued compensation and related liabilities	860	1,311
Current portion of restricted share unit liability	208	194

Total current liabilities	3,927	4,660
Deferred rent	388	439
Restricted share unit liability	321	143
Warrant liability	1,656	924
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

	6,322	6,196

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 70,810,631 shares and 70,673,143 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	353,854	353,854
Additional paid-in capital	156,180	154,832
Accumulated deficit	(447,733)	(432,085)
Accumulated other comprehensive loss	(5,049)	(5,051)

Total stockholders’ equity	57,252	71,550

Total liabilities and stockholders’ equity	$63,574	$77,746

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Operating expenses
Research and development	$5,400	$16,058	$10,213	$21,857
General and administrative	2,397	1,989	4,744	4,181

Total operating expenses	7,797	18,047	14,957	26,038

Loss from operations	(7,797)	(18,047)	(14,957)	(26,038)

Other income (expenses)
Investment and other income (expenses), net	20	24	41	52
Change in fair value of warrant liability	1,745	1,625	(732)	1,300

Total other income (expenses), net	1,765	1,649	(691)	1,352

Net loss	$(6,032)	$(16,398)	$(15,648)	$(24,686)

Net loss per share—basic and diluted (Note 6)	$(0.09)	$(0.28)	$(0.22)	$(0.43)

Shares used to compute basic and diluted net loss per share	70,762,031	58,710,574	70,725,341	57,967,534

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)

Net loss	$(6,032)	$(16,398)	$(15,648)	$(24,686)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(10)	(18)	2	(21)

Other comprehensive income (loss)	(10)	(18)	2	(21)

Comprehensive loss	$(6,042)	$(16,416)	$(15,646)	$(24,707)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(15,648)	$(24,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	240
Amortization of premiums and accretion of discounts on securities	321	317
Share-based compensation expense	1,525	1,021
Change in fair value of warrant liability	732	(1,300)
Cash settled on conversion of restricted share units	(96)	(11)
Other	(3)	—
Net change in assets and liabilities:
Accounts and other receivable	(37)	(14)
Prepaid expenses and other current assets	356	313
Other long term assets	(143)	—
Accounts payable	95	(436)
Accrued and other liabilities	(558)	1,243
Accrued compensation and related liabilities	(451)	(238)
Deferred rent	(51)	(47)

Net cash used in operating activities	(13,715)	(23,598)

Cash flows from investing activities
Purchases of investments	(12,295)	(37,192)
Redemption of investments	27,185	36,267
Purchases of property and equipment, net	(159)	(168)

Net cash provided by (used in) investing activities	14,731	(1,093)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	109	9,917
Proceeds from stock options exercised	1	—

Net cash provided by financing activities	110	9,917

Increase (decrease) in cash and cash equivalents	1,126	(14,774)
Cash and cash equivalents, beginning of period	9,279	22,266

Cash and cash equivalents, end of period	$10,405	$7,492

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2014 and June 30, 2013

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2014 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008. Should the Company liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, as a charge to earnings in the Company’s condensed consolidated statements of operations and comprehensive loss.

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2014. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2014	$27	$(5,066)	$(5,039)
Current period other comprehensive loss	(10)	—	(10)

Balance at June 30, 2014	$17	$(5,066)	$(5,049)

	Six months ended June 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income	2	—	2

Balance at June 30, 2014	$17	$(5,066)	$(5,049)

	Three months ended June 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2013	$27	$(5,066)	$(5,039)
Current period other comprehensive loss	(18)	—	(18)

Balance at June 30, 2013	$9	$(5,066)	$(5,057)

	Six months ended June 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$30	$(5,066)	$(5,036)
Current period other comprehensive loss	(21)	—	(21)

Balance at June 30, 2013	$9	$(5,066)	$(5,057)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

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

4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$5,892	$—	$—	$5,892	$6,058	$—	$—	$6,058
Debt securities of U.S. government agencies	—	38,211	—	38,211	—	49,890	—	49,890
Corporate bonds	—	9,863	—	9,863	—	13,393	—	13,393

	$5,892	$48,074	$—	$53,966	$6,058	$63,283	$—	$69,341

Financial liabilities:
Restricted share units	$529	$—	$—	$529	$337	$—	$—	$337
Warrants	$—	$—	$1,656	$1,656	$—	$—	$924	$924

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six month period ended June 30, 2014. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of June 30, 2014 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2014
Cash	$4,513	$—	$—	$4,513
Money market funds	5,892	—	—	5,892
Debt securities of U.S. government agencies	38,197	16	(2)	38,211
Corporate bonds	9,860	3	—	9,863

Total	$58,462	$19	$(2)	$58,479

As of December 31, 2013
Cash	$3,221	$—	$—	$3,221
Money market funds	6,058	—	—	6,058
Debt securities of U.S. government agencies	49,878	18	(6)	49,890
Corporate bonds	13,390	4	(1)	13,393

Total	$72,547	$22	$(7)	$72,562

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of June 30, 2014		As of December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$48,658	$48,678	$56,789	$56,806
Greater than one year but less than five years	5,291	5,288	12,537	12,535

Total	$53,949	$53,966	$69,326	$69,341

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(6,032)	$(16,398)	$(15,648)	$(24,686)
Adjustments for change in fair value of warrant liability	—	—	—	—

Diluted	$(6,032)	$(16,398)	$(15,648)	$(24,686)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	70,762,031	58,710,574	70,725,341	57,967,534
Dilutive effect of warrants	—	—	—	—

Diluted	70,762,031	58,710,574	70,725,341	57,967,534

Net loss per share—basic and diluted	$(0.09)	$(0.28)	$(0.22)	$(0.43)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Director and employee stock options	4,446,033	2,908,468	4,446,033	2,908,468
Warrants	8,230,848	10,922,090	8,230,848	10,922,090
Non-employee director restricted share units	163,204	198,488	163,204	198,488
Employee stock purchase plan	3,408	4,413	3,408	4,413

7.	EQUITY

Amended and Restated Certificate of Incorporation

On June 6, 2014, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. On June 6, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect such amendment.

“At-the-Market” Equity Offering Program

On February 3, 2012, the Company entered into a Sales Agreement with Cowen and Company, LLC (the Sales Agreement) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at-the-market” equity offering program under which Cowen and Company, LLC (Cowen) will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. As of June 30, 2014, shares of the Company’s common stock having an aggregate value of approximately $33.4 million remained available for sale under the “at-the-market” equity offering program.

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

Warrants consist of liability-classified warrants and equity-classified warrants. As of June 30, 2014, warrants to purchase a total of 8,230,848 shares of the Company’s common stock were outstanding. During the three and six months ended June 30, 2014, liability-classified warrants to purchase 2,691,242 shares of the Company’s common stock expired and no warrants were exercised. No warrants were exercised or expired during three and six months ended June 30, 2013.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of June 30, 2014, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. As of June 30, 2014, warrants to purchase 3,182,147 shares of the Company’s common stock from the September 2010 financing that expire on October 12, 2015 were outstanding and classified as a liability. The warrants to purchase 2,691,242 shares of the Company’s common stock from the May 2009 financing expired on May 26, 2014.

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

As of June 30, 2014
September 2010 Warrants
Exercise price	$4.24
Market value of stock at end of period	$3.24
Expected dividend rate	0.0%
Expected volatility	56.8%
Risk-free interest rate	0.2%
Expected life (in years)	1.28

	As of December 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.76	$1.76
Expected dividend rate	0.0%	0.0%
Expected volatility	45.3%	77.4%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.4 0	1.78

The fair value of the warrant liability and the changes in its fair value during the three and six months ended June 30, 2014 and June 30, 2013 were as follows:

	Three months ended June 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$3,401	$3,576
Change in fair value of warrant liability included in:
Other expense (income)	(1,745)	(1,625)

Balance at the end of period	$1,656	$1,951

	Six months ended June 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$924	$3,251
Change in fair value of warrant liability included in:
Other expense (income)	732	(1,300)

Balance at the end of period	$1,656	$1,951

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.3 million.

9.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of June 30, 2014, the number of shares of common stock reserved for issuance under the Share Option Plan was 7,081,062. As of June 30, 2014, 2,602,360 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended June 30, 2014 and June 30, 2013, the Company granted 29,000 and zero stock options, respectively. Stock compensation expense was $0.4 million in each of the three months ended June 30, 2014 and June 30, 2013. During the six months ended June 30, 2014 and June 30, 2013, the Company granted 81,500 and zero stock options, respectively. Stock compensation expense was $0.9 million in each of the six months ended June 30, 2014 and June 30, 2013. 1,000 stock options were exercised during the three and six months ended June 30, 2014. No stock options were exercised during the three and six months ended June 30, 2013.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted average grant-date fair value for stock options granted	$2.07	$—	$1.41	$—
Expected dividend rate	0.00%	—	0.00%	—
Expected volatility	82.63%	—	66.28%	—
Risk-free interest rate	1.83%	—	0.78%	—
Expected life of options (in years)	6.00	—	2.80	—

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2014, expense related to this plan was $32,334 and $64,530, respectively. For the three and six months ended June 30, 2013, expense related to this plan was $32,639 and $63,574, respectively. Under the ESPP, the Company issued 36,434 shares to employees during the three and six months ended June 30, 2014 and 35,895 shares during the three and six months ended June 30, 2013. There are 640,910 shares reserved for future issuances under the ESPP as of June 30, 2014.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of June 30, 2014, 530,910 shares of common stock remain available for future grant under the RSU Plan. The Company granted 81,695 restricted share units (RSUs) with a fair value of $250,000 during the three and six months ended June 30, 2014 and 80,210 RSUs with a fair value of $150,000 during the three and six months ended June 30, 2013. 32,696 shares and 110,104 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2014, respectively. 22,690 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2013. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.3 million and $0.6 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively. The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $65,600 and $84,500 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2013, respectively.

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

Merck KGaA

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide (formerly known as L-BLP25 or Stimuvax). The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of tecemotide. Under the 2008 license agreement, the Company may receive milestone payments of up to $90 million upon the occurrence of certain specified events. These contingent payments would be recognized as revenue upon the occurrence of such events. The Company is also entitled to receive royalties based on future net sales of tecemotide ranging from a percentage in the mid-teens to high single digits, depending on the territory in which the net sales occur. The Company has (1) agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (2) granted to Merck KGaA a right of first negotiation in connection with any contemplated license agreement with respect to the development or commercialization of ONT-10. No amounts were recognized in connection with this agreement during the three and six months ended June 30, 2014 and June 30, 2013.

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

In June 2013, the Company paid Array an upfront fee of $10 million, which was recorded as part of research and development expense upon initiation of the collaboration. Under the agreement, the Company will fund and conduct the clinical development of ONT-380 through an agreed, defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases.

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

Celldex Therapeutics, Inc.

On May 28, 2014, the Company entered into a Co-Development Agreement with Celldex Therapeutics, Inc. (Celldex) to collaborate on a combined Phase 1b clinical trial of ONT-10 and varlilumab. The primary objective of the trial is to determine the safety and tolerability of the combined therapy. Additional objectives include evaluations of the impact of combination treatment on MUC1-specific humoral and cellular immune responses and anti-tumor effects.

The agreement provides that the Company will supply ONT-10 and Celldex will supply varlilumab. The Phase 1b trial will be conducted and funded by the Company. The Company and Celldex will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together.

12.	INCOME TAX

Due to projected and actual losses for the years ended December 31, 2014 and 2013, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and six months ended June 30, 2014 and June 30, 2013. The Company’s net deferred tax assets and net deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

13.	SUBSEQUENT EVENTS

On August 8, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Alpine Biosciences, Inc. (“Target”), a privately held biotechnology company developing protocells, a nanoparticle capable of the targeted delivery of nucleic acids, proteins, peptides and small molecules. Pursuant to the terms and conditions set forth in the Merger Agreement, on August 8, 2014, the Company, through a merger sub, consummated the acquisition of the Target. In connection with the closing of the acquisition, the Company issued 9,245,344 shares of its common stock in exchange for all of the outstanding capital stock of the Target (the “Merger Consideration”). The issued shares represent ten percent of the Company’s capital stock on a fully-diluted basis immediately following the acquisition and reflects adjustments made pursuant to the Merger Agreement. The shares are subject to certain resale restrictions. An amount of stock equal to 12.5% of the Merger Consideration was placed in escrow as security for the indemnification obligations of the Target’s stockholders.

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

We are also collaborating with Array BioPharma Inc. (Array) to develop and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. Under our collaboration agreement with Array, we will fund and conduct the clinical development of ONT-380 through an agreed defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. As part of this program, we have initiated two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

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

We have incurred substantial losses since our inception. As of June 30, 2014, our accumulated deficit totaled $447.7 million. We incurred a net loss of $15.6 million for the six months ended June 30, 2014 compared to a net loss of $24.7 million for the same period in 2013. The decrease in loss for the six months ended June 30, 2014 was due to lower research and development expenses, primarily as a result of the upfront payment of $10.0 million to Array in connection with our collaborative agreement in May 2013. See the section captioned “Note 11 - Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. The decrease was partly offset by $0.7 million in non-cash expense from the change in the fair value of our warrant liability during the six months ended June 30, 2014 compared to $1.3 million in non-cash income from the change in the fair value of our warrant liability during the six months ended June 30, 2013. The change in the fair value of the warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

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

General and Administrative. General and administrative expense consists principally of salaries, benefits, share-based compensation expense and related costs for personnel in our executive, business development, finance, accounting, legal, human resource functions and information technology services. Other general and administrative expenses include professional fees for legal, consulting, accounting services and allocation of our facility costs, which includes depreciation and amortization.

Investment and Other Income (Expense), Net. Net investment and other income (expense) consisted of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S government agencies and corporate bonds.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, and as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The May 2009 warrants expired in May 2014. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and June 30, 2013

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Operating expenses	$(7.8)	$(18.0)	$(15.0)	$(26.0)
Change in fair value of warrant liability - income (expense)	$1.7	$1.6	$(0.7)	$1.3
Net loss	$(6.0)	$(16.4)	$(15.6)	$(24.7)

Operating expenses were lower for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 due to lower research and development expenses, primarily as a result of the upfront fee of $10.0 million paid to Array in June 2013. See the section captioned “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. The decrease was partially offset by slight increases in general and administrative expenses. Based on our development plans for our small molecule and vaccine candidates, we expect to continue to incur operating losses for the foreseeable future.

We incurred a net loss of $6.0 million for the three months ended June 30, 2014 compared to a net loss of $16.4 million for the three months ended June 30, 2013. The decrease in our net loss was primarily due to lower operating expenses.

We incurred a net loss of $15.6 million for the six months ended June 30, 2014 compared to a net loss of $24.7 million for the six months ended June 30, 2013. The decrease in our net loss was primarily due to lower operating expenses, partially offset by $0.7 million in non-cash expense from the change in the fair value of our warrant liability during the six months ended June 30, 2014 compared to $1.3 million in non-cash income from the change in the fair value of our warrant liability during the six months ended June 30, 2013.

Income or expense associated with the change in fair value of the warrant liability is the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. For more information, see “Note 8 — Warrants” of the unaudited financial statements included elsewhere in this report on Form 10-Q.

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Research and development	$5.4	$16.1	$10.2	$21.9

Research and development expenses decreased by $10.7 million, or 66.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, principally due to an upfront payment of $10.0 million to Array in June 2013. In May 2013, we entered into a collaborative agreement with Array and paid Array an upfront fee of $10.0 million upon initiation of the collaboration. See “Note 11 - Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the decrease in research and development expense was also due to decreases in clinical trial, manufacturing development and preclinical expenses of $0.9 million due to less activity related to the development of our product candidates. The decreases were partly offset by a $0.2 million increase in salaries and benefits attributable to increased headcount.

Research and development expenses decreased by $11.7 million, or 53.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, principally due to an upfront payment of $10.0 million to Array in June 2013. In addition, the decrease in research and development expense was also due to decreases in clinical trial, manufacturing development and preclinical expense of $2.1 million due to less activity related to the development of our product candidates. The decreases were partly offset by a $0.4 million increase in salaries and benefits attributable to increased headcount.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
General and administrative	$2.4	$2.0	$4.7	$4.2

The $0.4 million, or 20.0%, increase in general and administrative expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a $0.2 million increase in salaries and benefits attributable to increased headcount and a $0.2 million increase in director compensation that was primarily related to grants and the change in fair value of RSUs on conversion and remeasrement. The change in fair value of RSUs was attributable to the change in the price of our common stock. See “Note 9 – Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs and grant and conversion of RSUs during three months ended June 30, 2014.

The $0.5 million, or 11.9%, increase in general and administrative expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $0.2 million increase in salaries and benefits attributable to increased headcount and a $0.5 million increase in director compensation that was primarily related to grants and change in fair value of RSUs on conversion and remeasurement. The change in fair value of RSUs was attributable to the change in the price of our common stock. The increase was partially offset by a $0.2 million decrease in professional fees primarily related to legal, patent and regulatory compliance activities.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$1.7	$1.6	$(0.7)	$1.3

The $1.7 million non-cash income and $0.7 million non-cash expense recorded in the three and six months ended June 30, 2014, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the May 2009 financing, which expired on May 26, 2014, and the September 2010 financing. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $10.4 million, short-term investments of $42.8 million and long-term investments of $5.3 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $10.4 million as of June 30, 2014 compared to $9.3 million as of December 31, 2013, an increase of $1.1 million, or 11.8%. The increase was the result of net investment redemption of $14.9 million, offset by cash used to fund our operations of $13.7 million and equipment purchases of $0.2 million.

As of June 30, 2014, our working capital (defined as current assets less current liabilities) was $49.9 million compared to $56.3 million as of December 31, 2013, a decrease of $6.4 million, or 11.4%. The decrease in working capital was primarily attributable to a decrease in short-term investments of $8.0 million, partly offset by an increase in cash and cash equivalents of $1.1 million and a decrease in accrued and other liabilities of $0.6 million.

On June 4, 2013, we closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at $2.00 per unit for gross proceeds of $10.0 million. After deducting offering expenses, net proceeds were approximately $9.9 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, including but not limited to under our Sales Agreement with Cowen.

Cash Flows from Operating Activities

Cash used by operating activities totaled $13.7 million for the six months ended June 30, 2014, compared to $23.6 million for the six months ended June 30, 2013. The decrease was attributable primarily to an upfront payment of $10.0 million to Array in June 2013. See “Note 11 - Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

Cash Flows from Investing Activities

Cash provided by investing activities was $14.7 million for the six months ended June 30, 2014, compared to cash used in investing activities of $1.1 million for the six months ended June 30, 2013. This change was attributable primarily to redemption of investments, net of purchases, of $14.9 million for the six months ended June 30, 2014 as compared to purchases, net of redemptions, of investments of $0.9 million for the six months ended June 30, 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million during the six months ended June 30, 2014. Cash provided by financing activities was $9.9 million during the six months ended June 30, 2013, which involved the issuance of common stock and warrants, from a registered direct financing completed in June 2013.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,751	$604	$1,234	$913	$—

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through June 2017 for certain office equipment.

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for sponsored research collaborations, ongoing licensing fees and royalties, as well as contingent payments when certain milestones (as defined in the agreements) may be achieved.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with Merck KGaA contain certain tax indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of June 30, 2014, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $58.5 million and $72.6 million as of June 30, 2014 and December 31, 2013, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2014 and sustained throughout the period ended June 30, 2014, would result in a decline in investment income of approximately $33,000 for that same period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2014, our accumulated deficit was approximately $447.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

As of June 30, 2014, we owned approximately 11 U.S. patents and 10 U.S. patent applications, as well as the corresponding foreign patents and patent applications, and held exclusive or partially exclusive licenses to approximately 17 U.S. patents and patent applications as well as the corresponding foreign patents and patent applications. The degree of future protection for our proprietary rights is uncertain. For example:

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

We have in the past been, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April 2013, a putative shareholder derivative action was filed in the United States District Court for the Western District of Washington, purportedly on behalf of Oncothyreon and naming certain executive officers and the members of our board of directors as defendants. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and mismanagement based on allegedly false statements made by us in public filings and press releases in 2011 and 2012. In September 2013, the court entered an order granting our motion to dismiss the lawsuit with prejudice, which means that the plaintiff was not permitted to further amend his complaint to bolster his claims. The period to appeal the dismissal order has now expired, with no appeal being filed, so the lawsuit is concluded. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Any future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

In February 2012 we entered into an agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent. When we access the “at the market” equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our agreement with Cowen, they may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act, including sales made directly on The NASDAQ Global Market or other trading market or through a market maker. In July 2013, we commenced selling our common stock through this “at-the-market” equity offering program. As of June 30, 2014, we had sold an aggregate of 8,364,379 shares for aggregate gross proceeds of approximately $16.6 million. The sale of additional shares of our common stock pursuant to our agreement with Cowen will have a dilutive impact on our existing stockholders. Sales by us through Cowen could cause the market price of our common stock to decline significantly. Sales of our common stock under such agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in May 2009 and September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of June 30, 2014, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen. As of June 30, 2014, we had sold an aggregate of 8,364,379 shares for net proceeds of approximately $16.1 million. We will have broad discretion over the use of proceeds from the sale of those shares and the sale of additional shares of common stock to Cowen pursuant to the “at the market” equity offering program, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Phase 1 Co-Development Agreement between Celldex Therapeutics, Inc. and Oncothyreon Inc. dated May 28, 2014.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: August 11, 2014	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: August 11, 2014	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

10.1*	Phase 1 Co-Development Agreement between Celldex Therapeutics, Inc. and Oncothyreon Inc. dated May 28, 2014.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.