Form 10-Q
period 2014-09-30
Oncothyreon Inc.
filed 2014-11-06
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 91,555,975.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$34,242	$9,279
Short-term investments	46,520	50,748
Accounts and other receivables	309	197
Prepaid and other current assets	887	720

Total current assets	81,958	60,944
Long-term investments	10,483	12,535
Property and equipment, net	1,655	1,695
Indefinite-lived intangible assets	19,738	—
Goodwill	16,659	2,117
Other assets	453	455

Total assets	$130,946	$77,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$303	$533
Accrued and other liabilities	3,028	2,622
Accrued compensation and related liabilities	1,222	1,311
Current portion of restricted share unit liability	156	194

Total current liabilities	4,709	4,660
Deferred rent	363	439
Restricted share unit liability	157	143
Warrant liability	383	924
Deferred tax liability	6,908	—
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized: 10,000,000 shares; Issued and outstanding:	—	—
Series A Convertible Preferred Stock—10,000 shares and zero shares as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 91,555,975 shares and 70,673,143 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	353,856	353,854
Additional paid-in capital	224,059	154,832
Accumulated deficit	(454,469)	(432,085)
Accumulated other comprehensive loss	(5,050)	(5,051)

Total stockholders’ equity	118,396	71,550

Total liabilities and stockholders’ equity	$130,946	$77,746

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Operating expenses
Research and development	$5,663	$5,517	$15,876	$27,374
General and administrative	2,357	2,085	7,101	6,266

Total operating expenses	8,020	7,602	22,977	33,640

Loss from operations	(8,020)	(7,602)	(22,977)	(33,640)

Other income (expenses)
Investment and other income (expenses), net	11	66	52	118
Change in fair value of warrant liability	1,273	(174)	541	1,126

Total other income (expenses), net	1,284	(108)	593	1,244

Net loss	$(6,736)	$(7,710)	$(22,384)	$(32,396)

Net loss per share—basic and diluted	$(0.09)	$(0.12)	$(0.31)	$(0.54)

Shares used to compute basic and diluted net loss per share	77,237,246	63,886,874	72,919,829	59,962,328

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net loss	$(6,736)	$(7,710)	$(22,384)	$(32,396)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(1)	22	1	1

Other comprehensive income (loss)	(1)	22	1	1

Comprehensive loss	$(6,737)	$(7,688)	$(22,383)	$(32,395)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(22,384)	$(32,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	367
Amortization of premiums and accretion of discounts on securities	443	473
Share-based compensation expense	1,751	1,628
Change in fair value of warrant liability	(541)	(1,126)
Cash settled on conversion of restricted share units	(96)	(11)
Other	(1)	(45)
Net change in assets and liabilities:
Accounts and other receivable	(112)	84
Prepaid expenses and other current assets	(167)	(208)
Other long term assets	2	(132)
Accounts payable	(230)	(456)
Accrued and other liabilities	162	1,068
Accrued compensation and related liabilities	(89)	23
Deferred rent	(76)	(70)

Net cash used in operating activities	(20,965)	(30,801)

Cash flows from investing activities
Purchases of investments	(34,007)	(50,190)
Redemption of investments	39,847	52,066
Purchases of property and equipment, net	(332)	(253)
Cash assumed in connection with the acquisition of Alpine Bioscience, Inc.	104	—

Net cash provided by investing activities	5,612	1,623

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	21,622	19,686
Proceeds from issuance of convertible preferred stock, net of issuance cost	18,693	—
Proceeds from stock options exercised	1	—

Net cash provided by financing activities	40,316	19,686

Increase (decrease) in cash and cash equivalents	24,963	(9,492)
Cash and cash equivalents, beginning of period	9,279	22,266

Cash and cash equivalents, end of period	$34,242	$12,774

Non-cash activities
Issuance of common stock in connection with the acquisition of Alpine	$27,233	$—

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2014 and September 30, 2013

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the Company) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to discover, develop and commercialize compounds that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2014. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2014	$17	$(5,066)	$(5,049)
Current period other comprehensive loss	(1)	—	(1)

Balance at September 30, 2014	$16	$(5,066)	$(5,050)

	Nine months ended September 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income	1	—	1

Balance at September 30, 2014	$16	$(5,066)	$(5,050)

	Three months ended September 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2013	$9	$(5,066)	$(5,057)
Current period other comprehensive income	22	—	22

Balance at September 30, 2013	$31	$(5,066)	$(5,035)

	Nine months ended September 30, 2013
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$30	$(5,066)	$(5,036)
Current period other comprehensive income	1	—	1

Balance at September 30, 2013	$31	$(5,066)	$(5,035)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$29,280	$—	$—	$29,280	$6,058	$—	$—	$6,058
Debt securities of U.S. government agencies	—	41,936	—	41,936	—	49,890	—	49,890
Corporate bonds	—	15,067	—	15,067	—	13,393	—	13,393

	$29,280	$57,003	$—	$86,283	$6,058	$63,283	$—	$69,341

Financial liabilities:
Restricted share units	$313	$—	$—	$313	$337	$—	$—	$337
Warrants	$—	$—	$383	$383	$—	$—	$924	$924

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and nine month period ended September 30, 2014. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 9.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of September 30, 2014 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2014
Cash	$4,962	$—	$—	$4,962
Money market funds	29,280	—	—	29,280
Debt securities of U.S. government agencies	41,925	13	(2)	41,936
Corporate bonds	15,062	11	(6)	15,067

Total	$91,229	$24	$(8)	$91,245

As of December 31, 2013
Cash	$3,221	$—	$—	$3,221
Money market funds	6,058	—	—	6,058
Debt securities of U.S. government agencies	49,878	18	(6)	49,890
Corporate bonds	13,390	4	(1)	13,393

Total	$72,547	$22	$(7)	$72,562

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of September 30, 2014		As of December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$75,783	$75,800	$56,789	$56,806
Greater than one year but less than five years	10,484	10,483	12,537	12,535

Total	$86,267	$86,283	$69,326	$69,341

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(6,736)	$(7,710)	$(22,384)	$(32,396)
Adjustments for change in fair value of warrant liability	—	—	—	—

Diluted	$(6,736)	$(7,710)	$(22,384)	$(32,396)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	77,237,246	63,886,874	72,919,829	59,962,328
Dilutive effect of warrants	—	—	—	—

Diluted	77,237,246	63,886,874	72,919,829	59,962,328

Net loss per share—basic and diluted	$(0.09)	$(0.12)	$(0.31)	$(0.54)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Director and employee stock options	4,050,033	2,909,699	4,050,033	2,909,699
Warrants	8,230,848	10,922,090	8,230,848	10,922,090
Series A convertible preferred stock (as converted to common stock)	10,000,000	—	10,000,000	—
Non-employee director restricted share units	163,204	215,829	163,204	215,829
Employee stock purchase plan	23,780	23,374	23,780	23,374

7.	ACQUISITION

On August 8, 2014, the Company entered into an Agreement and Plan of Reorganization (Merger Agreement) with Alpine Biosciences, Inc. (Alpine), a privately held biotechnology company developing protocells, a nanoparticle capable of delivery of nucleic acids, proteins, peptides and small molecules. Pursuant to the terms and conditions set forth in the Merger Agreement, on August 8, 2014, the Company, through a wholly-owned subsidiary of the Company, consummated the acquisition of Alpine. The merger consideration received by Alpine stockholders was 10% of the Company’s total capital stock determined on a fully-diluted basis immediately following the closing of the merger (Merger Consideration). The total value of the acquisition was approximately $27.2 million based on the closing price of Oncothyreon’s common stock on the day of the merger, which was $2.93 per share. An amount of stock equal to 12.5% of the Merger Consideration was placed in escrow as security for the indemnification obligations of Alpine’s stockholders. The Company intends to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on its own or with partners.

The transaction has been accounted for using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their estimated fair values as of the acquisition date and that intangible assets with indefinite lives be recorded at fair value on the balance sheet for in-process research and development (IPR&D) activities, regardless of the likelihood of success of the related product or technology. The excess of the aggregate fair value of consideration exchanged for an acquired business over the fair value of assets acquired including tangible assets and indefinite-lived intangible assets and liabilities assumed is recorded as Goodwill. Goodwill represents the anticipated synergies from combining the acquired assets with the Company.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Estimated Fair Value

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Goodwill was derived from the excess of the aggregate fair value of consideration exchanged for the acquisition of Alpine over the fair value of assets acquired and liabilities assumed. Based upon the fair values determined by the Company, in which the Company considered or relied in part upon a valuation report of a third-party expert. These fair value measurements were based on Level 3 measurements under the fair value hierarchy. The following table summarizes the preliminary allocation of the purchase price for the acquisition pending final adjustments to working capital (in thousands):

Indefinite-lived intangible assets	$19,738
Goodwill	14,542
Net tangible assets	(139)
Deferred tax liabilities	(6,908)

Total purchase price allocation	$27,233

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$2,117
Goodwill recorded in connection with the acquisition of Alpine	14,542

Balance as of September 30, 2014	$16,659

The goodwill recognized from the acquisition of Alpine is not deductible for tax purposes.

Intangible Assets with Indefinite Lives

Intangible assets with indefinite lives represent the value assigned to IPR&D that, as of the acquisition date, the Company determined that technological feasibility had not been established, and the IPR&D had no alternative future use. IPR&D represents a series of awarded patents and filed patent applications that are the basis of the platform which forms a major part of the planned future products. The indefinite-lived intangible assets will be subject to annual impairment testing until completion or abandonment of the projects. Upon completion of the project, the Company will make a separate determination of useful life of the indefinite-lived intangible assets and the related amortization will be recorded as an expense over the estimated useful life.

The fair value of the indefinite-lived intangible assets of $19.7 million was determined by the Company, which relied upon a valuation report from an independent third party valuation expert using the income approach and estimates and assumptions provided by the Company’s management. The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 40% to 60% applied to the intangible assets to reflect the risk of the asset revenues derived from the respective intangible asset. Subsequent to the closing of the merger, research and development cost incurred on the IPR&D and general and administrative expenses associated with salaries and legal costs are expensed as incurred. From August 8, 2014 to September 30, 2014, the Company incurred nominal expenses from Alpine.

Deferred Tax Liabilities

Deferred tax liabilities of $6.9 million were the result of book versus tax difference attributable to the identifiable intangible asset multiplied by the statutory tax rate for the relevant jurisdiction.

Acquisition-Related Expenses

Acquisition-related expenses of $0.5 million, including legal and regulatory costs, were expensed as incurred and recorded in general and administrative expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Unaudited Pro Forma Financial Information

The following pro forma condensed combined financial information gives effect to the acquisition of Alpine as if it were consummated on January 1, 2013 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2013 and should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
			(Unaudited)
Net loss	$(6,800)	$(7,832)	$(23,722)	$(32,717)
Net loss per share—basic and diluted	$(0.08)	$(0.11)	$(0.30)	$(0.47)

8.	EQUITY

Amended and Restated Certificate of Incorporation

On June 6, 2014, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. On June 6, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect such amendment.

Certificate of Designation

On September 22, 2014, in connection with the public offering of 10,000 shares of the Company’s Series A convertible preferred stock, the Company designated 10,000 shares of its authorized and unissued preferred stock as Series A convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Delaware Secretary of State. Each share of Series A convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series A convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A convertible preferred stock will receive a payment equal to $0.0001 per share of Series A convertible preferred stock before any proceeds are distributed to the holders of common stock, but after any proceeds are distributed to the holder of the Company’s Class UA preferred stock. Shares of Series A convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A convertible preferred stock will be required to amend the terms of the Series A convertible preferred stock. Shares of Series A convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock hereafter created specifically ranking by its terms junior to the Series A convertible preferred stock;

•	on parity with any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series A convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A convertible preferred stock;

in each case, as to distribution of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

“At-the-Market” Equity Offering Program

On February 3, 2012, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at-the-market” equity offering program under which Cowen acted as sales agent. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that Cowen would be entitled to compensation for its services that would not exceed, but could be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. On July 1, 2013, the Company commenced selling its common stock through the “at the market” equity offering program under the Sales Agreement. On September 17, 2014, the Company terminated the Sales Agreement in connection with the Company’s September 2014 equity offering as described in the following paragraph. The Company was not subject to any termination penalties related to termination of the Sales Agreement. As of September 17, 2014, the Company had sold an aggregate of 8,364,379 shares of its common stock under the Sales Agreement for gross proceeds of $16.6 million. The net proceeds from the sale of the shares, after deducting commission of approximately $0.5 million, were approximately $16.1 million.

Equity Financing

On September 18, 2014, the Company entered into two underwriting agreements (each, an Underwriting Agreement) with Cowen as representative of the underwriters named therein (Underwriters) for concurrent but separate offerings of the Company’s securities. On September 23, 2014, the Company closed concurrent but separate underwritten offerings of 10,000,000 shares of its common stock at a price of $2.00 per share, for gross proceeds of $20 million, and 10,000 shares of its Series A convertible preferred stock at a price of $2,000 per share, for gross proceeds of $20 million. Each share of Series A convertible preferred stock is non-voting and convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, the Company also granted the underwriters, and the underwriters exercised, a 30-day option to purchase 1,500,000 additional shares of the Company’s common stock. Aggregate gross proceeds from the offerings was approximately $43.0 million. Aggregate net proceeds from the offerings, after commissions and estimated expenses of $2.8 million, was approximately $40.2 million which included $21.6 million from the Company’s common stock offering and $18.6 million from the Company’s Series A convertible preferred stock offering.

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

Warrants consist of liability-classified warrants and equity-classified warrants. As of September 30, 2014, warrants to purchase a total of 8,230,848 shares of the Company’s common stock were outstanding. During the nine months ended September 30, 2014, liability-classified warrants to purchase 2,691,242 shares of the Company’s common stock expired and no warrants were exercised. During the three months ended September 30, 2014 and the three and nine months ended September 30, 2013, no warrants were exercised or expired.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of September 30, 2014, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. As of September 30, 2014, warrants to purchase 3,182,147 shares of the Company’s common stock from the September 2010 financing that expire on October 12, 2015 were outstanding and classified as a liability. Warrants to purchase 2,691,242 shares of the Company’s common stock from a May 2009 financing expired on May 26, 2014.

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

As of September 30, 2014
September 2010 Warrants
Exercise price	$4.24
Market value of stock at end of period	$1.92
Expected dividend rate	0.0%
Expected volatility	68.3%
Risk-free interest rate	0.1%
Expected life (in years)	1.03

	As of December 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.76	$1.76
Expected dividend rate	0.0%	0.0%
Expected volatility	45.3%	77.4%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.4 0	1.78

The fair value of the warrant liability and the changes in its fair value during the three and nine months ended September 30, 2014 and September 30, 2013 were as follows:

	Three months ended September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$1,656	$1,951
Change in fair value of warrant liability included in:
Other expense (income)	(1,273)	174

Balance at the end of period	$383	$2,125

	Nine months ended September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$924	$3,251
Change in fair value of warrant liability included in:
Other expense (income)	(541)	(1,126)

Balance at the end of period	$383	$2,125

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.1 million.

10.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of September 30, 2014, the number of shares of common stock reserved for issuance under the Share Option Plan was 9,155,597. As of September 30, 2014, 2,998,360 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended September 30, 2014 and September 30, 2013, the Company granted 104,000 and 10,000 stock options, respectively. Stock compensation expense was $0.4 million in each of the three months ended September 30, 2014 and September 30, 2013. During the nine months ended September 30, 2014 and September 30, 2013, the Company granted 185,500 and 10,000 stock options, respectively. Stock compensation expense was $1.3 million in each of the nine months ended September 30, 2014 and September 30, 2013. The number of stock options granted during the three and nine months ended September 30, 2014 was higher primarily due to the stock options issued as new hire grants in conjunction with the acquisition of Alpine during the period. Zero and 1,000 stock options were exercised during the three and nine months ended September 30, 2014, respectively. No stock options were exercised during the three and nine months ended September 30, 2013.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average grant-date fair value for stock options granted	$1.58	$1.27	$1.50	$1.27
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	82.02%	89.64%	75.10%	89.64%
Risk-free interest rate	1.91%	1.80%	1.42%	1.80%
Expected life of options (in years)	6.00	6.00	4.59	6.00

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2014, expense related to this plan was $19,103 and $83,633, respectively. For the three and nine months ended September 30, 2013, expense related to this plan was $44,273 and $107,847, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended September 30, 2014 and September 30, 2013. The Company issued 36,434 shares and 35,895 shares to employees during the nine months ended September 30, 2014 and September 30, 2013, respectively. There are 640,910 shares reserved for future issuances under the ESPP as of September 30, 2014.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of September 30, 2014, 530,910 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any RSUs during the three months ended September 30, 2014 and September 30, 2013. The Company granted 81,695 restricted share units (RSUs) with a fair value of $250,000 during the nine months ended September 30, 2014 and 80,210 RSUs with a fair value of $150,000 during the nine months ended September 30, 2013. No shares were issued upon conversion of RSUs for the three months ended September 30, 2014 and September 30, 2013. 110,104 shares and 22,690 shares were issued upon conversion of RSUs for the nine months ended September 30, 2014 and September 30, 2013, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in a reduction of $0.2 million and an additional $0.4 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively. The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.1 million and $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

STC.UNM

Effective June 30, 2014, Alpine entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells and mesoporous silica nanoparticle delivery platform. Under the terms of the license agreement, the Company, as successor to Alpine, has the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company is obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success based milestones, and royalty payments based on net sales, if any. In addition, Alpine issued STC.UNM a number of shares of common stock such that STC.UNM owned 5% of the outstanding equity of Alpine prior to the merger between the Company and Alpine. As of September 30, 2014, the total liabilities under this agreement were approximately $97,000 and related to patent costs. Please refer to “Note 7—Acquisition” of the unaudited financial statements included in this report for additional information regarding the Company’s acquisition of Alpine.

Merck KGaA

The Company has granted an exclusive, worldwide license to Merck KGaA for the development, manufacture and commercialization of tecemotide (formerly known as L-BLP25 or Stimuvax) , a therapeutic vaccine targeting MUC1. The Company has no continuing involvement in the ongoing development, manufacturing or commercialization of tecemotide. In September 2014, Merck KGaA announced that its biopharmaceutical division Merck Serono will discontinue the clinical development program of tecemotide as a monotherapy in Stage III non-small cell lung cancer (NSCLC). As a result, the Company does not anticipate future payments under this license agreement. No amounts were recognized in connection with this agreement during the three and nine months ended September 30, 2014 and September 30, 2013.

13.	INCOME TAX

Due to projected and actual losses for the years ended December 31, 2014 and 2013, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and nine months ended September 30, 2014 and September 30, 2013. The Company has recognized a full valuation allowance on its deferred tax assets. The Company’s net deferred tax assets and net deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. Additional deferred tax liabilities, which related to indefinite lived intangible assets acquired in the nontaxable acquisition of Alpine on August 8, 2014, were recorded to long term deferred tax liability on the Condensed Consolidated Balance Sheets as of September 30, 2014. Because the reversal periods of deferred tax liabilities related to indefinite lived intangibles is not certain, these deferred tax liabilities are not considered a source of income for valuation allowance determination. Therefore, there was no change to the preexisting valuation allowance as a result of the acquisition, and a net deferred tax liability in the amount of $6.9 million was recorded during the quarter through an adjustment to goodwill. The estimated annual effective tax rate used in the quarter was zero and the Alpine acquisition is not expected to have a material effect on the Company’s forecasted tax rate due to expected losses.

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

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to manage our relationship with Array to develop and commercialize ONT-380;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to discover, develop and commercialize novel compounds that have the potential to improve the lives and outcomes of cancer patients. Our current clinical-stage product candidates include ONT-380, an orally active and selective small-molecule HER2 inhibitor, and ONT-10, a therapeutic vaccine targeting MUC1. We are developing preclinical product candidates in oncology, and potentially certain rare diseases, using our recently acquired protocell technology. We also collaborate with partners to discover and develop additional product candidates.

We are collaborating with Array BioPharma Inc. (Array) to develop and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. Array previously completed a Phase 1 clinical trial of ONT-380 in patients with heavily pre-treated metastatic breast cancer which demonstrated that the compound was well tolerated and had anti-tumor activity. Under our collaboration agreement with Array, we will fund and conduct the clinical development of ONT-380 through an agreed defined set of combination proof-of-concept trials in patients with metastatic breast cancer, including patients with brain metastases. As part of this program, we have initiated two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

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

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against the Mucin 1 peptide antigen (MUC1). Results from this trial have demonstrated that ONT-10 activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. We are continuing the ongoing Phase 1 trial, which is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist. We have recently initiated a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex Therapeutics, Inc. (Celldex).

We are focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts we recently acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on our own or with partners. We are also collaborating with Sentinel Oncology Ltd., of Cambridge, United Kingdom, for the development of novel Chk1 kinase inhibitors.

We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for ONT-10 and ONT-380, Array’s or our success in obtaining regulatory approval for ONT-380, our success in obtaining regulatory approval for ONT-10, and Array’s and our respective abilities to establish commercial markets for these drugs. As ONT-380 and ONT-10 are in early clinical development, we do not expect to realize any revenues associated with the commercialization of these product candidates for the foreseeable future.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice (cGMP) material. We expect expenditures associated with these activities to increase in future years as we continue the development of ONT-380 and ONT-10, and as we advance the development of our preclinical product candidates.

We have incurred substantial losses since our inception. As of September 30, 2014, our accumulated deficit totaled $454.5 million. We incurred a net loss of $22.4 million for the nine months ended September 30, 2014 compared to a net loss of $32.4 million for the same period in 2013. The decrease in loss for the nine months ended September 30, 2014 was primarily due to lower research and development expenses, primarily as a result of the upfront payment of $10.0 million to Array in connection with our collaborative agreement in May 2013. See the section captioned “Note 12—Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. The decrease in loss was partly offset by increases in general and administrative expenses and lower non-cash income from the change in the fair value of our warrant liability, which was $0.5 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013. The change in the fair value of our warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

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

Intangible Assets with Indefinite Lives

Indefinite-lived Intangible Assets. The intangible assets with indefinite lives, acquired from Alpine, represent a series of awarded patents and filed patent applications that are the basis of the platform which form a major part of the planned future products. As part of the purchase price allocation with respect to the Alpine acquisition, the fair value of the indefinite-lived intangible assets of $19.7 million was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a range of present value discount rate of 40% to 60%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Alpine. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the indefinite-lived intangible assets. The projected cash flows from the indefinite-lived intangible assets were based on key assumptions, including: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Indefinite-lived intangible assets will be considered to be indefinite-lived until the IPR&D is fully developed, at which time a life will be assigned and amortization will begin. If the IPR&D is abandoned, the carrying value of the asset will be expensed. All research and development costs incurred subsequent to the acquisition of Alpine are expensed as incurred.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014. There have been no material changes in our critical accounting policies and judgments since that date except for intangible assets with indefinite lives.

Intangible assets with indefinite lives represent the value assigned to IPR&D that, as of the acquisition date, the Company determined that technological feasibility had not been established, and the IPR&D had no alternative future use. The indefinite-lived intangible assets will be subject to annual impairment testing until completion or abandonment of the projects. Upon completion of the project, the Company will make a separate determination of useful life of the indefinite-lived intangible assets and the related amortization will be recorded as an expense over the estimated useful life.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Operating expenses	$(8.0)	$(7.6)	$(23.0)	$(33.6)
Change in fair value of warrant liability—income (expense)	$1.3	$(0.2)	$0.5	$1.1
Net loss	$(6.7)	$(7.7)	$(22.4)	$(32.4)

Operating expenses were higher for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to slight increases in general and administrative expenses and research and development expenses. Operating expenses were lower for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to lower research and development expenses, primarily as a result of the upfront fee of $10.0 million paid to Array in June 2013. See the section captioned “Note 12—Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. The decrease was partially offset by slight increases in general and administrative expenses. Based on our development plans for our small molecule and vaccine candidates, we expect to continue to incur operating losses for the foreseeable future.

We incurred a net loss of $6.7 million for the three months ended September 30, 2014 compared to a net loss of $7.7 million for the three months ended September 30, 2013. The decrease in our net loss was primarily due to $1.3 million in non-cash income from the change in the fair value of our warrant liability during the three months ended September 30, 2014 compared to $0.2 million in non-cash expense from the change in the fair value of our warrant liability during the three months ended September 30, 2013. The decrease was partially offset by slight increases in operating expenses.

We incurred a net loss of $22.4 million for the nine months ended September 30, 2014 compared to a net loss of $32.4 million for the nine months ended September 30, 2013. The decrease in our net loss was primarily due to lower operating expenses principally due to an upfront payment of $10.0 million to Array in June 2013, partly offset by lower non-cash income from the change in fair value of warrant liability, which was $0.5 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013.

Income or expense associated with the change in fair value of the warrant liability is the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. For more information, see “Note 9—Warrants” of the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Research and development	$5.7	$5.5	$15.9	$27.4

Research and development expenses increased by $0.2 million, or 3.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, principally due to increase in manufacturing development and preclinical expenses of $0.4 million due to greater activity primarily related to the development of our product candidates and increase in salaries and benefits of $0.1 million attributable to increased headcount. The increase was partly offset by decreases in clinical trial expenses of $0.4 million primarily due to less activity related to the development of prior programs.

Research and development expenses decreased by $11.5 million, or 42.0%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, principally due to an upfront payment of $10.0 million to Array in June 2013. In May 2013, we entered into a collaborative agreement with Array and paid Array an upfront fee of $10.0 million upon initiation of the collaboration. See “Note 12—Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information. In addition, the decrease in research and development expense was also due to decreases in clinical trial expenses of $2.3 million primarily due to less activity related to the development of prior programs. The decreases were partly offset by a $0.4 million increase in salaries and benefits attributable to increased headcount and a $0.3 million increase in manufacturing development and preclinical expenses due to greater activity related to the development of our product candidates.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
General and administrative	$2.4	$2.1	$7.1	$6.3

The $0.3 million, or 14.3%, increase in general and administrative expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a $0.5 million increase in professional fees primarily related to our August 2014 acquisition of Alpine. See “Note 7—Acquisition” of the unaudited financial statements in this report for additional information. In addition, the increase was also due to a $0.1 million increase in salaries and benefits attributable to increased headcount. The increase was partly offset by a $0.3 million decrease in director compensation that was primarily related to the change in fair value of RSUs on remeasurement. The change in fair value of RSUs was attributable to the change in the price of our common stock. See “Note 10—Share-Based Compensation” of the unaudited financial statements in this report for additional information on liability classified RSUs during three months ended September 30, 2014.

The $0.8 million, or 12.7%, increase in general and administrative expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a $0.4 million increase in salaries and benefits attributable to increased headcount and a $0.4 million increase in professional fees primarily related to our August 2014 acquisition of Alpine. See “Note 7—Acquisition” of the unaudited financial statements in this report for additional information.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$1.3	$(0.2)	$0.5	$1.1

The $1.3 million and $0.5 million non-cash income recorded in the three and nine months ended September 30, 2014, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the May 2009 financing, which expired on May 26, 2014, and the September 2010 financing. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 9—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $34.2 million, short-term investments of $46.5 million and long-term investments of $10.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $34.2 million as of September 30, 2014 compared to $9.3 million as of December 31, 2013, an increase of $24.9 million, or 267.7%. The increase was attributable to net proceeds of $40.2 million from our September 2014 concurrent but separate underwritten offerings of our common stock and Series A convertible preferred stock, which resulted in net proceeds of $21.6 million and $18.6 million respectively. In addition, the increase was also the result of net investment redemption of $5.8 million, partly offset by cash used to fund our operations of $21.0 million and equipment purchases of $0.3 million.

As of September 30, 2014, our working capital (defined as current assets less current liabilities) was $77.2 million compared to $56.3 million as of December 31, 2013, an increase of $20.9 million, or 37.1%. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $25.0 million, partly offset by a decrease in short-term investments of $4.2 million.

On September 23, 2014, we closed concurrent but separate underwritten offerings of 10,000,000 shares of our common stock at a price of $2.00 per share and 10,000 shares of our Series A convertible preferred stock at a price of $2,000 per share. Each share of Series A convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock at the option of the holder, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of our common stock then outstanding. As part of the common stock offering, we also granted the underwriters, and the underwriters exercised, a 30-day option to purchase 1,500,000 additional shares of our common stock. Aggregate gross proceeds from the offerings were approximately $43.0 million. Aggregate net proceeds from the offerings, after commissions and estimated expenses of $2.8 million, were approximately $40.2 million.

On July 1, 2013, we commenced selling our common stock through the “at the market” equity offering program under a Sales Agreement with Cowen and Company, LLC. During the three months ended September 30, 2013, we sold an aggregate of 5,791,697 shares of our common stocks, of which 5,075,576 shares were settled as of September 30, 2013 for net proceeds of $9.8 million. The remaining shares were settled in October 2013 for net proceeds of $1.4 million. In connection with our September 2014 equity offerings, we terminated the Sales Agreement, effective September 17, 2014. See “Note 8—Equity” of the unaudited financial statements in this report for additional information.

On June 4, 2013, we closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at $2.00 per unit for gross proceeds of $10.0 million. After deducting offering expenses, net proceeds were approximately $9.9 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used by operating activities totaled $21.0 million for the nine months ended September 30, 2014, compared to $30.8 million for the nine months ended September 30, 2013. The decrease was attributable primarily to an upfront payment of $10.0 million to Array in June 2013. See “Note 12—Collaborative and License Agreements” of the unaudited financial statements included in this report for additional information.

Cash Flows from Investing Activities

Cash provided by investing activities was $5.6 million for the nine months ended September 30, 2014, compared to $1.6 million for the nine months ended September 30, 2013. This change was attributable primarily to higher redemption of investments, net of purchases, of $5.8 million for the nine months ended September 30, 2014 as compared to $1.9 million for the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $40.3 million during the nine months ended September 30, 2014, which consisted primarily of net proceeds of approximately $40.2 million from our September 2014 concurrent but separate underwritten common stock and Series A convertible preferred stock offerings. Net proceeds from our common stock offering were $21.6 million and net proceeds from our Series A convertible preferred stock offering were $18.6 million.

Cash provided by financing activities was $19.7 million during the nine months ended September 30, 2013, which consisted of net proceeds of $9.8 million received from the sale of our common stock through our “at the market” equity offering program under the Sales Agreement with Cowen, and net proceeds of $9.9 million received from a registered direct offering completed in June 2013.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,601	$607	$1,236	$758	$—

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with clinical trial sites and third party manufacturers contain certain customary indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of September 30, 2014, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial position or results of operations.

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

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. We adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of our unrecognized tax benefits or on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $91.2 million and $72.6 million as of September 30, 2014 and December 31, 2013, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2014 and sustained throughout the period ended September 30, 2014, would result in a decline in investment income of approximately $61,400 for that same period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, Merck KGaA recently announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III non-small cell lung cancer. The decision to discontinue the current clinical program in NSCLC, which included the Phase III START2 and INSPIRE studies, followed recent results from a planned analysis of EMR 63325-009, a randomized, double-blind, placebo controlled Phase I/II study in Japanese patients. In addition, the ongoing Phase 1 trials for ONT-380 and ONT-10 may fail to demonstrate that either product candidate is sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including ONT-380 or ONT-10.

There is no assurance that ONT-380 will be safe, effective or receive regulatory approval.

ONT-380 is an early stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that ONT-380 is effective in treating central nervous system disease or may indicate safety profile concerns not indicated by early clinical data. Data from Phase 1 trials may be inconclusive. Even if Phase 1 data are encouraging, further trials will be necessary to establish safety and efficacy.

If the results of the current Phase 1 ONT-380 trials, or of future ONT-380 trials, do not indicate a favorable safety and efficacy profile for ONT-380, or otherwise fail to support the continued development of ONT-380, a substantial decline in the price of our common stock could result. There can be no assurance as to whether we and Array will be able to successfully develop and commercialize ONT-380.

Our pipeline as a whole is subject to the inherent risks of early stage pharmaceutical development.

As a function of their development stage, preclinical programs and product candidates in early clinical development are inherently subject to a high degree of risk. Because our current product pipeline is comprised of product candidates in pre-clinical development and Phase 1 trials, our business is heavily subject to the risks of early stage pharmaceutical development.

If we are not able to advance our preclinical programs, and our Phase 1 product candidates fail, our pipeline of products in development could be reduced or eliminated. This would cause our stock price to decline and could have a material adverse effect on our business, including but not limited to our ability to raise capital to rebuild our pipeline and develop future product candidates.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2014, our accumulated deficit was approximately $454.5 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We are currently conducting Phase 1 trials for ONT-380 and ONT-10 and collaborating with Celldex to initiate a combined Phase 1b trial of ONT-10 and varlilumab. There can be no assurance that these trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

Further, we or any of our collaborators may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we or any of our collaborators can commercialize the product described in the application. Additionally, even if applications are submitted, regulatory approval may not be obtained for any of our product candidates, and regulatory agencies could require additional studies to verify safety or efficacy, which could make further development of our product candidates impracticable. If our product candidates are not shown to be safe and effective in clinical trials, we may not receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations.

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

Under our collaboration agreement with Array for the development of ONT-380, Array is responsible for the manufacture of ONT-380, which they outsource to third parties. Celldex is responsible for the manufacture of varlilumab for the planned combination trial of ONT-10 and varlilumab. If Array’s or Celldex’s third-party manufacturers cease or interrupt production or if Array’s or Celldex’s third-party manufacturers and other service providers fail to supply materials, products or services to them for any reason, such interruption could delay progress on our programs, with the potential for additional costs. Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to certain of our product candidates, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we or our collaborative development partner, as applicable, will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us (or our collaborative development partner, as applicable) to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

We are currently conducting Phase 1 clinical trials for ONT-380 and ONT-10. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

We may encounter delays if we are, or any collaboration partner is, unable to enroll enough patients to timely initiate or complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues.

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

The termination of Merck’s 2008 license agreement with us could harm our business and negatively affect the development prospects for ONT-10.

Pursuant to our 2008 license agreement with Merck KGaA, Merck KGaA has the exclusive right to develop, manufacture and commercialize tecemotide in return for our right to receive cash payments upon the occurrence of certain events and royalties based on net sales. Merck KGaA has the right to terminate the license agreement upon thirty days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of tecemotide that would materially and adversely affect tecemotide’s medical, economic or competitive viability. Merck KGaA recently announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III non-small cell lung cancer. Merck KGaA may ultimately decide not to continue development of tecemotide as a combination therapy or in any manner and may terminate the 2008 license agreement. Any future payments under the license agreement, including royalties to us, will depend on whether Merck KGaA decides to advance tecemotide through development and commercialization.

If Merck KGaA terminates the agreement for safety or efficacy reasons, or breaches the agreement, we could become involved in disputes with Merck KGaA, which could lead to delays in or termination of our development and commercialization of tecemotide, if applicable, and time-consuming and expensive litigation or arbitration. If Merck KGaA terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the likelihood of successfully developing or commercializing tecemotide would be materially and adversely affected.

Merck KGaA’s decisions regarding the development of tecemotide and the license agreement may also negatively impact the development of ONT-10, as both ONT-10 and tecemotide are targeted at the MUC1 antigen. Merck KGaA’s recent announcement of Merck Serono’s decision to discontinue the Phase III START2 and INSPIRE studies of tecemotide substantially decreases the likelihood that Merck KGaA will exercise its right of first negotiation with respect to ONT-10. These developments may also make it more difficult to find other co-development partners for ONT-10. In addition, if Merck KGaA were to terminate the license agreement, we would have to assume certain patent prosecution expenses with respect to ONT-10 that are currently paid for by Merck KGaA.

ONT-10 is based on novel technology, which may raise new regulatory issues that could delay or make FDA or foreign regulatory approval more difficult.

The process of obtaining required FDA, and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. ONT-10 is novel; therefore, regulatory agencies may lack experience with similar product candidates, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of ONT-10.

To date, the FDA has approved for commercial sale in the United States only one active vaccine designed to stimulate an immune response against cancer. Consequently, there is limited precedent for the successful development or commercialization of products based on technologies in this area. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of ONT-10.

Even if regulatory approval is received for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we or our collaborators, including Array, fail to comply with these requirements, we or any of our collaborators could be subject to penalties, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

Regulatory agencies may require us or any of our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, all statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated delays in clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

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

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. The very limited funds generated currently from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. We currently propose to enter into business development transactions that license certain rights to our protocell technology to third parties. The protocell technology is an early stage technology and we may not be successful in entering into any capital generating licensing transactions with respect to this technology. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development, testing, production and marketing for some of our product candidates. Our actual capital requirements will depend on numerous factors, including:

•	activities and arrangements related to the commercialization of our product candidates;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing of our product candidates;

•	the time and cost involved in obtaining regulatory approvals for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	our capacity to enter into collaborative or licensing agreements with respect to our protocell technology;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing licensing and other relationships; and

•	the terms of any new collaborative, licensing and other arrangements that we may establish.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in May 2013, we began collaborating with Array to develop ONT-380 and in August 2014, we acquired Alpine Biosciences, Inc., a biotechnology company developing protocells. Acquisitions, collaborations and in-licenses, including our ONT-380 collaboration and Alpine acquisition, involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations and technology of the acquired companies;

•	potential disputes regarding contingent consideration;

•	the assumption of unknown liabilities of the acquired businesses;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

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

If our vaccine technology or our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration with Array.

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

ONT-380. ONT-380 is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin ®) and pertuzumab (Perjeta ®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb ®) for the treatment of metastatic breast cancer, and Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib in Phase 3.

ONT-10. ONT-10 is a MUC1-based liposomal glycolipopeptide cancer vaccine. It is currently in the early stages of development for many indications, for which there are likely to be other competitors.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. Under our agreement with Array, we are responsible for a defined set of proof-of-concept trials for ONT-380, we and Array will jointly conduct any Phase 3 development supported by the proof-of-concept studies and Array is responsible for commercialization of ONT-380 worldwide. Any problems with our relationship with Array could delay the development and commercialization of ONT-380. Additionally, we may not be able to enter into arrangements with respect to our product candidates not covered by the Array agreement on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, and our stock price, and could result in litigation or similar actions.

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our September 2014 public offering, we sold an aggregate of 11,500,000 shares of our common stock and 10,000 shares of our Series A convertible preferred stock. In our June 2013 registered direct offering, we sold an aggregate of 5,000,000 shares of our common stock and warrants to purchase 5,000,000 shares of our common stock. In February 2012 we entered into an agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of $50,000,000, from time to time, through an “at-the-market” equity offering program under which Cowen acted as sales agent. In July 2013, we commenced selling our common stock through this equity offering program and as of September 30, 2014, we had sold an aggregate of 8,364,379 shares. In connection with our September 2014 public offering, we terminated this equity offering program effective as of September 17, 2014.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our September 2014 public offering, we issued and sold 10,000 shares of Series A convertible preferred stock, each share of which is convertible into 1,000 shares of the Company’s common stock, subject to certain ownership restrictions.

We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of September 30, 2014, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen. As of September 30, 2014, we had sold an aggregate of 8,364,379 shares under this equity offering program for net proceeds of approximately $16.1 million. In connection with our September 2014 public offering, we terminated the Sales Agreement as of September 17, 2014. In our September 2014 public offering, we sold 11,500,000 shares of our common stock and 10,000 shares of our Series A convertible preferred stock for net proceeds of approximately $40.2 million. We will have broad discretion over the use of proceeds from the sale of those shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2014, among Oncothyreon Inc., AB Acquisition (DE) Corp, Alpine Biosciences, Inc. and Mitchell H. Gold, M.D. as Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on August 11, 2014)

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on September 23, 2014)

4.1	Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on September 23, 2014)

4.2	Piggyback Registration Rights Agreement, dated August 8, 2014 by and between the Company and each of Jay Venkatesan and Mitchell H. Gold

10.1*	Patent License Agreement between STC.UNM and Alpine Biosciences, Inc. effective June 30, 2014

10.2	Offer letter between Oncothyreon Inc. and Dr. Jay Vankatesan effective August 8, 2014

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: November 6, 2014	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: November 6, 2014	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2014, among Oncothyreon Inc., AB Acquisition (DE) Corp, Alpine Biosciences, Inc. and Mitchell H. Gold, M.D. as Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on August 11, 2014)

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on September 23, 2014)

4.1	Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on September 23, 2014)

4.2	Piggyback Registration Rights Agreement, dated August 8, 2014 by and between the Company and each of Jay Venkatesan and Mitchell H. Gold

10.1*	Patent License Agreement between STC.UNM and Alpine Biosciences, Inc. effective June 30, 2014

10.2	Offer letter between Oncothyreon Inc. and Dr. Jay Vankatesan effective August 8, 2014

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.