Form 10-K
period 2014-12-31
Oncothyreon Inc.
filed 2015-03-10
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $197million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 102,301,012 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ONCOTHYREON INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to discover, develop and commercialize novel compounds that have the potential to improve the lives and outcomes of cancer patients. Our current clinical-stage product candidates include ONT-380, an orally active and selective small-molecule HER2 inhibitor, and ONT-10, a therapeutic vaccine targeting the Mucin 1 peptide antigen (MUC1). We are developing preclinical product candidates in oncology, and potentially certain rare diseases, using our recently acquired protocell technology. We also collaborate with partners to discover and develop additional product candidates.

We are developing ONT-380 for the treatment of HER2-positive metastatic breast cancer. ONT-380 is a small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers, such as gastric and ovarian cancer. Over-expression of HER2 in breast cancer is associated with increased mortality in early stage disease, decreased time to relapse and increased incidence of metastases. We have an exclusive license agreement with Array BioPharma Inc., (Array) to develop, manufacture and commercialize ONT-380.

We are currently conducting two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). In December 2014, we announced that interim data from these Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Each of these ongoing trials is also enrolling a cohort of patients with HER2-positive breast cancer metastatic to the central nervous system (CNS). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against the MUC1. Results from this trial have demonstrated that ONT-10 activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. This trial is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist. We are also conducting a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex Therapeutics, Inc. (Celldex).

We are increasingly focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts, in August 2014 we acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on our own or with partners. We are also collaborating with Sentinel Oncology Ltd., of Cambridge, United Kingdom (Sentinel), for the development of novel small molecule Chk1 kinase inhibitors. We have identified a lead product candidate molecule, for which we currently expect to file an Investigational New Drug application (IND) in late 2015. In addition, we recently initiated a collaboration with Adimab LLC of Lebanon, New Hampshire (Adimab), for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for ONT-380 and ONT-10, our success in obtaining regulatory approval for ONT-380 and ONT-10, and our ability to establish commercial markets for these drugs. As ONT-380 and ONT-10 are in early clinical development, we do not expect to realize any revenues associated with the commercialization of these product candidates for the foreseeable future.

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

Our Strategy

Our strategy is primarily focused on the development of therapeutic products for the treatment of cancer. Our pipeline includes the clinical-stage product candidates, ONT-380 and ONT-10, and a pre-clinical inhibitor of checkpoint kinase 1. We intend to supplement our product pipeline through internal discovery research and selective in-licensing. We believe the development of multiple products increases our opportunity for success, diversifies risk, creates development synergies and allows us to establish strategic partnerships. Our pipeline is the foundation on which we intend to build a valuable oncology franchise. Key elements of our strategy are to:

Advance our clinical stage product candidates. Our primary focus is advancing our pipeline of clinical-stage product candidates: ONT-380 and ONT-10. To that end, we maintain internal expertise in our research and development, regulatory and clinical groups. We also have relationships with key scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

Increase our product pipeline through discovery research and preclinical development. We seek to develop new product candidates through internal discovery research. We intend to use our recently acquired protocell technology to develop product candidates in oncology, and potentially, certain rare diseases. To support these efforts we have expanded our internal research capability and maintain expertise in pre-clinical and technical development. We also supplement our internal efforts with collaborations to expand the range of potential product opportunities. For example, in 2013 we initiated a collaboration with Sentinel to perform chemistry and analytical services for the development of novel Chk1 kinase inhibitors. In addition, we recently initiated a collaboration with Adimab for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

Acquire or in-license attractive product candidates and technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to acquire or in-license from biotechnology and pharmaceutical companies and academic institutions. For example, in late 2014 we completed an exclusive license agreement with Array for the development, manufacture and commercialization of ONT-380, replacing a prior collaboration agreement. In addition, in August 2014 we acquired Alpine for its protocell technology. We plan to continue supplementing our internal development programs through strategic acquisition or in-licensing transactions.

Support our internal activities with strategic collaborations and out-licensing. We believe that our protocell technology has the potential to create more product opportunities than we will be able to develop ourselves. We intend to license these opportunities to collaborators, potentially providing resources to support our internal activities. We may also enter into collaborations, acquisitions or license arrangements at appropriate stages in our research and development process to advance the development or potential commercialization of our product candidates. Such relationships can supplement our own internal expertise in areas such as discovery research, clinical trials and manufacturing, as well as provide us with access to licensees’ marketing, sales and distribution capabilities.

Product Candidates Overview

Product Candidate	Technology	Most Advanced Indication	Development Stage
ONT-380	Small Molecule	Breast cancer	Phase 1b
ONT-10	Immunotherapy	To be determined	Phase 1b

In the table above, under the heading “Development Stage,” “Phase 1b” indicates initial clinical testing of safety, dosage tolerance, pharmacokinetics and pharmacodynamics. “Pre-clinical” indicates undergoing toxicology and pharmacology studies intended to support subsequent clinical development.

Clinical-Stage Product Candidates

ONT-380

ONT-380 (previously known as ARRY-380) is an orally active, reversible and selective small-molecule HER2 inhibitor. HER2, also known as ErbB2, is a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers such as gastric and ovarian cancer. We are developing ONT-380 under an exclusive license arrangement with Array. We intend to develop ONT-380 primarily for the treatment of metastatic breast cancer, including patients with brain metastases.

Breast cancer. Breast cancer is the most common form of cancer in women worldwide, and the second leading cause of cancer-related death in women in North America. The American Cancer Society estimates that in 2015 more than 230,000 women in the U.S. will develop breast cancer and more than 40,000 will die from the disease. Approximately 15-20% of breast cancers overexpress HER2.

The treatment of breast cancer differs by stage and includes surgery and radiation for most earlier stage patients. The addition of HER2 targeted agents, including antibody-based therapies and a small molecule, has led to significant improvements in progression-free and overall survival, both in the adjuvant setting and for patients with metastatic disease. There are currently four approved agents for the treatment of HER2-positive breast cancer, Herceptin (trastuzumab), Perjeta (pertuzumab), Kadcyla (ado-trastuzumab emantasine, TDM1) and Tykerb (lapatinib). The size of the worldwide market for these agents in 2014 exceeded $8 billion.

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

A Phase 1 trial of ONT-380, with both dose-escalation and expansion components, was completed by Array in 50 patients, 43 of whom had HER2+ metastatic breast cancer. All HER2+ breast cancer patients had progressed on a Herceptin-containing regimen. In addition, over 80% had been treated with Tykerb, with many having progressed on therapy. In this study, ONT-380 demonstrated an acceptable safety profile; treatment-related adverse events were primarily Grade 1. Because ONT-380 is selective for HER2 and does not inhibit the epidermal growth factor receptor (EGFR), there was a low incidence and severity of treatment-related diarrhea, rash and fatigue. Additionally, there were no treatment-related cardiac events or Grade 4 treatment-related adverse events reported. Twenty-two HER2+ breast cancer patients with measurable disease were treated with ONT-380 at doses greater than or equal to 600 mg BID. In this heavily pretreated patient population, there was a clinical benefit rate (partial response [n = 3] plus stable disease for at least 6 months [n = 3]) of 27%.

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

In December 2014, we announced that interim data from these two ongoing Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. In the trial of ONT-380 in combination with Herceptin and/or Xeloda, data were available for 21 patients, including seven in the ONT-380 plus Xeloda cohort, eight in the ONT-380 plus Herceptin cohort, four in the ONT-380 plus Xeloda and Herceptin cohort, and two in an ongoing expansion cohort in patients with untreated or progressive central nervous system (CNS) metastases, both treated with ONT-380 plus Herceptin.

Seventeen of the patients were evaluable for best overall response using RECIST 1.1 criteria. In the ONT-380 plus Xeloda cohort, four patients had a partial response (PR) and three patients had stable disease (SD), for an overall clinical benefit rate of 100 percent (defined as either PR/CR or stable disease for > 6 months). In the ONT-380 plus Herceptin cohort, best response was a complete response (CR) in one patient, PR in two patients, SD in four patients, and progressive disease (PD) in one patient. Two patients in the ONT-380 plus Xeloda and Herceptin cohort were evaluable for response, one of whom had a PR and one PD. One patient in the CNS expansion cohort had a PR and the other SD.

Fourteen of the 21 patients in this trial had a history of CNS metastases, of whom six had evaluable CNS target lesions per modified RECIST 1.1 at the time of entry into the trial. Of these, best initial CNS response was SD, with decreases in CNS target lesions in four patients.

In the trial of ONT-380 in combination with Kadcyla, data were available for 17 patients, of whom 16 were evaluable for response. Patients in this trial were heavily pre-treated, having received a median of two prior systemic treatments for metastatic disease, including prior pertuzumab in six, and prior lapatinib in five. Best overall response was PR in five patients, SD in seven patients, and PD in four patients. Nine patients in this trial had a history of CNS metastases, of whom four had evaluable CNS target lesions per modified RECIST 1.1 at the time of entry into the trial. Three of these four patients had SD in the CNS, including two with decreases in measurable target lesions.

ONT-380 was well-tolerated in both studies and in all combinations tested. The most common adverse events included nausea and vomiting, diarrhea, fatigue and elevated liver function tests. Most adverse events were grade 1 or 2 in severity. Elevated liver function tests were more common in patients also receiving Kadcyla. No grade 3 diarrhea was seen in either trial; anti-diarrheal prophylaxis was not a study requirement.

The Dana-Farber Cancer Institute, Boston, Massachusetts, is also currently conducting an investigator-sponsored trial of ONT-380 in combination with Herceptin in patients with brain metastases from HER2+ breast cancer.

ONT-10

We have developed a completely synthetic MUC1-based liposomal glycolipopeptide cancer vaccine, ONT-10, for potential use in several cancer indications, including breast, thyroid, colon, stomach, pancreas, ovarian and prostate, as well as certain types of lung cancer. The ONT-10 glycolipopeptide combines carbohydrate and peptide determinates in a multi-epitopic vaccine that evokes both cellular and humoral immune responses against major cancer-associated epitopes expressed on adenocarcinomas. ONT-10 includes our synthetic adjuvant PET Lipid A and is manufactured using our proprietary liposomal delivery technology. We currently own all rights to ONT-10.

We are conducting a two-part Phase 1 clinical trial of ONT-10. Part 1 is complete and studied a dose escalation schedule in 49 patients to determine the maximally tolerated and/or recommended dose of ONT-10 administered either once every other week or once every week over an 8 week period. Part 2 is investigating the safety of ONT-10 at the maximally tolerated or recommended dose in up to 15 additional patients in each of breast or ovarian cancer. Enrollment in Part 2 is complete. The ability of ONT-10 to induce both a humoral and a cellular immune response is being investigated in both parts of the study. Patients with stable disease for at least twelve weeks after starting treatment with ONT-10 are eligible for a separate maintenance protocol in which the same dose of the vaccine is administered every six weeks until tumor progression. Patients from both parts of the Phase 1 trial are currently enrolled in this maintenance protocol.

Data from the dose escalation portion of this trial were reported in June 2014. As of that date, the trial had enrolled 49 patients with malignancies of types associated with the expression of the tumor-associated antigen MUC1, including ovarian cancer (14), breast cancer (10), colorectal cancer (7), pancreatic cancer (5), endometrial cancer (4), and lung cancer (4). The patients were extensively pretreated, having received multiple lines of prior therapy (median 3, range 1-11). ONT-10 was administered at doses from 250 µg up to 2000 µg weekly, and from 250 µg up to 2000 µg every other week.

ONT-10 was well-tolerated in this trial, with no treatment-related serious adverse events identified. The most common treatment-related adverse events were fatigue and injection site reactions, all of which were mild to moderate in severity. A dose-limiting toxicity was not identified, and 2000 µg weekly was selected as the dose for future studies.

Patients without disease progression by Immune-Related Response Criteria (irRC) for at least twelve weeks after starting treatment with ONT-10 were eligible for the maintenance protocol. As of the time of the June 2014 update, 31 of 43 patients (72%) evaluable for response had entered the maintenance protocol. Eleven patients were without disease progression for at least six months (range, 6.4-26 months). A decrease in the size of nodal disease was seen in two patients with ovarian cancer.

A significant endpoint of the trial was to determine if ONT-10 stimulated the production of MUC1-specific antibodies as seen in preclinical animal models. IgM and IgG anti-MUC1 antibodies were observed in the majority of patients with many titers exceeding 1:50,000. The data support a dose and schedule response, with the greatest IgG response occurring at 1000-2000 µg weekly.

We recently initiated a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex. Varlilumab is a fully human monoclonal antibody that targets CD27, a critical molecule in the activation pathway of lymphocytes. The trial is an open-label Phase 1b study of ONT-10 administered at the recommended single agent dose in combination with varlilumab at two dose levels in up to 42 patients with advanced breast or ovarian cancer. The primary objective of the trial is to determine the safety and tolerability of the combined therapy. Additional objectives include evaluations of the impact of combination treatment on MUC1-specific humoral and cellular immune responses, T-cell activation markers and levels of regulatory T-cells, and anti-tumor effects.

Pre-clinical Product Candidates

Checkpoint kinase 1 inhibitors

Checkpoint kinase 1 (Chk1) is a protein kinase that is activated in response to DNA damage and DNA replication stress. Together with other cellular factors, Chk1 provides a coordinated “checkpoint” to arrest the cell division cycle in response to damaged DNA. The induction of this cell cycle checkpoint enables cells to repair DNA lesions and ensures the fidelity of the cell division process. Cancer cells commonly have mutations that reduce or eliminate the activity of DNA damage response factors that function in parallel with Chk1. These mutations make tumor cells more reliant on the activity of Chk1 to provide cell cycle checkpoint control, which may make them more sensitive to Chk1 inhibitors and produce a synergistic tumor killing effect when combined with DNA targeted chemotherapy drugs.

In pre-clinical studies, Chk1 inhibitors have been shown to inhibit tumor growth as single agents and can substantially increase the effectiveness of anti-cancer drugs that induce DNA damage or target DNA replication. There are currently no marketed drugs which specifically target Chk1. Genentech is conducting a Phase 1 trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. Eli Lilly and Company is developing an intravenous Chk1 inhibitor in patients with cancer, currently in Phase 2.

We are developing a series of highly potent, selective, and orally active Chk1 inhibitors in collaboration with Sentinel . We have identified lead molecules, and currently expect to initiate IND-enabling studies this year. Under terms of our agreement with Sentinel, we are responsible for clinical development, manufacture and commercialization.

Discovery Research

Protocells

Protocells are nanoparticles designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to use the protocell technology to develop product candidates for the treatment of cancer and rare diseases, either alone or with partners.

Each protocell consists of a very small silica sphere surrounded by a lipid bilayer. The silica sphere is synthesized with many small pores and tunnels, creating a large surface area to which the cargo to be delivered is adsorbed. This large surface area enables the delivery of significantly greater quantities of payload than comparably sized liposomes with the payload in solution. The silica also supports the lipid bilayer, which stabilizes the layer and allows the use of fluid lipids. Targeting ligands incorporated in the lipid bilayer can rapidly diffuse, allowing the ligands to interact with multiple receptors to increase the strength of binding to the target. The ability of the targeting ligands to diffuse limits the overall number required, which may decrease any potential immune response to the protocell.

We are currently focusing our activities with protocells on the delivery of mini-circle DNA or mRNA to produce proteins intracellularly in specifically targeted organs or cells. For example, protocells may allow in vivo delivery of nucleic acids encoding for a chimeric antigen receptor to T cells, thereby creating an “off-the-shelf” CAR-T program. As another example, protocells may allow for the delivery of nucleic acids coding for a specific enzyme and thus be applicable to the treatment of certain protein or enzyme deficiency diseases. We are also investigating the targeting of protocells specifically to tumors. In oncology, protocells may be used for the delivery of small molecules, including cytotoxic drugs, targeted agents or protein toxins.

We believe that the potential of the protocell technology to deliver a wide variety of targets may allow us to create multiple product candidates, not all of which we will be able to develop ourselves. We intend to seek partners to develop these additional product candidates, while retaining the rights to the technology platform for ourselves.

Immunotherapy

We are collaborating with Adimab for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology. We are utilizing our internal expertise in immunotherapy to screen antibodies identified by Adimab against one or more targets which we have selected. The program is at an early discovery phase.

License Agreements

Array BioPharma Inc. In December 2014 we entered into a license agreement with Array. Pursuant to the license agreement, Array has granted us an exclusive license to develop, manufacture and commercialize ONT-380. The license agreement replaced a development and commercialization agreement under which we and Array were previously jointly developing ONT-380. As part of the agreement, we paid Array $20 million as an upfront fee. In addition, we will pay

Array a portion of any payments received from sublicensing ONT-380 rights. If we are acquired within three years of the effective date of the license agreement, Array will be eligible for up to $280 million in commercial milestone payments. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380

STC.UNM. In August 2014, we acquired Alpine and by way of assignment became a party to an exclusive license agreement with STC.UNM, a New Mexico nonprofit corporation affiliated with the University of New Mexico with respect to technology relating to protocells, a mesoporous silica nanoparticle delivery platform. Under the terms of the license, we have the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license. Under the license, STC.UNM is eligible to receive success-based milestone payments up to $5 million, a double-digit royalty on commercial sublicensing income and a low single-digit royalty on net sales based on events as outlined in the license agreement.

Merck KGaA. In May 2001, we and Merck KGaA entered into a collaborative arrangement to pursue joint global product research, clinical development and commercialization for two product candidates, including tecemotide (formerly known as L-BLP25 or Stimuvax), a MUC1-based liposomal cancer vaccine. This collaboration agreement was subsequently revised and ultimately replaced in 2008 with a license agreement. Under the 2008 license agreement, (1) we licensed to Merck KGaA the exclusive right to develop, commercialize and manufacture tecemotide and the right to sublicense to other persons all rights licensed to Merck KGaA by us, (2) we transferred certain manufacturing know-how, (3) we agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (4) if we intend to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights. In 2014 Merck KGaA announced that it does not intend to continue the clinical development of tecemotide. Merck KGaA is continuing to support certain investigator-sponsored studies of tecemotide.

Collaborations

Sentinel Oncology Ltd. In 2014 we signed a research collaboration agreement with Sentinel for the discovery of novel Chk1 inhibitors. Under the agreement we make payments to Sentinel to support their chemistry research. We are responsible for pre-clinical and clinical development, manufacture and commercialization of any resulting compounds. Sentinel is eligible to receive success-based development and commercial milestone payments up to $90 million GBP based on development and commercialization events, including the initiation of cGMP toxicology studies, the initiation of certain clinical trials, regulatory approval and first commercial sale. Sentinel is also entitled to a single-digit royalty based on net sales.

Celldex Therapeutics, Inc. We are collaborating with Celldex on a combined clinical trial of ONT-10 and varlilumab, a fully human monoclonal antibody that targets CD27. The trial is being conducted by Oncothyreon at our expense. We and Celldex will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together. Neither Oncothyreon nor Celldex has granted the other a license, or any other rights, to its product candidate. There are no payments due under this agreement.

Adimab LLC. In late 2014 we initiated a collaboration with Adimab for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology. Oncothyreon will have sole responsibility for the manufacture, development and commercialization of any antibody products which result. The collaboration is currently at an early discovery stage. Adimab is entitled to research funding, success-based development milestone payments up to $17 million and a low single digit royalty based on net sales.

Acquisitions

On August 8, 2014, we entered into an Agreement and Plan of Reorganization (Merger Agreement) with Alpine, a privately held biotechnology company developing protocells, a nanoparticle capable of delivery of nucleic acids, proteins, peptides and small molecules. Pursuant to the terms and conditions set forth in the Merger Agreement, on August 8, 2014, through a merger sub, we consummated the acquisition of Alpine. In connection with the closing of the acquisition, we issued 9,245,344 shares of our common stock in exchange for all of the outstanding capital stock of Alpine (Merger Consideration). The issued shares represented ten percent of our capital stock on a fully-diluted basis immediately following the acquisition and reflected adjustments made pursuant to the Merger Agreement. The shares are subject to certain resale restrictions. An amount of stock equal to 12.5% of the Merger Consideration was placed in escrow as security for the indemnification obligations of Alpine’s stockholders. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on our own or with partners.

Patents and Proprietary Information

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2014, we owned approximately 15 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to 21 U.S. patents and patent applications, as well as the corresponding foreign patents and patent applications.

Our patents and patent applications are directed to our product candidates as well as to our protocell technology and liposomal formulation technology. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators.

Our clinical product candidates are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates will expire over the following time frames:

Product Candidate	Expiration of U.S. Patent Protection
ONT-10	2023 (patent) – 2032 (patent, application)
ONT-380	2031 (patent) – 2033 (patent application)

In addition, our composition of matter patents for ONT-10 will expire in 2032. We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

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

We manufacture the active pharmaceutical ingredients (API’s) used in ONT-10 at contract manufacturing organizations. The MUC-1 peptide API has been manufactured at two different sites and we believe we could successfully manufacture at other sites if necessary. PET Lipid A is currently manufactured at a single site, and a second manufacturing site has been selected and can be used if needed. If our current contract manufacturer failed to manufacture PET Lipid A, clinical trials could be delayed while we transfer manufacturing to the secondary site. Because there are specific requirements for manufacturing ONT-10, there are a limited number of contract manufacturers available to us. If our contract manufacturer would not have capacity to manufacture ONT-10, future clinical trials could be delayed.

For our small molecule programs, we rely on third parties to manufacture both the API and drug product. Under our prior collaboration agreement with Array for the development of ONT-380, Array was responsible for the manufacture of ONT-380, which they outsourced to third parties. In December 2014, we entered into an exclusive license agreement with Array to develop, manufacture and commercialize ONTY-380. Under the exclusive license agreement, which superseded the collaboration agreement, we are responsible for the manufacture of ONT-380, which we plan to outsource to third parties.

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

ONT-380. ONT-380 is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb®) for the treatment of metastatic breast cancer, and Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib in Phase 3.

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

U.S. Government Regulation

In the United States, the information that must be submitted to the Food and Drug Administration (FDA) in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application (NDA) route for approval, a new biologic will follow the biologics license application (BLA) route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Application (ANDA) route for approval.

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

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2014, 2013 and 2012, we expended approximately $41.9 million, $33.2 million and $22.0 million, respectively, on research and development activities. Our research and development expenses included a $10.0 million upfront license payment to Array in 2013 upon initiation of our ONT-380 collaboration, and a $20.0 million upfront license payment to Array in 2014 in connection with our exclusive license of ONT-380.

Employees

As of December 31, 2014, we had 49 employees, 36 of whom are engaged in development activities, 13 in finance and administration, and 12 of whom hold Ph.D. and/or M.D. degrees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, including net loss, for the years ended December 31, 2014, 2013 and 2012, our total assets, liabilities and stockholders’ equity as of December 31, 2014 and 2013, is included in our audited financial statements located elsewhere in this Annual Report on Form 10-K.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, in September 2014 Merck KGaA announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III NSCLC, including the Phase III START2 and INSPIRE studies. In addition, the ongoing Phase 1 trials for ONT-380 and ONT-10 may fail to demonstrate that either product candidate is sufficiently safe and effective to warrant further development.

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

ONT-380 is an early stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that ONT-380 is effective in treating breast cancer or central nervous system disease or may indicate safety profile concerns not indicated by early clinical data. In December 2014, we announced that interim data from these ongoing Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. However, these trials are not yet complete, and even if final Phase 1 data are encouraging, further trials will be necessary to establish safety and efficacy.

If the results of the current Phase 1 ONT-380 trials, or of future ONT-380 trials, do not indicate a favorable safety and efficacy profile for ONT-380, or otherwise fail to support the continued development of ONT-380, a substantial decline in the price of our common stock could result. There can be no assurance as to whether we will be able to successfully develop and commercialize ONT-380.

Our pipeline as a whole is subject to the inherent risks of early stage pharmaceutical development.

As a function of their development stage, preclinical programs and product candidates in early clinical development are inherently subject to a high degree of risk. Research programs to identify new product candidates require substantial technical, financial and human resources. Because our current product pipeline is comprised of product candidates in pre-clinical development and Phase 1 trials, our business is heavily subject to the risks of early stage pharmaceutical development.

If we are not able to advance our preclinical programs, including our investigation of the utility of checkpoint kinase 1 inhibitors, and our Phase 1 product candidates fail, our pipeline of products in development could be reduced or eliminated. This would cause our stock price to decline and could have a material adverse effect on our business, including but not limited to our ability to raise capital to rebuild our pipeline and develop future product candidates.

We may not be successful in our efforts to use our protocell platform to develop a pipeline of product candidates or create partnership opportunities.

We intend to use our protocell platform to discover and develop our own product candidates. Our protocell platform is at an early stage of development and has not yet, and may never, lead to the development of product candidates. Even if we are successful in developing new product candidates, such product candidates may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success.

We also intend to enter into strategic partnerships with respect to our protocell platform, including business development transactions that license certain rights to our protocell platform to third parties and research collaborations. We may not be successful in entering into any capital-generating transactions with respect to this technology. Establishing strategic partnerships is difficult and time-consuming. Potential partners may reject partnerships based upon their assessment of our technology or product offerings or our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of partners on acceptable terms, we may not be able to commercialize our products or generate sufficient revenue to fund further research and development efforts. Even if we establish new partnerships, these relationships may never result in the successful development or commercialization of any product candidates.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of December 31, 2014, our accumulated deficit was approximately $482.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical evaluation and approval by the U.S. Food and Drug Administration (FDA) and non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we can make no assurance that we would be capable of economically producing the product or that the product would be commercially successful.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

We are currently conducting two Phase 1b trials for ONT-380, one Phase 1 trial for ONT-10 and collaborating with Celldex to conduct a combination Phase 1b trial of ONT-10 and varlilumab. There can be no assurance that these and future trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

Further, we may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we can commercialize the product described in the application. Additionally, even if applications are submitted, regulatory approval may not be obtained for any of our product candidates, and regulatory agencies could require additional studies to verify safety or efficacy, which could make further development of our product candidates impracticable. If our product candidates are not shown to be safe and effective in clinical trials, we may not receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations.

We currently rely on third-party manufacturers to supply our product candidates. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

Under our prior collaboration agreement with Array for the development of ONT-380, Array was responsible for the manufacture of ONT-380, which they outsourced to third parties. In December 2014, we entered into an exclusive license agreement with Array to develop, manufacture and commercialize ONT-380. Under the exclusive license agreement, which superseded the collaboration agreement, we are responsible for the manufacture of ONT-380, which we plan to outsource to third parties. Celldex is responsible for the manufacture of varlilumab, and we are responsible for the manufacture of ONT-10, which we outsource to third parties for the planned combination trial of ONT-10 and varlilumab. If our or Celldex’s third-party manufacturers cease or interrupt production or if our or Celldex’s third-party manufacturers and other service providers fail to supply materials, products or services to them for any reason, or there are challenges in transferring the ONT-380 manufacturing process from Array to us, such interruption could delay progress on our programs, with the potential for additional costs. Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to certain of our product candidates, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Any manufacturer of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

We are currently conducting Phase 1 clinical trials for ONT-380 and ONT-10. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	safety issues or side effects;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	our ability to obtain regulatory approval to commence a clinical trial and conduct a trial in accordance with good clinical practices;

•	our ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.

It is possible that none of our product candidates will complete clinical trials in any of the markets in which we intend to sell those product candidates. Accordingly, we may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

The failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays if we are unable to enroll enough patients to timely initiate or complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues.

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

Pursuant to our 2008 license agreement with Merck KGaA, Merck KGaA has the exclusive right to develop, manufacture and commercialize tecemotide in return for our right to receive cash payments upon the occurrence of certain events and royalties based on net sales. Merck KGaA has the right to terminate the license agreement upon thirty days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of tecemotide that would materially and adversely affect tecemotide’s medical, economic or competitive viability. In September 2014, Merck KGaA announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III NSCLC. Merck KGaA may ultimately decide not to continue development of tecemotide as a combination therapy or in any manner and may terminate the 2008 license agreement. Any future payments under the license agreement, including royalties to us, will depend on whether Merck KGaA decides to advance tecemotide through development and commercialization.

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

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

Regulatory agencies may require us to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, all statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated delays in clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in May 2013, we began collaborating with Array to develop ONT-380 and in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize ONT-380. In August 2014, we acquired Alpine Biosciences, Inc., a biotechnology company developing protocells. Acquisitions, collaborations and in-licenses, including our ONT-380 license agreement and Alpine acquisition, involve numerous risks, including:

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

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage collaboration or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	under our license agreement with Array, Array is responsible for the prosecution of patents related to ONT-380, and they may not effectively prosecute and protect those patents;

•	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

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

If our vaccine technology, protocell platform or our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us.

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

These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates or technology, which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the pharmaceutical industry.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. We may not be able to enter into such arrangements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. In particular, we experienced significant volatility after we and Merck KGaA announced in December 2012 that tecemotide failed to meet its primary endpoint in a Phase 3 trial. We experienced additional volatility in May 2013 following an additional release regarding the Merck KGaA study of tecemotide and the release of the results of our trials of PX-866. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results of pre-clinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

•	public concern as to the safety of products developed by us or others;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	comments by securities analysts;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the incurrence of debt;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

We may seek to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.

We expect that we will seek to raise additional capital from time to time in the future. For example, in connection with our February 2015 public offering, we sold an aggregate of 14,699,660 shares of our common stock and 1,333 shares of our Series B convertible preferred stock.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our September 2014 and February 2015 public offerings, we issued 10,000 shares of Series A convertible preferred stock and 1,333 shares of Series B convertible preferred stock, respectively, each share of which is convertible into 1,000 shares of the Company’s common stock, subject to certain ownership restrictions. Concurrent but separate from these offerings, we entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B Convertible Preferred Stock.

We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of December 31, 2014, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In July 2013, we commenced selling our common stock through the “at the market” equity offering program under our Sales Agreement with Cowen. As of December 31, 2014, we had sold an aggregate of 8,364,379 shares under this equity offering program for net proceeds of approximately $16.1 million. In connection with our September 2014 public offering, we terminated the Sales Agreement as of September 17, 2014. In our September 2014 public offering, we sold 11,500,000 shares of our common stock and 10,000 shares of our Series A convertible preferred stock for net proceeds of approximately $40.2 million. In our February 2015 public offering, we sold 14,699,660 shares of common stock and 1,333 shares of Series B convertible preferred stock for net proceeds of approximately $22.4 million. We will have broad discretion over the use of proceeds from the sale of those shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

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

	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$4.08	$1.73
Second Quarter	3.56	2.16
Third Quarter	3.60	1.92
Fourth Quarter	2.35	1.52
Fiscal year ended December 31, 2013:
First Quarter	$2.42	$1.80
Second Quarter	2.81	1.55
Third Quarter	2.43	1.57
Fourth Quarter	2.15	1.67

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of February 28, 2015, there were 106,301,012 shares of our common stock outstanding held by approximately 658 stockholders of record and approximately 22,165 stockholders in nominee name.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index, NASDAQ Pharmaceutical Index, NASDAQ Biotechnology Index, RDG MicroCap Biotechnology Index and a composite S&P/TSX index from December 31, 2009 through December 31, 2014. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oncothyreon Inc, the S&P/TSX Composite Index,

the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the NASDAQ

Biotechnology Index and the RDG MicroCap Biotechnology Index

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Unregistered Sale of Equity Securities

During the three months ended December 31, 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2014.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except share and per share data.)
Consolidated Statements of Operations Data:
Total revenues	$—	$—	$—	$145	$18
Total operating expenses	50,835	41,223	28,499	24,844	19,502
Loss from operations	(50,835)	(41,223)	(28,499)	(24,699)	(19,484)
Net loss (1)	$(49,963)	$(38,759)	$(3,415)	$(42,656)	$(15,618)

Loss per share — basic	$(0.64)	$(0.62)	$(0.06)	$(1.12)	$(0.58)

Loss per share — diluted	$(0.64)	$(0.62)	$(0.53)	$(1.12)	$(0.72)

Weighted average number of common shares outstanding — basic	77,619,807	62,387,616	53,728,672	38,197,666	26,888,588

Weighted average number of common shares outstanding — diluted	77,619,807	62,387,616	54,899,955	38,197,666	26,972,969

	As of December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except share data.)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$57,671	$60,027	$81,254	$63,876	$28,877
Total assets	$103,401	$77,746	$89,435	$71,539	$34,445
Total long-term liabilities	$7,430	$1,536	$4,041	$33,236	$13,727
Stockholders’ equity	$91,266	$71,550	$82,323	$33,433	$18,857
Common shares outstanding	91,601,352	70,673,143	57,216,237	43,613,107	30,088,628

(1)	Net loss includes income (expense) from the change in fair market value of warrant liability of $0.8, $2.3, $25.5, ($17.6) and 3.0 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Please refer to the audited financial statements included elsewhere in this Annual Report on Form 10-K for details on net loss for the years ended December 31, 2014, 2013 and 2012. For additional information on net loss for the year ended December 31, 2011 and 2010, please refer to our Annual Reports on Form 10-K for such years.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are developing ONT-380 for the treatment of HER2-positive metastatic breast cancer. ONT-380 is a small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers, such as gastric and ovarian cancer. Over-expression of HER2 in breast cancer is associated with increased mortality in early stage disease, decreased time to relapse, and increased incidence of metastases. We have an exclusive license agreement with Array to develop, manufacture and commercialize ONT-380.

We are currently conducting two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). In December 2014, we announced that interim data from these Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Each of these ongoing trials is also enrolling a cohort of patients with HER2-positive breast cancer metastatic to the central nervous system (CNS). ONT-380 has demonstrated superior activity, based on overall survival, compared to Tykerb® (lapatinib) and to the investigational drug, neratinib, in an intracranial HER2+ breast cancer xenograft model. This provides a rationale to explore whether ONT-380 can provide benefit to patients with brain metastases, which occur in approximately one-third of women with metastatic HER2+ breast cancer.

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against the Mucin 1 peptide antigen (MUC1). Results from this trial have demonstrated that ONT-10 activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. This trial is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist. We are also conducting a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex.

We are increasingly focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts, in August 2014 we acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on our own or with partners. We are also collaborating with Sentinel for the development of novel small molecule Chk1 kinase inhibitors. We have identified a lead product candidate molecule, for which we currently expect to file an Investigational New Drug application (IND) in late 2015. In addition, we recently initiated a collaboration with Adimab for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date, and we do not expect to recognize any material revenue for the foreseeable future. In particular, our ability to generate revenue in future periods will depend substantially on the progress of ongoing and/or future clinical trials for ONT-380 and ONT-10, our success in obtaining regulatory approval for ONT-380 and ONT-10, and our ability to establish commercial markets for these drugs. As ONT-380 and ONT-10 are in early clinical development, we do not expect to realize any revenues associated with the commercialization of these product candidates for the foreseeable future.

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

We have incurred substantial losses since our inception. As of December 31, 2014, our accumulated deficit totaled $482.0 million. We incurred a net loss of $50.0 million for the year ended December 31, 2014 compared to a net loss of $38.8 million for the same period in 2013. The increase in loss for the year ended December 31, 2014 was primarily due to higher research and development expenses, primarily as a result of an increase of $10.0 million in license fees paid to Array. In December 2014 we paid Array $20.0 million upon entering into an exclusive license agreement. The exclusive license agreement superseded the collaboration agreement with Array under which we paid Array $10.0 million in 2013. See the section captioned “Note 8 - Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. The increase in loss was also due to increases in general and administrative expenses and lower non-cash income from the change in the fair value of our warrant liability, which was $0.8 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013. The change in the fair value of our warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

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

Interest Expense. Interest expense consists of interest paid and accrued and includes non-cash amortization of the debt discount and capitalized loan fees. For more information, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in May 2009 and September 2010 are classified as a liability due to their potential settlement in cash and other terms, and as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants issued in connection with our May 2009 securities offering expired in May 2014. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 3 — Fair Value Measurements” and “Note 6 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Income Tax Benefit (Provision) for Income Tax. Due to our history of significant losses, we do not recognize the benefit of net operating losses and have established a full valuation allowance against our net deferred tax assets since the realization of these benefits is not reasonably assured.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	goodwill impairment;

•	indefinite-lived intangible assets — in-process research and development (IPR&D);

•	share-based compensation;

•	warrant liability; and

•	business combinations.

Goodwill Impairment

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year, or more frequently when events or changes in circumstances indicate that the asset may be impaired. As of December 31, 2014, we had one reporting unit and there was an excess of fair value compared to the carrying value. There were no impairment charges recorded for any of the periods presented.

Indefinite-lived Intangible Assets — IPR&D

Intangible assets with indefinite lives represent the value assigned to IPR&D that, as of the acquisition date, the Company determined that technological feasibility had not been established, and the IPR&D had no alternative future use. The IPR&D will be subject to annual impairment testing until completion or abandonment of the projects. Upon completion of the project, the Company will make a separate determination of useful life of the IPR&D and the related amortization will be recorded as an expense over the estimated useful life. If the IPR&D is abandoned, the carrying value of the asset will be expensed. All research and development costs incurred subsequent to the acquisition of Alpine are expensed as incurred. The Company performs an annual impairment assessment on October 1 of each year for the IPR&D assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of IPR&D is measured by comparing the carrying amount of the asset to the fair value. If the Company determines that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2014, no impairment charges were recorded for any of the periods presented.

Share-based Compensation

We maintain a share option plan under which an aggregate of 5,217,535 shares of common stock underlie outstanding options and, as of December 31, 2014, an aggregate of 1,825,858 shares of common stock were available for future issuance. We maintain an Employee Stock Purchase Plan (ESPP) under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. As of December 31, 2014, there were 600,533 shares reserved for future purchases under the ESPP. We maintain a restricted share unit plan. On June 6, 2014, our stockholders approved an increase of 500,000 shares in the number of shares of our common stock reserved for issuance under the RSU Plan. As of December 31, 2014, an aggregate of 163,204 shares of common stock underlie restricted stock units (RSUs) were outstanding and an aggregate of 530,910 shares of common stock were available for future issuance. We have generally granted options to our employees and directors under the share option plan, and we have granted RSUs to non-employee directors under the RSU plan. Pursuant to an October 2011 amendment to the RSU plan, approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and we are required to deliver an amount in cash equal to the fair market value of approximately 25% of the vesting shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be re-measured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity.

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

Warrant Liability

In September 2010, we issued warrants to purchase 3,182,147 shares of our common stock respectively in connection with a registered direct offering of our common stock and warrants. These warrants are classified as liabilities due to potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. Accordingly, the estimated fair value of the outstanding warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Warrants to purchase 2,691,242 shares of our common stock from a May 2009 financing expired in May 2014. As of December 31, 2014, warrants to purchase 3,182,147 shares of our common stock from the September 2010 financings were outstanding.

Business Combination

In a business combination, we determine if the acquired property and activities meet the definition of a business under current accounting guidance. If the combination meets the definition of a business, we measure the significance of the combination to determine the required reporting and disclosure requirements for the transaction. Business combinations are required to be accounted for under the acquisition method which requires that identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value. In addition, all consideration transferred must be measured at its acquisition-date fair value.

When necessary, we use a third party valuation expert to determine the fair value of the identifiable assets and liabilities acquired. The estimated fair values of in-process research and development (IPR&D) acquired in a business combination which have not been fully developed are capitalized as indefinite-lived intangible assets and impairment testing is conducted periodically.

Results of Operations for the years ended December 31, 2014, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Operating expenses	$(50.8)	$(41.2)	$(28.5)
Interest expense	$—	$—	$(0.3)
Change in fair value of warrant liability	$0.8	$2.3	$25.5
Net loss	$(50.0)	$(38.8)	$(3.4)

Operating expenses were higher for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of an increase of $10.0 million in license fees paid to Array. In December 2014 we paid Array $20.0 million upon entering into an exclusive license agreement. The exclusive license agreement superseded the collaboration agreement with Array under which we paid Array $10.0 million in 2013. See “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We incurred a net loss of $50.0 million for the year ended December 31, 2014 compared to a net loss of $38.8 million for the year ended December 31, 2013. The increase in our net loss was primarily due to increases in operating expenses and lower non-cash income from the change in the fair value of our warrant liability, which was $0.8 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013.

Income or expense associated with the change in fair value of the warrant liability is the result of the re-measurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. In addition, the change in fair value was also due to the expiration of our May 2009 warrants. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

Research and Development

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Research and development	$41.9	$33.2	$22.0

The $8.7 million, or 26.2%, increase in research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was principally due to an increase of $10.0 million in license fees paid to Array. In December 2014 we paid Array $20.0 million upon entering into an exclusive license agreement. The exclusive license agreement superseded the collaboration agreement with Array under which we paid Array $10.0 million in 2013. See “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. In addition, the increase in research and development expense was also due to increased salaries and benefits of $0.7 million attributable to increased headcount, which was partly offset by a decrease in clinical trials expense of $2.5 million attributable to less activity related to the development of prior programs.

The $11.2 million, or 50.9%, increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was principally due to an upfront payment of $10.0 million to Array. For more information, see “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. In addition, the increase in research and development expense was also due to higher manufacturing development and preclinical expense of $2.7 million attributable to greater activity related to the development of our product candidates and increased salaries and benefits of $1.3 million attributable to increased headcount. The increase was partly offset by decrease in clinical trials expense of $2.8 million attributable to less activity related to the development of prior programs.

General and Administrative

	Years Ended December 31,
	2014	2013	2012
	(In millions)
General and administrative	$9.0	$8.0	$6.5

The $1.0 million, or 12.5%, increase in general and administrative expense for the year ended December 31, 2014 relative to the year ended December 31, 2013 was principally due to a $0.5 million increase in professional fees primarily related to our August 2014 acquisition of Alpine. For more information, see “Note 5 — Acquisition” of the audited financial statements included elsewhere in this Annual Report on Form 10-K. In addition, the increase in general and administrative expenses was also due to a $0.3 million increase in salaries and benefits expense attributable to increased headcount and a $0.2 million increase in director compensation expense primarily related to grants and the change in fair value of RSUs on conversion. For more information related to the liability-classified RSUs, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

We expect general and administrative expenses to be slightly lower in 2015 compared to 2014; however, these expenses will be subject to fluctuations related to the changes in the fair value of the RSU liability.

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

Interest Expense

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Interest expense	$—	$—	$0.3

There was no interest expense during the year ended December 31, 2014 and 2013. The $0.3 million interest expense for year ended December 31, 2012 included cash interest payments and non-cash amortization of debt issuance costs and debt discount associated with our term loan with General Electric Capital Corporation (GECC). We paid off the outstanding balance of the term loan in June 2012. For additional information, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Warrant Liability

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Change in fair value of warrant liability	$0.8	$2.3	$25.5

The $0.8 million, $2.3 million and $25.5 million non-cash income recorded during the year ended December 31, 2014, 2013 and 2012, respectively, was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock, volatility and expected life of our liability-

classified warrants. In addition, the change in fair value was also due to the expiration of our May 2009 warrants in May 2014. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 3 — Fair Value Measurements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Working Capital

As of December 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $10.5 million, short-term investments of $47.2 million and long-term investments of $6.0 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt, and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $10.5 million as of December 31, 2014 compared to $9.3 million as of December 31, 2013, an increase of $1.2 million, or 12.9%. The increase was primarily attributable to net proceeds of $40.2 million from our September 2014 concurrent but separate underwritten offerings of our common stock and Series A convertible preferred stock, which resulted in net proceeds of $21.6 million and $18.6 million, respectively. In addition, the increase was also the result of net investment redemption of $9.5 million, partly offset by cash used to fund our operations of $48.4 million and capital equipment purchases of $0.4 million.

As of December 31, 2014, our working capital (defined as current assets less current liabilities) was $54.1 million compared to $56.3 million as of December 31, 2013, a decrease of $2.2 million, or 3.9%. The decrease in working capital was primarily attributable to a decrease in short-term investments of $3.5 million, partly offset by an increase in cash and cash equivalents of $1.2 million and an increase in prepaid and other current assets of $0.2 million.

On February 11, 2015, we closed concurrent but separate underwritten offerings of 13,500,000 shares of our common stock at a price to the public of $1.50 per share, for estimated gross proceeds of approximately $20 million and 1,333 shares of our Series B Convertible Preferred Stock at a price to the public of $1,500 per share, for estimated gross proceeds of approximately $2 million. Each share of Series B Convertible Preferred Stock is non-voting and convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, we also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of our common stock. On February 18, 2015, we closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of our common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to us of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and estimated expenses of $1.6 million, were approximately $22.4 million.

On September 23, 2014, we closed concurrent but separate underwritten offerings of 10,000,000 shares of our common stock at a price of $2.00 per share and 10,000 shares of our Series A convertible preferred stock at a price of $2,000 per share. Each share of Series A convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock at the option of the holder, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of our common stock then outstanding. As part of the common stock offering, the underwriters exercised a 30-day option to purchase 1,500,000 additional shares of our common stock. Aggregate gross proceeds from the offerings were approximately $43.0 million. Aggregate net proceeds from the offerings, after commissions and estimated expenses of $2.8 million, were approximately $40.2 million.

On July 1, 2013, we commenced selling our common stock through the “at the market” equity offering program under a Sales Agreement with Cowen and Company, LLC. During the year ended December 31, 2013, we sold an aggregate of 8,346,901 shares of our common stocks for gross proceeds of $16.5 million. The net proceeds from the sale of the shares, after deducting commission of $0.5 million, were approximately $16.0 million. In connection with our September 2014 equity offerings, we terminated the Sales Agreement, effective September 17, 2014. For more information, see “Note 6 — Share Capital” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

On June 4, 2013, we closed a registered direct offering of 5,000,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at $2.00 per unit for gross proceeds of $10.0 million. After deducting offering expenses, net proceeds were approximately $9.9 million.

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from the sale and issuance of equity or debt securities, but we cannot predict whether financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to raise additional capital when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by our net loss. However, operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and changes in warrant liabilities.

Cash used by operating activities totaled $48.4 million for the year ended December 31, 2014, compared to $36.3 million for the year ended December 31, 2013. The increase was attributable primarily to an increase in general and administrative expense of $1.2 million and an increase of $10.0 million in license fees paid to Array. In December 2014, we paid Array $20.0 million upon entering into an exclusive license agreement. The exclusive license agreement superseded the collaboration agreement with Array under which we paid Array $10.0 million in 2013. See “Note 8 — Collaborative and License Agreements” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Net cash used in operating activities totaled $36.3 million for the year ended December 31, 2013, compared to $26.5 million for the year ended December 31, 2012. The increase was primarily due to an upfront payment of $10.0 million to Array in connection with our collaborative agreement in May 2013.

Cash Flows from Investing Activities

Cash provided by investing activities was $9.2 million for the year ended December 31, 2014, compared to cash used in investing activities of $2.7 million for the year ended December 31, 2013. This change was attributable primarily to redemption of investments, net of purchases, of $9.5 million for the year ended December 31, 2014 as compared to purchases, net of redemptions, of investments of $2.5 million for the year ended December 31, 2013.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $40.4 million during the year ended December 31, 2014, which consisted of net proceeds of approximately $40.2 million from our September 2014 concurrent but separate underwritten common stock and Series A convertible preferred stock offerings. Net proceeds from our common stock offering were $21.6 million and net proceeds from our Series A convertible preferred stock offering were $18.6 million.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and the acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2014:

		Payments Due by Period
	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
	(In thousands)
Operating leases	$2,453	$609	$1,240	$604	$—

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through July 2017 for certain office equipment.

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for ongoing licensing fees and royalties, as well as contingent payments when certain milestones (as defined in the agreements) have been achieved.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our licensors, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with licensors, clinical trial sites, manufacturers and other contract partners contain indemnification provisions and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of December 31, 2014, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the period presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. We are currently evaluating the impact this standard will have on our consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investment totaling $63.7 million and $72.6 million as of December 31, 2014 and 2013, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2014 and sustained throughout the period ended December 31, 2014, would have resulted in a decline in investment income of approximately $68,000 for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the COSO criteria (2013 framework) as of December 31, 2014.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, appearing below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oncothyreon Inc.

We have audited Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oncothyreon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oncothyreon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Oncothyreon Inc. and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 10, 2015

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names , ages and positions of each of our executive officers as of March 10, 2015 are set forth below.

Name	Age	Office
Executive Officers
ROBERT KIRKMAN, M.D.	66	President, Chief Executive Officer and Director
JAY VENKATESAN M.D.	43	Executive Vice President and General Manager
JULIA M. EASTLAND	50	Chief Financial Officer, Secretary and Vice President, Corporate Development
GARY CHRISTIANSON	60	Chief Operating Officer
DIANA HAUSMAN, M.D.	51	Chief Medical Officer
SCOTT PETERSON, Ph.D.	53	Chief Scientific Officer

Robert Kirkman, M.D. See “Directors, Executive Officers and Corporate Governance — Our Directors” included elsewhere in this Annual Report on Form 10-K for Dr. Kirkman’s biographical information.

Jay Venkatesan, M.D. has served as our executive vice president & general manager since August 2014 when we acquired Alpine Biosciences, Inc. From January 2014 until August 2014, Dr. Venkatesan served as chief executive officer of Alpine Biosciences, Inc following Alpine’s merger with Andaman Therapeutics, Inc. Dr Venkatasen was the chairman of Andaman Therapeutics, Inc. which he founded in October 2011. From May 2008 to August 2014, Dr. Venkatesan was the founder, portfolio manager and managing director of Ayer Capital Management, LP, a global healthcare long-short equity fund. Prior to founding Ayer Capital, he was a director at Brookside Capital Partners, the hedge fund group affiliated with Bain Capital, where he participated in overseeing the portfolio’s healthcare investments and was involved in evaluating public and private investments in all healthcare subsectors. Dr. Venkatesan also founded and served as the chief executive officer of Varro Technologies, a knowledge management software company focused on life sciences and was involved in healthcare venture investing at Patricof & Co. Ventures and consulting at McKinsey & Company. Dr. Venkatesan serves on the board of directors of Lion Biotechnologies, Inc. and AuraSense Therapeutics, both biopharmaceutical companies. Dr. Venkatesan received an M.D. from the University of Pennsylvania, School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A., magna cum laude, from Williams College.

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

Diana Hausman, M.D. has served as our chief medical officer since January 2012. Prior to that, from August 2009 until January 2012, she served as our vice president, clinical development. From 2005 to 2009, Dr. Hausman served in a variety of positions at Zymogenetics, Inc., a biopharmaceutical company, most recently as senior director, clinical research. From 2002 until 2009, Dr. Hausman served as senior associate medical director at Berlex Inc., a biopharmaceutical company. From 2001 to 2002, Dr. Hausman worked in drug safety at Immunex Corporation, a biopharmaceutical company. Dr. Hausman received her A.B. in Biology from Princeton University, and her M.D. from the University of Pennsylvania School of Medicine. She was trained in internal medicine and hematology/oncology at the University of Washington and is board certified in medical oncology.

Scott Peterson, Ph.D. was appointed as our chief scientific officer in June 2012. From June 2009 until June 2012, Dr. Peterson served as our vice president, research and development. From 2007 until 2009 Dr. Peterson served as director and department head, oncology research at Zymogenetics, Inc., a biopharmaceutical company. From 1999 to 2007, Dr. Peterson held a variety of positions at ICOS Corporation, a biopharmaceutical company. Dr. Peterson received his Ph.D. in chemistry (biochemistry) from the University of Colorado, Boulder and holds a B.S. in biology from Washington State University.

Our Directors

The name, age, position(s), term, board committee membership and biographical information for each member of our Board of Directors is set forth below as of March 10, 2015:

Directors Continuing in Office Until the 2015 Annual Meeting of Stockholders

Christopher Henney, Ph.D., age 74, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005. Dr. Henney is a member of our compensation and corporate governance and nominating committees. From 1995 to 2003, Dr. Henney was chairman and chief executive officer of Dendreon Corporation, a publicly-traded biotechnology company that he co-founded and from 2003 to 2005 continued as executive chairman. Dr. Henney was also a co-founder of Immunex Corporation and ICOS Corporation, both publicly-traded biotechnology companies before being sold. Our corporate governance and nominating committee believes that Dr. Henney’s qualifications for membership on the board of directors include his roles as co-founder of Dendreon, Immunex and ICOS, as well as his membership on the boards of directors of several development-stage biotechnology companies. Through his experience in working with biotechnology companies from founding until commercialization of their product candidates, Dr. Henney provides our board of directors with significant insights into the strategic, operational and clinical development aspects of the company. Dr. Henney currently serves as vice-chairman of the board of directors of Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company, chairman of the board of directors of Anthera Pharmaceuticals, Inc., a biopharmaceutical company and as a member of the board of directors of Prothena Corporation plc, a biotechnology company. Dr. Henney was the chairman of SGX Pharmaceuticals, Inc., a biotechnology company acquired by Eli Lilly in 2008, and a member of the board of directors of AVI BioPharma, Inc., a biopharmaceuticals company, until June 2010 and Mymetics Corp. during 2011. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham, England, where he also obtained his D.Sc. for contributions in the field of immunology. In 2011, he received the honorary degree of Doctor of the University from his alma mater for contributions to the biotechnology industry and in 2012 was elected to the Hall of Fame of the Association of International Biotechnology CEOs. Dr. Henney is a former professor of immunology and microbiology and has held faculty positions at Johns Hopkins University, the University of Washington and the Fred Hutchinson Cancer Research Center.

Steven P. James, age 56, was appointed as a member of our board of directors in February 2015. Mr. James is a member of our audit committee. Mr. James served as President and Chief Executive Officer of Labrys Biologics, Inc., from December 2012 until its acquisition by Teva Pharmaceuticals in July 2014. He was President and Chief Executive Officer of KAI Pharmaceuticals, Inc., from October 2004 until its acquisition by Amgen in July 2012. He was Senior Vice President, Commercial Operations, at Exelixis, Inc., from 2003 until 2004. Previously he held senior business roles at Sunesis Pharmaceuticals, Inc., and Isis Pharmaceuticals, Inc. He began his career in new product planning at Eli Lilly and Company. Mr. James is also a member of the board of directors of Ocera Therapeutics, Inc., and Chrono Therapeutics, both biotechnology companies. Our corporate governance and nominating committee believes that Mr. James’ qualifications for membership on the board of directors include his extensive experience in the leadership of development stage biotechnology companies and in business development. Mr. James earned a Bachelor of Arts degree in biology from Brown University and a Masters in Management degree from the Kellogg Graduate School of Management at Northwestern University.

W. Vickery Stoughton, age 69, has been a member of our board of directors since June 1997. Mr. Stoughton is a member of our audit and compensation committees. Since September 2011, Mr. Stoughton has been the president and chief executive officer of Radia Genetics, a private gene therapy company. From August 2006 until September 2007, Mr. Stoughton served as president and chief executive officer of MagneVu Corporation, a medical devices company, which filed for bankruptcy in September 2007. From 1996 to 2002, Mr. Stoughton was chairman and chief executive officer of Careside Inc., a research and development medical devices company. From October 1995 to July 1996, Mr. Stoughton was president of SmithKline Beecham Diagnostics Systems Co., a diagnostic services and product company, and prior to October 1995 he served as president of SmithKline Beecham Clinical Laboratories, Inc., a clinical laboratory company. From 1988 until May 2008, Mr. Stoughton was a member of the board of directors of Sun Life Financial Inc., a financial services company. Our corporate governance and nominating committee believes that Mr. Stoughton’s qualifications for membership on the board of directors include his involvement in several medical device companies, his role as president of SmithKline Beecham Clinical Laboratories, and his broader business background. Through this experience, Mr. Stoughton provides our board of directors with significant insights into the operational aspects of the company. Mr. Stoughton received his B.S. in chemistry from St. Louis University and his M.B.A. from the University of Chicago.

Directors Continuing in Office Until the 2016 Annual Meeting of Stockholders

Richard Jackson, Ph.D., age 75, has been a member of our board of directors since May 2003. Dr. Jackson is the chairman of our compensation committee and a member of our corporate governance and nominating committee. Dr. Jackson is president of Jackson Associates, LLC, a biotechnology and pharmaceutical consulting company. From September 2006 to August 2014, Dr. Jackson was president and chief executive officer of Ausio Pharmaceuticals, LLC, a drug development company. From May 2002 to May 2003, Dr. Jackson was president, chief executive officer and chairman of the board of directors of EmerGen, Inc., a biotechnology company. From November 1998 to January 2002, Dr. Jackson served as senior vice president, research and development for Atrix Laboratories, Inc., a biotechnology company. From January 1993 to July 1998, Dr. Jackson served as senior vice president, discovery research, at Wyeth Ayerst Laboratories, the pharmaceuticals division of American Home Products Corporation. Our corporate governance and nominating committee believes that Dr. Jackson’s qualifications for membership on the board of directors include over 20 years of experience in academic medicine and over 25 years of experience at several pharmaceutical and biotechnology companies, with positions in both research and development and senior management. This experience allows Dr. Jackson to provide our board of directors with significant insights into the clinical development of our product candidates. Dr. Jackson served as a director of Inflazyme Pharmaceuticals Ltd. until 2007. Dr. Jackson received his Ph.D. in microbiology and his B.S. in chemistry from the University of Illinois.

Robert Kirkman, M.D., age 66, has served as a member of our board of directors and as our president and chief executive officer since September 2006. From 2005 to 2006, Dr. Kirkman was acting president and chief executive officer of Xcyte Therapies, Inc., which concluded a merger with Cyclacel Pharmaceuticals, Inc., both development stage biopharmaceuticals companies, in March of 2006. From 2004 to 2005, Dr. Kirkman was chief business officer and vice president of Xcyte. From 1998 to 2003, Dr. Kirkman was vice president, business development and corporate communications of Protein Design Labs, Inc., a biopharmaceuticals company. Dr. Kirkman also serves as a member of the board of directors of Trillium Therapeutics Inc., a public biopharmaceutical company. Our corporate governance and nominating committee believes that Dr. Kirkman’s qualifications for membership on the board of directors include his previous experience at development stage biotechnology companies and his position as our president and chief executive officer. Dr. Kirkman’s scientific understanding along with his corporate vision and operational knowledge provide strategic guidance to our management team and our board of directors. Dr. Kirkman holds an M.D. degree from Harvard Medical School and a B.A. in economics from Yale University.

Ted W. Love, M.D., age 56, has been a member of our board of directors since September 2013. Since June 2014, Dr. Love has served as chief executive officer of Global Blood Therapeutics, Inc. From February 2010 until August 2012, Dr. Love served as executive vice president and head of research and development and technical operations at Onyx Pharmaceuticals, Inc.. From 2001 to January 2009, Dr. Love served as chairman and chief executive officer of Nuvelo, Inc. Dr. Love joined Nuvelo from Theravance, Inc., where he served as senior vice president of development from 1998 to 2001. Previously, he spent six years at Genentech, Inc., where he held a number of senior management positions in medical affairs and product development and served as chairman of Genentech’s product development committee. Dr. Love also serves as a member of the boards of directors of biopharmaceutical companies Amicus Therapeutics, Inc. and KaloBios Pharmaceuticals, Inc. Our corporate governance and nominating committee believes that Dr. Love’s qualifications for membership on the board of directors include over 15 years of experience in the biotechnology industry. This experience provides our board of directors with significant insights into the strategic and operational issues facing our company. Until April 2012, he served on the California Independent Citizens’ Oversight Committee. Dr. Love earned his Bachelor of Science in molecular biology from Haverford College and his M.D. from Yale Medical School.

Directors Continuing in Office Until the 2017 Annual Meeting of Stockholders

Daniel Spiegelman, M.B.A., age 56, has been a member of our board of directors since June 2008. Mr. Spiegelman is the chairman of our audit committee and a member of our corporate governance and nominating committee. Since May 2012, Mr. Spiegelman has been the executive vice president and chief financial officer of Biomarin Pharmaceuticals Inc., a biopharmaceutical company focused on the development and commercialization of therapies for rare diseases. From October 2009 to May 2012, Mr. Spiegelman served as a consultant to provide strategic financial support to a portfolio of public and private life sciences companies. From 1998 to 2009, Mr. Spiegelman was employed at CV Therapeutics, Inc., a biopharmaceutical company acquired in 2009 by Gilead, most recently as senior vice president and chief financial officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, serving most recently as its treasurer. Mr. Spiegelman also serves as a member of the board of directors of Relypsa, Inc., a biopharmaceutical company. Our corporate governance and nominating committee believes that Mr. Spiegelman’s qualifications for membership on the board of directors include his extensive background in the financial and commercial issues facing growing biotechnology companies. Additionally, as chief financial officer of CV Therapeutics prior to its sale to Gilead Sciences, Mr. Spiegelman was involved in transitioning the company from a research and development focus to a commercial entity with two approved products. This experience allows Mr. Spiegelman to provide our board of directors with significant insights into financial strategy and organizational development. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2014, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them. Two Form 4 reports regarding three dispositions of common stock by Mr. Spiegelman in 2013 were not timely filed.

Code of Conduct

Our board of directors adopted a Code of Business Conduct and Ethics (the Code of Conduct) for all our officers, directors, and employees in March 2008, which was last amended in September 2010, and a Code of Ethics for the President and Chief Executive Officer, the Chief Financial Officer and Corporate Controller on March 25, 2003, which was subsequently amended on March 13, 2008, (the Code of Ethics). The Code of Conduct details the responsibilities of all our officers, directors, and employees to conduct our affairs in an honest and ethical manner and to comply with all applicable laws, rules, and regulations. The Code of Conduct addresses issues such as general standards of conduct, avoiding conflicts of interest, communications, financial reporting, safeguarding our assets, responsibilities to our customers, suppliers, and competitors, and dealing with governments. The Code of Ethics imposes additional requirements on our senior executive, financial and accounting officers with respect to conflicts of interest, accuracy of accounting records and periodic reports and compliance with laws. Each of the Code of Conduct and Code of Ethics is available on our website at www.oncothyreon.com.

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Corporate Governance and Board Matters — Committees of the Board of Directors — Corporate Governance and Nominating Committee” in our proxy statement for the 2014 annual meeting of Oncothyreon filed with the SEC on April 24, 2014.

Audit Committee

We have a standing audit committee, which reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee (1) has direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (2) establishes procedures for handling complaints regarding our accounting practices, (3) has authority to engage any independent advisors it deems necessary to carry out its duties, and (4) has appropriate funding to engage any necessary outside advisors. The current members of the audit committee are Daniel Spiegelman (Chairman), Steven P. James, Dr. Ted W. Love and W. Vickery Stoughton. The board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and is an “independent director” as that term is defined under the applicable rules and regulations of The NASDAQ Stock Market. The audit committee reviews and reassesses the adequacy of its charter on an annual basis.

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

Our compensation programs have reflected, and we expect that they will continue to reflect, the fact that we are a biopharmaceutical company whose principal compounds are in pre-clinical and clinical development and subject to regulatory approval. As a result, our revenues have been and will continue to be limited, and we expect to continue to incur net losses for at least the next several years. In an effort to preserve cash resources, our historical compensation programs have focused on long-term equity incentives relative to cash compensation. This approach seeks to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.

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

We design and implement compensation programs that combine both cash incentive elements based on annual performance objectives and long-term equity elements. Our compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based. In that regard, we expect to continue to use options or other equity incentives as a significant component of compensation because we believe that they align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual performance targets.

Our executive compensation programs have remained substantially the same for several years. We believe our programs are effectively designed and work well in aligning the interests of our executive officers and stockholders and are instrumental to achieving our company objectives. In determining executive compensation for 2014, our compensation committee considered the stockholder support that the “Say-on-Pay” proposal received at our 2011 and 2014 annual meetings of stockholders. As a result, the compensation committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider stockholder concerns and feedback in the future. With respect to the frequency of future “Say-on-Pay” advisory votes, consistent with the recommendation of our board of directors and the outcome of the stockholder vote regarding the proposal at our 2011 annual meeting of stockholders, we determined to hold an advisory “Say-on-Pay” vote on the compensation of our executive officers every three years. Our next advisory “Say-on-Pay” vote will occur at our 2017 annual meeting of stockholders.

Role of Our Compensation Committee

Our compensation committee is comprised of three non-employee members of our board of directors, Dr. Jackson, Dr. Henney and Mr. Stoughton, each of whom is an independent director under the applicable rules and regulations of The NASDAQ Stock Market and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

Our compensation committee approves and oversees our executive compensation and benefit policies. Our compensation committee acts as the administrator of our equity incentive plans and approves all grants to our executive officers. Our compensation committee operates pursuant to a written charter under which our board of directors has delegated specific authority with respect to compensation determinations. Among the responsibilities of our compensation committee are the following:

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

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts, and others for assistance. The compensation committee did not rely on any outside advisors for purposes of structuring our 2014 compensation plan but did consider the survey data described below.

Competitive Market Review for 2014

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

In making our executive compensation determinations for 2014, we benchmarked our compensation levels using the Radford Global Life Sciences Salary Survey. This survey includes life sciences companies based predominantly in biotechnology markets in the U.S. with which we compete for executive talent.

In evaluating the survey data, we compared our compensation practices and levels with the survey data. This information was used to determine appropriate levels of compensation based on market benchmarks for similarly situated officers.

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

Annual Review Process

Our compensation committee reviews data and makes executive compensation decisions on an annual basis, typically during the last quarter of the year and the first quarter of the new year. From time to time, the compensation committee may make mid-year changes to executive compensation based on new developments in our business or industry.

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

Weighting of Compensation Elements

Our compensation committee’s determination of the appropriate use and weight of each element of executive compensation is subjective, based on its view of the relative importance of each element in meeting our overall objectives and factors relevant to the individual executive. Like many biopharmaceutical companies with pre-clinical and clinical-stage products, we seek to place a significant amount of each executive’s total potential compensation “at risk” based on performance.

Base Salary

As part of the annual review process, our compensation committee makes its determinations of changes in annual base salary for executive officers. Base salary for our executive officers reflects the scope of their respective responsibilities, their relative seniority and experience, and competitive market factors including our compensation committee’s review of market compensation for executive officers of U.S. biopharmaceutical companies. Salary adjustments are typically based on competitive conditions, individual performance, changes in job duties, and our budget requirements. The compensation committee determined based on the factors above that it was appropriate to increase base salaries for each of our executive officers by 3% for 2014 in order to keep salaries for these officers at approximately the 50th percentile of the Radford Global Life Sciences Salary Survey. Effective January 2014, Dr. Kirkman’s base salary was increased to $435,000, Ms. Eastland’s base salary to $276,000, Mr. Christianson’s base salary to $310,000, Dr. Hausman’s base salary to $355,500 and Dr. Peterson’s base salary to $270,500. With respect to each executive officer, these base salaries were approximately consistent with the 50th percentile of the salaries reported in the Radford Global Life Sciences Salary Survey.

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

The 2014 performance goals approved by the compensation committee in January 2014 for each executive officer are set forth in the table below. With input from the board, the compensation committee selected these particular corporate objectives based on its judgment that they represented areas in which each of the executive officers have significant operational control and on which the board and compensation committee believed each of the executive officers should focus to move our strategic plan forward and enhance stockholder value. As is reflected in the table below, the weighting of specific performance goals varies among executive officers based on each executive officer’s role and position within the company. For example, because Dr. Hausman holds a position as our chief medical officer, the compensation committee felt it was appropriate to more heavily weight her bonus on achievement of certain clinical development milestones. Mr. Christianson and Dr. Peterson’s goals are more heavily weighted to the achievement of technical operations and pre-clinical assessment goals, respectively, to align their goals with their respective roles as our chief operating officer and chief scientific officer. Dr. Kirkman and Ms. Eastland’s goals are more heavily weighted toward the achievement of goals relating to cash position, investor perception and business development. Since the compensation committee believes that our performance is also determined by the performance of executive management acting collaboratively as a team, no corporate goal was assigned a weight of less than 5% for any of our executive officers.

Named Executive Officer	Cash Position (1)	Investor Perception (2)	Clinical Assessment (3)	Pre-Clinical Assessment (4)	Technical Operations (5)	Business Development (6)
Robert Kirkman	25%	20%	10%	10%	10%	25%
Julia Eastland	30	25	10	10	10	15
Gary Christianson	10	5	10	10	50	15
Diana Hausman	10	5	50	10	10	15
Scott Peterson	10	5	10	50	10	15

(1)	Have cash and investments as of December 31, 2014 sufficient to fund ONT-380 through Phase 2 data release.
(2)	Improve investor perception of the company.
(3)	Timely complete dose escalation in ONT-380 trials; if supported by clinical data, timely initiate a Phase 2 trial of ONT-380; timely complete enrollment in expansion cohorts of ONT-10 Phase 1 trial and timely initiate an additional trial of ONT-10.
(4)	Timely complete evaluations of in-licensing candidates and complete studies in connection with ONT-380, ONT-10 and in-licensed molecule.
(5)	Timely complete supply, formulation and manufacturing goals with respect to ONT-10, PET Lipid A, and in-licensed molecule.
(6)	In-license or acquire a preclinical drug development candidate, complete partnership for ONT-10.

In September 2014, the compensation committee revised the 2014 performance goals to reflect goals and objectives related to our acquisition of protocell technology from Alpine in August 2014 and our entry into a collaboration with Adimab for the discovery of novel antibodies in October 2014. Accordingly, the pre-clinical assessment measurement was revised to include, in addition to the goals described above, the timely development of a strategy for immune-oncology antibody discovery and the timely initiation of two protocell toxicology studies. Additionally, the technical operations measurement was revised to include, in additional to the goals described above, the timely evaluation of manufacturing organizations for protocells and timely manufacturing goals with respect to ONT-380.

The target and actual bonus amounts for 2014 for our named executive officers are set forth below, based on achievement against the corporate performance goals. Specifically, the compensation committee determined the following: (1) the cash position goal was fully achieved; (2) the investor perception goal was fully achieved; (3) clinical goals were fully achieved; (4) preclinical goals were fully achieved; (5) technical operations goals were fully achieved; and (6) business development goals were fully achieved.

Named Executive Officer	Base Salary ($)	2014 Annual Target as Percentage of Base Salary	Target Bonus ($)	Target Goals Achieved	2014 Incentive Bonus Actually Paid ($)
Robert Kirkman	$435,000	50%	$217,500	100%	$217,500
Julia Eastland	276,000	30	82,800	100	82,800
Gary Christianson	310,000	35	108,500	100	108,500
Diana Hausman	355,500	35	124,425	100	124,425
Scott Peterson	270,500	30	81,150	100	81,150

In January 2015, the compensation committee approved performance goals for 2015. Dr. Kirkman, Ms. Eastland, Mr. Christianson, Dr. Hausman and Dr. Peterson are eligible to receive in 2015 incentive bonuses under our performance review policy of up to 50%, 35%, 35%, 35% and 35%, respectively, of their base salary. The compensation committee increased Ms. Eastland’s and Dr. Peterson’s bonus targets from 30% to 35% to reflect the relative importance of their contributions to the company and increase parity in the executive officer bonus targets. The 2015 performance goals for our executive officers relate to various corporate objectives, including objectives related to our financial condition, development of our product candidates and proprietary technologies, technical operations and certain business development activities (although the weighting for such performance goals will differ between such executive officers as described above).

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

In determining the annual option grants to executive officers, the compensation committee considered the roles and performance of each executive officer in the context of the companies goals and priorities, and the long-term retention value of the overall outstanding option grants held by each of the executive officers. Accordingly, the compensation committee awarded stock option grants to the executive officers as set forth in the table below. The compensation committee decided that the somewhat larger size of the grants relative to historical grants was appropriate in light of our long-term retention objectives. The compensation committee also decided to grant Dr. Kirkman a comparatively larger award because of the importance of Dr. Kirkman’s continued leadership to the business operations and strategy of our company. The compensation committee also decided to grant Dr. Hausman and Dr. Peterson comparatively larger grants in light of the strategic importance of the achievement of our current clinical and pre-clinical objectives.

Named Executive Officer	Options (#)
Dr. Robert Kirkman	300,000
Julia Eastland	100,000
Gary Christianson	100,000
Dr. Diana Hausman	150,000
Dr. Scott Peterson	150,000

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

The exercise price of these options was the closing sales price of our common stock on the date of grant, December 16, 2014, or $1.76.

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

All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on December 31, 2014, are described in “— Termination and Change of Control Provisions under Offer Letters” and “— Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

Accounting and Tax Considerations

Section 162(m) of the United States Internal Revenue Code of 1986, as amended (Section 162(m)), limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility. Our options do not meet the requirements for exemption towards the $1,000,000 cap. While the compensation committee cannot determine with certainty how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. While the compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our chief executive officer and our four most highly compensated officers, the compensation committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.

Compensation Committee Interlocks and Insider Participation

During 2014, Richard Jackson, Christopher Henney and W. Vickery Stoughton served on our compensation committee. During 2014, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Exchange Act. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

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

COMPENSATION COMMITTEE

Dr. Richard Jackson, Chairman
Dr. Christopher Henney
W. Vickery Stoughton

Summary Compensation Table — 2014, 2013 and 2012

The following table sets forth the compensation earned by or awarded to, as applicable, our named executive officers during each of 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Kirkman	2014	$435,000	$360,000	$217,500	$12,455	$1,024,955
President, Chief Executive Officer and Director	2013 2012	422,300 410,000	756,000 336,000	202,704 159,900	13,161 12,792	1,394,165 918 ,692

Julia Eastland	2014	276,000	120,000	82,800	8,292	487,092
Chief Financial Officer,	2013	267,800	189,000	76,725	8,526	542,051
Secretary and Vice President, Corporate Development	2012	260,000	168,000	60,840	8,292	497,132

Gary Christianson	2014	310,000	120,000	108,500	9,017	547,517
Chief Operating Officer	2013	300,760	189,000	100,529	9,515	599,804
	2012	292,000	168,000	87,892	9,252	557,144

Diana Hausman	2014	355,500	180,000	124,425	10,268	670,193
Chief Medical Officer	2013	345,050	189,000	96,787	10,843	641,680
	2012	335,000	168,000	82,410	10,542	595,952

Scott Peterson	2014	270,500	180,000	81,150	8,292	539,942
Chief Scientific Officer	2013	262,650	189,000	76,825	8,371	536,847
	2012	239,091	168,000	62,730	7,665	477,486

(1)	These amounts represent the aggregate grant date fair value of option awards for fiscal years 2014, 2013 and 2012. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal years 2014, 2013 and 2012. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	The amounts in this column represent total performance-based bonuses earned for services rendered during the year under our performance review policy by our executive officers. Under the applicable bonus plan for each year, each executive was eligible to receive a cash bonus based on achievement of a combination of corporate objectives. See “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K for additional information regarding our variable cash compensation policies for executive officers.
(3)	The amounts in this column consist of contributions made by us pursuant to our 401(k) plan and life insurance premiums.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to an executive officer during 2014 under any of our incentive plans or equity plans.

Name	Grant Date (1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards($)(2) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Robert L. Kirkman	December 16, 2014	$217,500	300,000	$1.76	$360,000
Julia Eastland	December 16, 2014	82,800	100,000	1.76	120,000
Gary Christianson	December 16, 2014	108,500	100,000	1.76	120,000
Diana Hausman	December 16, 2014	124,425	150,000	1.76	180,000
Scott Peterson	December 16, 2014	81,150	150,000	1.76	180,000

(1)	Except as otherwise noted below and consistent with the provisions of our share option plan in effect at the date of grant, all options reflected in the table had an exercise price equal to the closing sales price of our common stock as reported by The NASDAQ Global Market on the grant date. All options were granted under our share option plan.
(2)	In January 2015, the compensation committee determined that 100% of the target performance bonuses were earned in 2014.
(3)	Amounts represent the “Target” amount of each award. There was no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2014 non-equity incentive plan awards. For more information regarding the 2014 non-equity incentive plan awards, see “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K.
(4)	These amounts represent the grant date fair value of option awards granted in 2014. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2014. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. For a more detailed description of the assumptions used for purposes of determining grant date fair value, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Share-based Compensation” and “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2014 for each of the named executive officers. Except as set forth in the footnotes to the following table, each stock option is fully vested.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($Cdn. or $U.S.)(1)		Option Expiration Date
Robert Kirkman	137,537	—	(2)	Cdn. $	8.04	May 3, 2015
	45,000	—	(3)		$3.43	June 4, 2016
	100,000	—	(4)		$1.10	March 11, 2017
	200,000	—	(5)		$4.71	December 3, 2017
	100,000	—	(6)		$3.32	December 1, 2018
	75,000	25,000	(11)		$6.92	December 1, 2019
	50,000	50,000	(12)		$4.74	December 12, 2020
	150,000	450,000	(13)		$1.74	December 12, 2021
	—	300,000	(14)		$1.76	December 16, 2022
Julia Eastland	40,000	—	(7)		$3.31	November 10, 2018
	50,000	—	(6)		$3.32	December 1, 2018
	37,500	12,500	(11)		$6.92	December 1, 2019
	25,000	25,000	(12)		$4.74	December 12, 2020
	37,500	112,500	(13)		$1.74	December 12, 2021
	—	100,000	(14)		$1.76	December 16, 2022
Gary Christianson	16,666	—	(8)	Cdn. $	6.72	June 29, 2015
	15,000	—	(3)		$3.43	June 4, 2016
	30,000	—	(4)		$1.10	March 11, 2017
	100,000	—	(5)		$4.71	December 3, 2017
	50,000	—	(6)		$3.32	December 1, 2018
	37,500	12,500	(11)		$6.92	December 1, 2019
	25,000	25,000	(12)		$4.74	December 12, 2020
	37,500	112,500	(13)		$1.74	December 12, 2021
	—	100,000	(14)		$1.76	December 16, 2022
Diana Hausman	30,000	—	(9)		$4.96	October 1, 2017
	50,000	—	(5)		$4.71	December 3, 2017
	50,000	—	(6)		$3.32	December 1, 2018
	37,500	12,500	(11)		$6.92	December 1, 2019
	25,000	25,000	(12)		$4.74	December 12, 2020
	37,500	112,500	(13)		$1.74	December 12, 2021
	—	150,000	(14)		$1.76	December 16, 2022
Scott Peterson	25,000	—	(10)		$6.56	August 1, 2017
	50,000	—	(5)		$4.71	December 3, 2017
	50,000	—	(6)		$3.32	December 1, 2018
	37,500	12,500	(11)		$6.92	December 1, 2019
	25,000	25,000	(12)		$4.74	December 12, 2020
	37,500	112,500	(13)		$1.74	December 12, 2021
	—	150,000	(14)		$1.76	December 16, 2022

(1)	In April 2008, the board of directors approved an amendment to our share option plan, which provided that the exercise price of any future grants would equal the closing price of our common stock traded on The NASDAQ Global Market on the date of grant. Unless otherwise indicated, all exercise prices are denominated in U.S. dollars.
(2)	This stock option fully vested on May 3, 2011.
(3)	This stock option fully vested on June 4, 2012.
(4)	This stock option fully vested on March 11, 2013.
(5)	This stock option fully vested on December 3, 2013.
(6)	This stock option fully vested on December 1, 2014.

(7)	This stock option fully vested on September 7, 2014.
(8)	This stock option fully vested on June 29, 2011.
(9)	This stock option fully vested on September 1, 2013.
(10)	This stock option fully vested on August 1, 2013.
(11)	This stock option fully vests on December 1, 2015, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(12)	This stock option fully vests on December 12, 2016, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(13)	This stock option fully vests on December 12, 2017, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(14)	This stock option fully vests on December 16, 2018, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.

Option Exercises and Stock Vested

None of our executive officers exercised stock options during 2014. We have not granted any stock awards to date to any of our executive officers.

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

Dr. Diana Hausman

We are a party to an offer letter dated July 6, 2009, as amended December 2009, with Diana Hausman, M.D., our chief medical officer. Pursuant to the terms of the offer letter as amended, Dr. Hausman will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

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

Dr. Scott Peterson

We are a party to an offer letter dated June 4, 2009, as amended in December 2009 and January 2015, with Scott Peterson, Ph.D., our chief scientific officer. Pursuant to the terms of his offer letter as amended, Dr. Peterson will receive the following benefits if we undergo a change of control transaction (as defined in the share option plan), in addition to the stock option vesting acceleration described above:

•	lump sum payment of one year’s base salary, less required withholding; and

•	lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding.

Additionally, if Dr. Peterson is terminated for reasons other than cause (as defined in the offer letter), he will receive the following benefits:

•	lump sum payment of nine month’s base salary, less required withholding; and

•	lump sum payment of nine month’s equivalent of performance review bonus at target, less required withholding.

Potential Payments Upon Termination or Change in Control

The tables below describe the payments and benefits our executive officers would be entitled to receive assuming the occurrence on December 31, 2014 of either a change of control transaction or termination of their employment without “cause” (as defined below). For additional details regarding the payments and benefits our named executive officers are entitled to, please see “— Termination and Change of Control Provisions under Offer Letters” included elsewhere in this Annual Report on Form 10-K.

Dr. Robert Kirkman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Robert Kirkman	$114,000	$1,305,000	$—	$—	$652,500	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Kirkman on December 31, 2014, assuming a stock price of $1.90 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2014.
(2)	The amount shown in this column is a lump sum payment equal to two times Dr. Kirkman’s base salary for 2014 plus two year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Kirkman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Kirkman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Kirkman is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to Dr. Kirkman’s base salary for 2014 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following termination other than for cause, subject to any payment delay in order to comply with Section 409A of the Internal Revenue Code.

Julia Eastland

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Julia Eastland	$32,000	$358,800	$—	$—	$269,100	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Ms. Eastland on December 31, 2014, assuming a stock price of $1.90 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2014.
(2)	The amount shown in this column is a lump sum payment equal to Ms. Eastland’s base salary for 2014 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Ms. Eastland signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Ms. Eastland’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Ms. Eastland is terminated without cause.

(5)	The amount shown in this column is a lump sum payment equal to nine months of Ms. Eastland’s base salary for 2014 plus nine month’s equivalent of her performance review bonus at target.

Gary Christianson

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Gary Christianson	$32,000	$418,500	$—	$—	$313,875	$18,033

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Mr. Christianson on December 31, 2014, assuming a stock price of $1.90 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2014.
(2)	The amount shown in this column is a lump sum payment equal to Mr. Christianson’s base salary for 2014 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Mr. Christianson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Mr. Christianson’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of him at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Mr. Christianson is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to nine months of Mr. Christianson’s base salary for 2014 plus nine month’s equivalent of his performance review bonus at target. If Mr. Christianson is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code and any final regulations and official guidance promulgated thereunder, at the time of his separation from service, then, if required, the amounts shown in this column, which are otherwise due on or within the six-month period following the separation from service will accrue, to the extent required, during such six-month period and will become payable in a lump sum payment six months and one day following the date of separation from service.

Dr. Diana Hausman

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Diana Hausman	$39,000	$479,925	$—	$—	$239,963	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Hausman on December 31, 2014, assuming a stock price of $1.90 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2014.
(2)	The amount shown in this column is a lump sum payment equal to Dr. Hausman’s base salary for 2014 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Hausman signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Hausman’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Hausman is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to six months of Dr. Hausman’s base salary for 2014 plus six month’s equivalent of her performance review bonus at target.

Dr. Scott Peterson

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Scott Peterson	$39,000	$351,650	$—	$—	$263,738	$—

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Peterson on December 31, 2014, assuming a stock price of $1.90 per share, the last reported sale price of our common stock on The NASDAQ Global Market on December 31, 2014.
(2)	The amount shown in this column is a lump sum payment equal to Dr. Peterson’s base salary for 2014 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Peterson signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Peterson’s offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of his at our expense, (d) material breach of any of our written policies or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Peterson is terminated without cause.
(5)	The amount shown in this column is a lump sum payment equal to nine months of Dr. Peterson’s base salary for 2014 plus nine month’s equivalent of her performance review bonus at target.

Share Option Plan

Our board of directors adopted our share option plan on December 9, 1992 and our stockholders approved it on May 26, 1993. Our share option plan was amended and restated as of May 3, 2007, April 3, 2008, October 22, 2009, March 14, 2011, December 1, 2011 and December 4, 2014. Unless further amended by our stockholders, our share option plan will terminate on May 3, 2017. Our share option plan provides for the grant of nonstatutory stock options to selected employees, directors and persons or companies engaged to provide ongoing management or consulting services for us, or any entity controlled by us. The employees, directors and consultants who have been selected to participate in our share option plan are referred to below as “participants.”

Share Reserve

The total number of shares of common stock issuable pursuant to options granted under our share option plan shall, at any time, be 10% of our issued and outstanding shares of common stock. We had reserved a total of 7,067,314 shares of our common stock for issuance pursuant to our share option plan as of December 31, 2014. As of December 31, 2014, options to purchase 5,217,535 shares of our common stock were outstanding and 1,825,858 shares of our common stock were available for future grant under our share option plan.

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

During the period from January 1 to December 31, 2014, options to purchase 1,444,500 shares of common stock were granted under our share option plan at a weighted average exercise price of $1.82 per share.

Restricted Share Unit Plan

Our board of directors adopted our RSU plan on May 18, 2005 and our stockholders approved it on May 18, 2005. Our RSU plan was amended and restated as of June 12, 2009 to add additional shares to the plan and again as of October 22, 2009 to remove references to the Toronto Stock Exchange and make certain other housekeeping changes necessitated by our voluntary delisting from the TSX. Our RSU plan provides for the grant of RSUs to non-employee members of our board of directors. Pursuant to an October 2011 amendment to the RSU plan, we withhold 25% of the shares of our common stock otherwise deliverable in connection with the vesting of any RSU and instead deliver to each non-employee director an amount in cash equal to the fair market value of the withheld shares on the vesting date. The amendment is designed to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs. On June 6, 2014, our stockholders approved an increase of 500,000 shares in the number of shares of our common stock reserved for issuance under the RSU Plan and our board approved an administrative amendment to our RSU plan. The directors who receive RSUs under our restricted share unit plan are referred to below as participants.

Share Reserve

We have reserved a total of 966,666 of our shares of common stock for issuance pursuant to our restricted share unit plan. As of December 31, 2014, grants covering 163,204 shares of our common stock were outstanding, 530,910 shares of our common stock were available for future grant under our restricted share unit plan and 272,552 shares had been issued upon conversion of RSUs.

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

Compensation of Directors

We pay our non-employee directors an annual cash fee of $50,000 for their service on our board of directors and its committees. We also pay the chairman of our board an additional annual fee of $50,000, the Chairman of our audit committee an additional annual fee of $25,000, and the chairmen of our other standing committees of the board of directors an additional annual fee of $5,000 each. In addition, each non-employee director is entitled to annual restricted share grant equal to the greater of (1) 7,500 and (2) $50,000 divided by the closing price of our common stock on the NASDAQ Global Market on the date of grant. Board members receive cash compensation in U.S. dollars. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

Fiscal Year 2014 Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2014. The table excludes Dr. Kirkman who did not receive any compensation from us in his role as director in the year ended December 31, 2014. All compensation numbers are expressed in U.S. dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Christopher Henney	$105,000	$50,000	$155,000
Daniel Spiegelman	75,000	50,000	125,000
Richard Jackson	55,000	50,000	105,000
Ted W. Love	50,000	50,000	100,000
W. Vickery Stoughton	50,000	50,000	100,000

(1)	These amounts represent the aggregate grant date fair value of RSUs granted in 2014.
(2)	As of December 31, 2014, our non-employee directors held RSUs and outstanding options to purchase the number of shares of common stock as follows: Dr. Henney (zero options, 32,381 RSUs); Dr. Jackson (zero options, 32,381 RSUs); Mr. Stoughton (zero options, 32,381 RSUs); Mr. Spiegelman (zero options, 32,381 RSUs); Dr. Love (zero options, 33,680 RSUs).
(3)	Each RSU may be converted into one share of our common stock at the end of the grant period, which is two years for each of the RSUs granted.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2014

The following table sets forth the securities authorized for issuance under Oncothyreon’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(1)
Equity compensation plans approved by security holders:
Share option plan ($Cdn.)(2)	172,535	$7.80	—
Share option plan ($U.S.)(2)	5,045,000	$2.97	1,825,858
RSU plan	163,204	N.A.	530,910
Equity compensation plans not approved by security holders	—	N.A.	—
Total	5,380,739	N.A.	2,356,768

(1)	All of these are available for issuance under the respective plans pursuant to the grant of restricted stock, restricted share units and other equity awards, as well as for grants of stock options and stock appreciation rights.
(2)	Under the terms of the share option plan, the total number of shares issuable pursuant to options under the plan is 10% of the issued and outstanding shares. Shares issued upon the exercise of options do not reduce the percentage of shares which may be issuable pursuant to options under the share option plan.

For more information regarding our share option plan and amended and restated restricted share unit plan, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of February 28, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group, including shares they had the right to acquire within 60 days after February 28, 2015. Beneficial ownership excludes stockholders of Series A convertible preferred stock which is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)
5% Stockholders:
BVF, Inc.(4)	18,762,260	16.9%
BlackRock, Inc(5)	5,665,289	5.3%
Directors and Named Executive Officers:
Christopher Henney(6)	123,776	*
Richard Jackson(7)	47,526	*
Steven P. James	—	—
Ted W. Love(8)	—	—
W. Vickery Stoughton(9)	46,692	*
Daniel Spiegelman(10)	20,644	*
Robert Kirkman(11)	932,536	*
Gary Christianson(12)	352,962	*
Julia Eastland(13)	230,850	*

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)
Diana Hausman(14)	250,834	*
Scott Peterson(15)	256,258	*
All directors and executive officers as a group (12 persons)(16)	7,559,345	6.9%

*	Represents less than 1% of class or combined classes.
(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Oncothyreon Inc., 2601 Fourth Avenue, Suite 500, Seattle, Washington 98121. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.
(2)	Options, RSUs and warrants exercisable within 60 days after February 28, 2015 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.
(3)	Based on 106,301,012 shares of common stock issued and outstanding as of February 28, 2015.
(4)	Based on information of beneficial ownership as of December 31, 2014, included in a Schedule13G/A filed with the SEC on February 17, 2015. Includes 13,762,260 shares of common stock and 5,000,000 warrants exercisable within 60 days after February 28, 2015 and are beneficially owned by BVF Inc. and various affiliated entities and one individual. The address of BVF Inc. is 900 North Michigan Avenue, Suite 1100, Chicago, Ill 60611.
(5)	Based on information of beneficial ownership as of December 31, 2014, included in a Schedule 13G/A filed with the SEC on February 2, 2015. Includes shares of common stock beneficially owned by BlackRock, Inc. and various affiliated entities. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022.
(6)	Shares attributable to restricted stock units owned by Dr. Henney are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2015.
(7)	Shares attributable to restricted stock units owned by Dr. Jackson are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2015.
(8)	Shares attributable to restricted stock units owned Dr. Love are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2015.
(9)	Shares attributable to restricted stock units owned by Mr. Stoughton are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2015.
(10)	Shares attributable to restricted stock units owned by Mr. Spiegelman are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2015.
(11)	Includes 924,203 shares of common stock that Dr. Kirkman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2015.
(12)	Includes 332,500 shares of common stock that Mr. Christianson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2015.
(13)	Includes 210,834 shares of common stock that Ms. Eastland has the right to acquire under outstanding options exercisable within 60 days after February 28, 2015.
(14)	Includes 250,834 shares of common stock that Dr. Hausman has the right to acquire under outstanding options exercisable within 60 days after February 28, 2015.
(15)	Includes 245,834 shares of common stock that Dr. Peterson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2015.
(16)	Includes 2,921,256 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days after February 28, 2015 and zero shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2015.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

One of our executive officers, Dr. Jay Venkatesan, was a stockholder in Alpine Biosciences, Inc., which we acquired through a merger in August 2014. Pursuant to the acquisition, Dr. Venkatesan received 3,304,633 shares of our common stock and Andaman Orphan Therapies, LLC, an entity controlled by Dr. Venkatesan, received 230,557 shares of our common stock. An additional 472,090 common shares and 32,936 common shares are held in escrow in the accounts of

Dr. Venkatesan and of Andaman Orphan Therapies, LLC, respectively, and are subject to future release subject to the merger agreement. In connection with the Alpine acquisition, we also entered into a piggy back registration rights agreement with Dr. Venkatesan in which we agreed to provide certain registration rights to Dr. Venkatesan with respect to the Company’s common shares he acquired in the acquisition in the event we file a registration statement after February 4, 2015.

Approval of Related Party Transactions

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where the company was, is or will be involved and in which a related party had, has or will have a direct or indirect material interest. Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to (1) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $120,000, (2) transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction, (3) transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction, and (4) transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis. No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to (1) the benefits and perceived benefits to the company, (2) the materiality and character of the related party’s direct and indirect interest, (3) the availability of other sources for comparable products or services, (4) the terms of the transaction, and (5) the terms available to unrelated third parties under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of the company and our stockholders.

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

Audit Fees

Fees and related expenses for the 2014 audit by Ernst & Young LLP of our annual financial statements, its review of the financial statements included in our 2014 quarterly reports and other services, which include comfort letters, consents and accounting consultations that are provided in connection with statutory and regulatory filings totaled $594,935. Fees and related expenses for 2013 totaled $464,000.

Audit-Related Fees

None.

Tax Fees

For the years 2014 and 2013, Ernst & Young LLP billed us $21,000 and $99,939, respectively, for professional services related to preparation of our tax return and tax consultations on tax related matters.

All Other Fees

Ernst & Young LLP billed us $1,995 for each of the years 2014 and 2013 for a subscription to their technical accounting database.

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

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

2.1(a)	Agreement and Plan of Reorganization among ProlX Pharmaceuticals Corporation, D. Lynn Kirkpatrick, Garth Powis and Biomira Inc., dated October 30, 2006.	S-4/A	2.1	October 29, 2007

2.1(b)	Amendment No. 1 to Agreement and Plan of Reorganization dated November 7, 2007.	10-K	2.1(b)	May 6, 2010

2.1(c)	Agreement and Plan of Reorganization, dated August 8, 2014, among Oncothyreon Inc., AB Acquisition (DE) Corp., Alpine Biosciences, Inc. and Mitchell H. Gold, M.D., as Stockholders’ Agent	8-K	2.1	August 11, 2014

3.1	Amended and Restated Certificate of Incorporation of Oncothyreon Inc.	S-4/A	3.1	September 27, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oncothyreon Inc.	8-K	3.1	June 10, 2014

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	September 23, 2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	February 11, 2014

3.5	Bylaws of Oncothyreon Inc.	10-Q	3.1	August 14, 2009

4.1	Form of registrant’s common stock certificate.	S-4/A	4.1	September 27, 2007

4.2	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.1	September 23, 2014

4.3	Form of Series B Convertible Preferred Stock Certificate.	8-K	4.1	February 1, 2014

4.4	Form of Warrant issued pursuant to the terms of the Securities Purchase Agreement, dated September 23, 2010, by and among Oncothyreon Inc. and the signatories thereto, as amended.	S-1	10.49	October 4, 2010

4.5	Form of Warrant to Purchase Common Stock issued by Oncothyreon Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement.	8-K	10.3	February 9, 2011

4.6	Form of Warrant issued by Oncothyreon Inc. to BVF Partners L.P. and certain of its affiliates.	8-K	4.1	May 30, 2013

4.7	Piggyback Registration Rights Agreement, dated August 8, 2014, by and between Oncothyreon and each of Jay Venkatesan and Mitchell H. Gold	10-Q	4.2	November 6, 2014

10.1*	Amended and Restated Share Option Plan.				X

10.2*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan.				X

10.3*	Amended and Restated Restricted Share Unit Plan.	S-8	99.2	June 6, 2014

10.4*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan.	10-K	10.4	March 9, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

10.5*	2010 Employee Stock Purchase Plan.	8-K	10.1	June 8, 2010

10.6*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan.	8-K	10.2	June 8, 2010

10.7*	Form of Indemnification Agreement.	S-4/A	10.1	September 27, 2007

10.8*	Offer letter with Robert Kirkman, dated August 29, 2006.	S-4	10.27	September 12, 2007

10.8(a)*	Amendment to Robert Kirkman Offer Letter dated December 31, 2008.	10-K	10.18(a)	March 30, 2009

10.8(b)*	Amendment to Robert Kirkman Offer Letter dated December 3, 2009.	8-K	10.1	December 7, 2009

10.9*	Offer Letter with Gary Christianson, dated June 29, 2007.	10-Q	10.1	November 10, 2008

10.9(a)*	Amendment to Gary Christianson Offer Letter dated December 31, 2008.	10-K	10.40(a)	March 30, 2009

10.9(b)*	Amendment to Gary Christianson Offer Letter dated December 3, 2009.	8-K	10.2	December 7, 2009

10.10*	Offer Letter dated June 9, 2009 between Oncothyreon Inc. and Scott Peterson, Ph.D.	8-K	10.2	June 15, 2009

10.10(a)*	Amendment to Scott Peterson Offer Letter dated December 3, 2009.	8-K	10.4	December 7, 2009

10.10(b)*	Amendment to Scott Peterson Offer Letter dated January 8, 2015.	8-K	10.1	January 8, 2015

10.11*	Offer Letter dated July 6, 2009 between Oncothyreon Inc. and Diana Hausman, M.D.	8-K	10.1	August 4, 2009

10.11(a)*	Amendment to Diana Hausman Offer Letter dated December 3, 2009.	8-K	10.3	December 7, 2009

10.12*	Offer letter with dated August 17, 2010 between Oncothyreon Inc. and Julia M. Eastland	8-K	10.1	August 31, 2010

10.13*	Offer letter effective August 8, 2014 between Oncothyreon Inc. and Jay Venkatesan	10-Q	10.2	November 6, 2014

10.14	Lease Agreement between Selig Holdings Company and Oncothyreon Inc., dated May 9, 2008.	10-Q	10.3	November 10, 2008

10.15†	License Agreement between Biomira Inc. and the Dana-Farber Cancer Institute, Inc., dated November 22, 1996.	S-4	10.6	September 12, 2007

10.16†	Amended and Restated License Agreement between Imperial Cancer Research Technology Limited and Biomira Inc., dated November 14, 2000.	S-4/A	10.11	September 27, 2007

10.17	Consent and Acknowledgement among Biomira Inc., Biomira International Inc., Biomira Europe B.V., Imperial Cancer Research Technology Limited and Merck KGaA, dated February 5, 2002.	S-4	10.13	September 12, 2007

10.18†	License Agreement between the Governors of the University of Alberta and Biomira Inc., dated December 1, 2001.	S-4/A	10.14	September 27, 2007

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

10.19†	Amended and Restated License Agreement between Biomira Management, Inc. and Merck KGaA, dated December 18, 2008.	10-Q	10.1	May 15, 2009

10.20	Common Stock Purchase Agreement by and among Biomira Inc., Biomira International Inc. and Merck KGaA dated May 2, 2001.	10-K	10.41	May 6, 2010

10.21	Tax Indemnity Agreement by and between Biomira International Inc. and Merck KGaA dated May 3, 2001.	10-K	10.42	May 6, 2010

10.22	Letter Amendment, dated April 30, 2013, to Amended and Restated License Agreement between Merck KGaA and Oncothyreon Inc.	10-Q	10.2	August 6, 2013

10.23	Form of Subscription Agreement between BVF Partners L.P. and certain of its affiliates and Oncothyreon Inc.	8-K	10-1	May 30, 2013

10.24†	Phase 1 Co-Development Agreement, dated May 28, 2014, between Celldex Therapeutics, Inc. and Oncothyreon	10-Q	10.1	August 15, 2014

10.25†	Patent License Agreement, effective June 30, 2014, between STC.UNM and Alpine Biosciences, Inc.	10-Q	10.1	November 6, 2014

10.26††	License Agreement, dated December 11, 2014, between Oncothyreon and Array BioPharma Inc.				X

21.1	Subsidiaries of Oncothyreon Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page).				X

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X

32.2	Certification of Julia Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

(1)	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act or the Exchange Act.
*	Executive Compensation Plan or Agreement.
†	Confidential treatment has been granted for portions of this exhibit.
††	Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 10, 2015.

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

Signature	Title	Date

/s/ Robert L. Kirkman, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2015
Robert L. Kirkman, M.D.

/s/ Julia M. Eastland Julia M. Eastland	Chief Financial Officer, Secretary and Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 10, 2015

/s/ Christopher S. Henney, Ph.D. Christopher S. Henney, Ph.D.	Chairman and Director	March 10, 2015

/s/ Richard L. Jackson, Ph.D. Richard L. Jackson, Ph.D.	Director	March 10, 2015

/s/ Steven P. James Steven P. James	Director	March 10, 2015

/s/ Ted W. Love, M.D. Ted W. Love, M.D.	Director	March 10, 2015

/s/ Daniel K. Spiegelman Daniel K. Spiegelman	Director	March 10, 2015

/s/ W. Vickery Stoughton W. Vickery Stoughton	Director	March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncothyreon Inc.

We have audited the accompanying consolidated balance sheets of Oncothyreon Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncothyreon Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oncothyreon Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 10, 2015

ONCOTHYREON INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current:
Cash and cash equivalents	$10,454	$9,279
Short-term investments	47,217	50,748
Accounts and other receivables	298	197
Prepaid and other current assets	888	720

Total current assets	58,857	60,944
Long-term investments	6,043	12,535
Property and equipment, net	1,576	1,695
Indefinite-lived intangible assets	19,738	—
Goodwill	16,659	2,117
Other assets	538	455

Total assets	$103,411	$77,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$689	$533
Accrued and other liabilities	2,129	2,622
Accrued compensation and related liabilities	1,614	1,311
Current portion of restricted share unit liability	155	194
Current portion of warrant liability	128	—

Total current liabilities	4,715	4,660
Deferred rent	337	439
Restricted share unit liability	155	143
Warrant liability	—	924
Deferred tax liability	6,908	—
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2014 and 2013; Series A Convertible Preferred Stock – 10,000 shares and zero shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 91,601,352 shares and 70,673,143 shares issued and outstanding as of December 31, 2014 and 2013, respectively	353,856	353,854
Additional paid-in capital	224,549	154,832
Accumulated deficit	(482,048)	(432,085)
Accumulated other comprehensive loss	(5,091)	(5,051)

Total stockholders’ equity	91,266	71,550

Total liabilities and stockholders’ equity	$103,411	$77,746

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Operating expenses
Research and development	$41,884	$33,221	$22,001
General and administrative	8,951	8,002	6,498

Total operating expenses	50,835	41,223	28,499

Loss from operations	(50,835)	(41,223)	(28,499)
Other income (expense)
Investment and other income (expense), net	76	137	(127)
Interest expense	—	—	(309)
Change in fair value of warrant liability	796	2,327	25,520

Total other income (expense), net	872	2,464	25,084
Loss before income taxes	(49,963)	(38,759)	(3,415)

Net loss	$(49,963)	$(38,759)	$(3,415)

Loss per share — basic	$(0.64)	$(0.62)	$(0.06)

Loss per share — diluted (Note 6)	$(0.64)	$(0.62)	$(0.53)

Shares used to compute basic loss per share	77,619,807	62,387,616	53,728,672

Shares used to compute diluted loss per share	77,619,807	62,387,616	54,899,955

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(49,963)	$(38,759)	$(3,415)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (loss) during the period, net	(34)	(15)	9
Reclassification adjustment	(6)	—	(1)

Other comprehensive income (loss)	(40)	(15)	8

Comprehensive loss	$(50,003)	$(38,774)	$(3,407)

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	43,613,107	$353,851	—	$—	$74,537	$(389,911)	$(5,044)	$33,433

Net loss	—	—	—	—	—	(3,415)	—	(3,415)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	8
Common stock issued, net of offering costs of $3.8 million	13,512,500	2	—	—	50,283	—	—	50,285
Issuances under employee stock purchase plan	55,424	—	—	—	182	—	—	182
Restricted stock units converted	32,551	—	—	—	231	—	—	231
Share-based compensation expense	—	—	—	—	1,590	—	—	1,590
Stock options exercised	2,655	—	—	—	9	—	—	9

Balance at December 31, 2012	57,216,237	353,853	—	—	126,832	(393,326)	(5,036)	82,323

Net loss	—	—	—	—	—	(38,759)	—	(38,759)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Common stock issued, net of offering costs of $0.6 million	13,346,901	1	—	—	25,955	—	—	25,956
Issuances under employee stock purchase plan	74,829	—	—	—	113	—	—	113
Restricted stock units converted	35,176	—	—	—	66	—	—	66
Share-based compensation expense	—	—	—	—	1,866	—	—	1,866

Balance at December 31, 2013	70,673,143	353,854	—	—	154,832	(432,085)	(5,051)	71,550

Net loss	—	—	—	—	—	(49,963)	—	(49,963)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(40)	(40)
Common stock issued, net of offering costs of $1.4 million	11,517,478	1	—	—	21,552	—	—	21,553
Series A Convertible Preferred Stock issued, net of offering costs of $1.4 million	—	—	10,000	—	18,693	—	—	18,693
Acquisition of Alpine Biosciences, Inc. (Alpine)	9,245,344	1	—	—	27,232			27,233
Issuances under employee stock purchase plan	76,811	—	—	—	114	—	—	114
Restricted stock units converted	82,576	—	—	—	287	—	—	287
Share-based compensation expense	—	—	—	—	1,832	—	—	1,832
Stock options exercised	6,000		—	—	7			7

Balance at December 31, 2014	91,601,352	$353,856	10,000	$—	$224,549	$(482,048)	$(5,091)	$91,266

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(49,963)	$(38,759)	$(3,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512	489	520
Amortization of discount and deferred financing costs on notes payable	—	—	78
Amortization of premiums and accretion of discounts on securities	533	651	835
Share-based compensation expense	2,187	2,021	1,041
Change in fair value of warrant liability	(796)	(2,327)	(25,520)
Cash settled on conversion of restricted share units	(96)	(22)	(39)
Other	(1)	(45)	255
Net changes in assets and liabilities:
Accounts and other receivables	(101)	126	11
Prepaid and other current assets	(168)	120	(302)
Other long-term assets	(83)	57	(307)
Accounts payable	144	(600)	674
Accrued and other liabilities	(736)	1,770	(435)
Accrued compensation and related liabilities	303	269	184
Deferred rent	(102)	(94)	(83)

Net cash used in operating activities	(48,367)	(36,344)	(26,503)

Cash flows from investing activities
Purchases of investments	(62,411)	(70,775)	(72,037)
Redemption of investments	71,861	68,315	64,518
Purchases of property and equipment	(380)	(252)	(752)
Cash assumed in connection with the acquisition of Alpine	104	—	—

Net cash provided by (used in) investing activities	9,174	(2,712)	(8,271)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	21,668	26,069	50,466
Proceeds from issuance of Series A convertible preferred stock, net of issuance cost	18,693	—	—
Proceeds from stock options exercised	7	—	9
Principal payment on notes payable	—	—	(909)
Repayment on notes payable	—	—	(4,135)

Net cash provided by financing activities	40,368	26,069	45,431

Increase (decrease) in cash and cash equivalents	1,175	(12,987)	10,657
Cash and cash equivalents, beginning of year	9,279	22,266	11,609

Cash and cash equivalents, end of year	$10,454	$9,279	$22,266

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$276

Non-cash activities
Issuance of common stock in connection with the acquisition of Alpine	$27,233	$—	$—

See accompanying notes to the consolidated financial statements

ONCOTHYREON INC.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Oncothyreon Inc. (the “Company”) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of therapeutic products for the treatment of cancer. The Company’s goal is to discover, develop and commercialize novel compounds that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the following significant accounting policies.

Basis of consolidation

The Company’s consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, including Protocell Therapeutics Inc., Oncothyreon Canada Inc., Biomira Management Inc., ProlX Pharmaceuticals Corporation, Biomira BV and Oncothyreon Luxembourg. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of 90 days or less at the time of purchase. At December 31, 2014, cash and cash equivalents was comprised of $6.4 million in cash, and $4.1 million in money market funds. As of December 31, 2013, cash and cash equivalents was comprised of $3.2 million in cash and $6.1 million in money market funds. The carrying value of cash equivalents approximates their fair value.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of December 31, 2014 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. Proceeds from sales of available-for-sale securities were $12.5 million for the year ended December 31, 2014. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2014:
Cash	$6,351	$—	$—	$6,351
Money market funds	4,103	—	—	4,103
Debt securities of U.S. government agencies	43,862	1	(19)	43,844
Corporate bonds	9,423	2	(9)	9,416

Total	$63,739	$3	$(28)	$63,714

As of December 31, 2013:
Cash	$3,221	$—	$—	$3,221
Money market funds	6,058	—	—	6,058
Debt securities of U.S. government agencies	49,878	18	(6)	49,890
Corporate bonds	13,390	4	(1)	13,393

Total	$72,547	$22	$(7)	$72,562

The following table summarizes the Company’s available for sale securities by contractual maturity:

	As of December 31, 2014		As of December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$51,338	$51,319	$56,789	$56,806
Greater than one year but less than five years	6,050	6,044	12,537	12,535

Total	$57,388	$57,363	$69,326	$69,341

Warrants

Warrants issued in connection with the Company’s May 2009 and September 2010 financings are recorded as liabilities as both have the potential for cash settlement upon the occurrence of a fundamental transaction (as defined in the warrant; see “Note 6 — Share Capital”). Changes in the fair value of the warrants are recognized as other income (expense) in the consolidated statements of operations. Warrants issued in connection with the Company’s May 2009 financing expired on May 26, 2014.

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

Long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its estimated fair value. Fair value is determined by management through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recorded for any of the periods presented.

Indefinite-lived intangible assets — IPR&D

Intangible assets related to In Process Research & Development (IPR&D) are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Upon completion of the project, the Company will make a separate determination of useful life of the IPR&D and the related amortization will be recorded as an expense over the estimated useful life. If the IPR&D is abandoned, the carrying value of the asset will be expensed. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on October 1 of each year or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of IPR&D exceeds its fair value, an impairment loss would be recognized. Subsequent research and development costs associated with the initial recognition of IPR&D assets are expensed as incurred. No impairment charges were recorded for any of the periods presented.

Goodwill

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year or more frequently when events or changes in circumstances indicate that the asset may be impaired. In the event that the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. No impairment charges were recorded for any of the periods presented.

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

Income or loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A convertible preferred stock and shares granted under the 2010 ESPP. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Basic net loss per share equaled the diluted loss per share for the year ended December 31, 2014 and 2013, since the effect of the shares potentially issuable upon the exercise or conversion was anti-dilutive. For additional information regarding the income or loss per share, see “Note 6 —   Share Capital.”

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method,deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the carrying amounts and tax bases of assets and liabilities and losses carried forward and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

The Company recognizes the financial statement effects of a tax position when it is more likely than not,based on the technical merits, that the position will be sustained upon examination. The Company does not believe any uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements nor expects any material change in its position in the next twelve months. Penalties and interest, of which there are none, would be reflected in income tax expense. Tax years are open to the extent the Company has net operating loss carryforwards available to be utilized currently.

Accumulated other comprehensive income (loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale investments. In addition to unrealized gains and losses on investments, accumulated other comprehensive income or loss consists of foreign currency translation adjustments which arose from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements prior to January 1, 2008. Should the Company liquidate or substantially liquidate its investments in its foreign subsidiaries, the Company would be required to recognize the related cumulative translation adjustments pertaining to the liquidated or substantially liquidated subsidiaries, as a charge to earnings in the Company’s consolidated statements of operations and comprehensive loss.

Realized gains of approximately $6,000 on sales of available-for-sale securities were reclassified out of accumulated other comprehensive loss and recorded as part of net other income (expense) on the Company’s consolidated statements of operations for the year ended December 31, 2014. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the twelve months ended December 31, 2014, 2013 and 2012:

	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2011	$22	$(5,066)	$(5,044)
Other comprehensive income	8	—	8

Balance at December 31, 2012	30	(5,066)	(5,036)
Other comprehensive loss	(15)	—	(15)

Balance at December 31, 2013	15	(5,066)	(5,051)

	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Other comprehensive loss	(40)	—	(40)

Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)

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

For non-employee directors, the Company sponsors a RSU Plan that was established in 2005. According to an amendment to the RSU Plan in October 2011, approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of the shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. This amendment resulted in the RSUs being classified as a liability. The outstanding RSU awards are required to be re-measured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The Company uses the closing share price of its shares on the NASDAQ Global Market at the reporting or settlement date to determine the fair value of RSUs. In June 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan.

The Company maintains an ESPP under which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The Company recognizes the estimated fair value of the ESPP which determined by the Black-Scholes option pricing model in the statement of operations.

For additional information regarding share-based compensation, see “Note 7 — Share-based Compensation.”

Business Combinations

In a business combination, the Company determines if the acquired property and activities meet the definition of a business under current accounting guidance. If the combination meets the definition of a business, the Company measures the significance of the combination to determine the required reporting and disclosure requirements for the transaction. Business combinations are required to be accounted for under the acquisition method which requires that identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value. In addition, all consideration transferred must be measured at its acquisition-date fair value.

When necessary, the Company uses a third party valuation expert to determine the fair value of the identifiable assets and liabilities acquired. The estimated fair values of in-process research and development acquired in a business combination which have not been fully developed are capitalized as indefinite-lived intangible assets and impairment testing is conducted periodically.

Segment information

The Company operates in a single business segment — research and development of therapeutic products for the treatment of cancer.

Recent accounting pronouncements

In November 2014, FASB issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market funds	$4,103	$—	$—	$4,103	$6,058	$—	$—	$6,058
Debt securities of U.S. government agencies	—	43,844	—	43,844	—	49,890	—	49,890
Corporate bonds	—	9,416	—	9,416	—	13,393	—	13,393

	$4,103	$53,260	$—	$57,363	$6,058	$63,283	$—	$69,341

Financial Liability:
Restricted Share Units	$310	$—	$—	$310	$337	$—	$—	$337
Warrants	—	—	128	128	—	—	924	924

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds.

There were no transfers between Level 1 and Level 2 during 2014.

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

As of December 31, 2014
September 2010 Warrants
Exercise price	$4.24
Market value of stock at end of period	$1.90
Expected dividend rate	0.0%
Expected volatility	60.3%
Risk-free interest rate	0.2%
Expected life (in years)	0.78

	As of December 31, 2013
	May 2009 Warrants	September 2010 Warrants
Exercise price	$3.74	$4.24
Market value of stock at end of period	$1.76	$1.76
Expected dividend rate	0.0%	0.0%
Expected volatility	45.3%	77.4%
Risk-free interest rate	0.1%	0.3%
Expected life (in years)	0.40	1.78

The table below shows the reconciliation of warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$924	$3,251
Change in fair value of warrant liability included in Other expense (income)	(796)	(2,327)

Balance at the end of period	$128	$924

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase by 10%, the value of the warrant liability would increase by approximately $64,000 or if volatility were to decrease by 10%, the value of the warrant liability would decrease by approximately $32,000.

4.	PROPERTY AND EQUIPMENT

The table below outlines the cost, accumulated depreciation and amortization and net carrying value of the Company’s property and equipment for the years ended December 31, 2014 and 2013:

	2014
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Scientific equipment	$2,273	$(1,429)	$844
Leasehold improvements	1,590	(948)	642
Computer software and equipment	414	(327)	87
Office equipment	34	(31)	3

	$4,311	$(2,735)	$1,576

	2013
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Scientific equipment	$1,985	$(1,096)	$889
Leasehold improvements	1,579	(787)	792
Office equipment	34	(26)	8
Computer software and equipment	325	(319)	6

	$3,923	$(2,228)	$1,695

Depreciation and leasehold improvement amortization expense was $0.5 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

5.	ACQUISITION

On August 8, 2014, the Company entered into an Agreement and Plan of Reorganization (Merger Agreement) with Alpine Biosciences, Inc. (Alpine), a privately held biotechnology company developing protocells, a nanoparticle capable of delivery of nucleic acids, proteins, peptides and small molecules. Pursuant to the terms and conditions set forth in the Merger Agreement, on August 8, 2014, the Company, through a reverse-triangular merger with Alpine into a fully-owned subsidiary of the Company, known as Protocell Therapeutics Inc, consummated the acquisition of Alpine. The merger consideration received by Alpine stockholders was 10% of the Company’s total capital stock determined on a fully-diluted basis immediately following the closing of the merger (Merger Consideration). The total value of the acquisition was approximately $27.2 million based on the closing price of Oncothyreon’s common stock on the day of the merger, which was $2.93 per share. An amount of stock equal to 12.5% of the Merger Consideration was placed in escrow as security for the indemnification obligations of Alpine’s stockholders. The Company intends to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on its own or with partners.

The transaction has been accounted for using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their estimated fair values as of the acquisition date and that intangible assets with indefinite lives be recorded at fair value on the balance sheet for IPR&D activities, regardless of the likelihood of success of the related product or technology. The excess of the aggregate fair value of consideration exchanged for an acquired business over the fair value of assets acquired including tangible assets and indefinite-lived intangible assets and liabilities assumed is recorded as Goodwill. Goodwill represents the anticipated synergies from combining the acquired assets with the Company.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Estimated Fair Value

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Goodwill was derived from the excess of the aggregate fair value of consideration exchanged for the acquisition of Alpine over the fair value of assets acquired and liabilities assumed. Based upon the fair values determined by the Company, in which the Company considered or relied in part upon a valuation report of a third-party expert. These fair value measurements were based on Level 3 measurements under the fair value hierarchy. The following table summarizes the allocation of the purchase price for the acquisition (in thousands):

Indefinite-lived intangible assets	$19,738
Goodwill	14,542
Net tangible assets	(139)
Deferred tax liabilities	(6,908)

Total purchase price allocation	$27,233

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$2,117
Goodwill recorded in connection with the acquisition of Alpine	14,542

Balance as of December 31, 2014	$16,659

The goodwill recognized from the acquisition of Alpine is not deductible for tax purposes.

Indefinite-lived Intangible Assets — IPR&D

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

The fair value of the indefinite-lived intangible assets of $19.7 million was determined by the Company, which relied upon a valuation report from an independent third party valuation expert using the income approach and estimates and assumptions provided by the Company’s management. The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 40% to 60% applied to the intangible assets to reflect the risk of the asset revenues derived from the respective intangible asset. Subsequent to the closing of the merger, research and development cost incurred on the IPR&D and general and administrative expenses associated with salaries and legal costs are expensed as incurred. From August 8, 2014 to December 31, 2014, the Company incurred nominal expenses from Alpine.

Deferred Tax Liabilities

Deferred tax liabilities of $6.9 million were the result of book versus tax difference attributable to the identifiable intangible asset multiplied by the statutory tax rate for the relevant jurisdiction.

Acquisition-Related Expenses

Acquisition-related expenses of $0.5 million, including legal and regulatory costs, were expensed as incurred and recorded in general and administrative expense in the Company’s condensed consolidated statements of operations for the twelve months ended December 31, 2014.

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

The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Net loss	$(51,297)	$(39,287)
Net loss per share – basic and diluted	$(0.66)	$(0.63)

6.	SHARE CAPITAL

Class UA preferred stock

As of December 31, 2014 and 2013, the Company had 12,500 shares of Class UA preferred stock authorized, issued and outstanding. The Class UA preferred stock has the following rights, privileges, and limitations:

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

Holders of Class UA preferred stock are entitled to mandatory redemption of their shares if the Company realizes “net profits” in any year. For this purpose, “net profits … means the after tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.” The Company has taken the position that this applies to Canadian GAAP and, accordingly, there have been no redemptions to date.

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

Preferred stock

As of December 31, 2014 and 2013, the Company had authorized 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2014 and 2013, the Company had 10,000 shares and zero shares of Series A convertible preferred stock issued and outstanding, respectively. Shares of preferred stock may be issued in one or more series from time to time by the board of directors of the Company, and the board of directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the board of directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

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

On February 11, 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price to the public of $1.50 per share, for estimated gross proceeds of , approximately $20 million and 1,333 shares of its Series B Convertible Preferred Stock at a price to the public of $1,500 per share, for estimated gross proceeds of approximately $2 million. Each share of Series B Convertible Preferred Stock is non-voting and convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, the Company also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of the Company’s common stock. On February 18, 2015, the Company closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of the Company’s common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to the Company of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts, commissions and estimated expenses of $1.6 million, were approximately $22.4 million.

Concurrent but separate from these offerings, the Company entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B Convertible Preferred Stock.

Common stock

On June 6, 2014, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. On June 6, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect such amendment.

As of December 31, 2014 and 2013, the Company had 200,000,000 shares and 100,000,000 shares of common stock, $0.0001 par value per share, authorized, respectively. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Amounts pertaining to issuances of common stock are classified as common stock on the consolidated balance sheet, approximately $9,160 and $7,067 of which represents par value of common stock as of December 31, 2014 and 2013 respectively. Additional paid-in capital primarily relates to amounts for share-based compensation (see “Note 7 — Share-based Compensation”).

Warrants

In connection with certain equity and debt financings, the Company issued warrants to purchase shares of its common stock.

In September 2010, the Company issued warrants to purchase 3,182,147 shares of its common stock in connection with a registered direct offering of its common stock and warrants. These warrants are classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain transactions specified in the warrant agreement. Warrants to purchase 2,691,242 shares of the Company’s common stock from a May 2009 financing expired on May 26, 2014.

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

A summary of outstanding warrants as of December 31, 2014 and 2013 and changes during the years is presented below.

	2014	2013
	Shares Underlying Warrants	Shares Underlying Warrants
Balance, beginning of year	10,922,090	5,922,090
Warrants issued	—	5,000,000
Warrants expired	(2,691,242)	—

Balance, end of year	8,230,848	10,922,090

The following table summarizes information regarding warrants outstanding at December 31, 2014:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
$3.08	48,701	February 8, 2018
$4.24	3,182,147	October 12, 2015
$5.00	5,000,000	December 5, 2018

	8,230,848

	Years Ended December 31,
	2014	2013
Shares underlying warrants outstanding classified as liabilities	3,182,147	5,873,389
Shares underlying warrants outstanding classified as equity	5,048,701	5,048,701

Equity Financings

On September 18, 2014, the Company entered into two underwriting agreements (each, an Underwriting Agreement) with Cowen and Company, LLC (Cowen) as representative of the underwriters named therein (Underwriters) for concurrent but separate offerings of the Company’s securities. On September 23, 2014, the Company closed concurrent but separate underwritten offerings of 10,000,000 shares of its common stock at a price of $2.00 per share, for gross proceeds of $20 million, and 10,000 shares of its Series A convertible preferred stock at a price of $2,000 per share, for gross proceeds of $20 million. Each share of Series A convertible preferred stock is non-voting and convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, the Company also granted the underwriters, and the underwriters exercised, a 30-day option to purchase 1,500,000 additional shares of the Company’s common stock. Aggregate gross proceeds from the offerings were approximately $43.0 million. Aggregate net proceeds from the offerings, after commissions and estimated expenses of $2.8 million, was approximately $40.2 million which included $21.6 million from the Company’s common stock offering and $18.6 million from the Company’s Series A convertible preferred stock offering.

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

“At-the-Market” Program

On February 3, 2012, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen to sell shares of the Company’s common stock, having aggregate gross sales proceeds up to $50,000,000, from time to time, through an “at-the-market” equity offering program under which Cowen acted as sales agent. Under the Sales Agreement, the

Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that Cowen would be entitled to compensation for its services that would not exceed, but could be lower than, 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. On July 1, 2013, the Company commenced selling its common stock through the “at the market” equity offering program under the Sales Agreement. On September 17, 2014, the Company terminated the Sales Agreement in connection with the Company’s September 2014 equity offerings. The Company was not subject to any termination penalties related to termination of the Sales Agreement. As of September 17, 2014, the Company had sold an aggregate of 8,364,379 shares of its common stock under the Sales Agreement for gross proceeds of $16.6 million. The net proceeds from the sale of the shares, after deducting commission of approximately $0.5 million, were approximately $16.1 million.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A convertible preferred stock and shares granted under the 2010 ESPP. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(49,963)	$(38,759)	$(3,415)
Adjustments for change in fair value of warrant liability	—	—	(25,520)

Diluted	$(49,963)	$(38,759)	$(28,935)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	77,619,807	62,387,616	53,728,672
Dilutive effect of warrants	—	—	1,171,283

Diluted	77,619,807	62,387,616	54,899,955

Net loss per share—basic	$(0.64)	$(0.62)	$(0.06)

Net loss per share—diluted	$(0.64)	$(0.62)	$(0.53)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Years Ended December 31,
	2014	2013	2012
Director and employee stock options	5,217,535	4,415,033	2,934,453
Warrants	8,230,848	10,922,090	48,701
Series A convertible preferred stock (as converted to common stock)	10,000,000	—	—
Non-employee director restricted share units	163,204	191,613	140,968
Employee stock purchase plan	3,997	2,765	4,758

7.	SHARE-BASED COMPENSATION

Share option plan

The Company sponsors a Share Option Plan (“Option Plan”) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common shares of the Company may be granted to employees, directors, and service providers. Prior to April 1, 2008, options were granted with a per share exercise price, in Canadian dollars, equal to the closing market price of the Company’s shares of common stock on the Toronto Stock Exchange on the date immediately preceding the date of the grant. After April 1, 2008, options were granted with a per share exercise price, in U.S. dollars, equal to the closing price of the Company’s shares of common stock on The NASDAQ Global Market on the date of grant. Canadian dollar amounts reflected in the tables below, which approximates their U.S. dollar equivalents as differences between the U.S. dollar and Canadian dollar exchange rates for the periods reflected below are not material. Prior to January 2010, options granted under the Option Plan begin to vest after one year from the date of the grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. After January 2010, options granted under the Option Plan begin to vest 25% on the first anniversary of the hiring date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. The current maximum number of shares of common stock reserved for issuance under the Option Plan is 9,160,135. As of December 31, 2014, 1,825,858 shares of common stock remain available for future grant under the Option Plan. A summary of option activity under the Option Plan as of December 31, 2014, and changes during such year is presented below. As described above, prior to April 1, 2008, exercise prices were denominated in Canadian dollars and in U.S. dollars thereafter. The weighted average exercise prices listed below are in their respective dollar denominations.

Options	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
In Canadian dollars ($CDN):
Outstanding at January 1, 2014	687,533	$7.53
Granted	—	—
Exercised	—	—
Forfeited	(6,666)	8.64
Expired	(508,332)	7.42

Outstanding at December 31, 2014	172,535	$7.80	0.37	$—

Vested or expected to vest at December 31, 2014	172,535	$7.80	0.37	$—

Vested and exercisable at December 31, 2014	172,535	$7.80	0.37	$—

In US dollars ($US):
Outstanding at January 1, 2014	3,727,500	$3.41
Granted	1,444,500	1.82
Exercised	(6,000)	1.10
Forfeited	(71,000)	3.76
Expired	(50,000)	1.83

Outstanding at December 31, 2014	5,045,000	$2.97	6.01	$543,010

Vested or expected to vest at December 31, 2014	4,938,695	$2.99	5.97	$529,330

Vested and exercisable at December 31, 2014	2,172,303	$3.96	4.35	$186,549

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2014. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $6.29 million, $4.73 million and $2.93 million, respectively. There were 6,000, zero and 2,655 stock options exercised for the year ended December 31, 2014, 2013 and 2012, respectively. Cash received from stock option exercises and the total intrinsic value of stock option exercises for the years ended December 31, 2014 and 2012 were immaterial and for the year ended December 31, 2013 were zero. As of December 31, 2014, there were 535,188 exercisable, in-the-money stock options based on the Company’s closing share price of $1.90 on The NASDAQ Global Market.

Share-based compensation expense related to the stock option plan of $1.7 million, $1.7 million and $1.4 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. Total compensation cost related to non-vested stock options not yet recognized was $3.3 million as of December 31, 2014, which is expected to be recognized over the next 35 months on a weighted-average basis. The Company uses the Black-Scholes option pricing model to value options upon grant date, under the following weighted average assumptions:

	2014	2013	2012
Weighted average grant-date fair value per stock option $US	$1.24	$1.26	$3.41
Expected dividend rate	—	—	—
Expected volatility	78.67%	86.53%	84.68%
Risk-free interest rate	1.65%	1.90%	0.89%
Expected life of options in years	5.82	6.0	6.0

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

Restricted share unit plan

The Company also sponsors a RSU Plan for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the Board of Directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant and will be converted into one share of common stock less the cash payment provisions described below at the end of the grant period (not to exceed five years) without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of December 31, 2014, 530,910 shares of common stock remain available for future grant under the RSU Plan. The fair value of the restricted share units has been determined to be the equivalent of the Company’s common share closing trading price on the date of grant as quoted on the NASDAQ Global Market.

Approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of such shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be re-measured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the closing trading price of the Company’s common shares on that date.

Upon vesting, RSUs of 110,104, 46,906 and 43,397 with a weighted average fair value of $3.47, $1.84 and $3.55 were converted into 110,104, 46,906 and 43,397 shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively. Pursuant to an October 2011 amendment to the Company’s RSU Plan, the Company withheld 27,528 shares of the 110,104 RSUs for the year ended December 31, 2014, 11,730 shares of the 46,906 RSUs for the year ended December 31, 2013 and 10,846 shares of the 43,397 RSUs for the year ended December 31, 2012. The Company delivered to non-employee directors cash totaling $95,653, $21,636 and $38,544, which was equal to the fair value of the shares withheld on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the RSU activity under the Company’s RSU Plan as of December 31, 2014, and changes during such year is presented below:

Restricted Share Units	Restricted Share Units	Weighted Average Fair Value per Unit
Outstanding at January 1, 2014	191,613	$1.76
Granted	81,695	3.06
Converted	(110,104)	3.47

Outstanding at December 31, 2014	163,204	$1.90

Expected to vest at December 31, 2014	163,204	$1.90

As of December 31, 2014, there was no unrecognized compensation cost related to unvested RSUs. The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.4 million, $0.2 million and a reduction of $0.5 million in share-based compensation expense recorded in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

For the year ended December 31, 2014, 2013 and 2012, expense related to this plan was $101,796, $149,674 and $184,960, respectively. Under the ESPP, the Company issued 76,811 shares to employees at a purchase price of $1.49 per share during the year ended December 31, 2014. The Company issued 38,934 and 35,895 shares to employees at a purchase price of $1.46 and $1.57 per share respectively for the year ended December 31, 2013. The Company issued 49,086 and 6,338 shares to employees at a purchase price of $3.33 and $2.82 per share respectively for the year ended December 31, 2012. As of December 31, 2014, there are 600,533 shares reserved for future purchases and there was $25,559 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.7 year.

8.	COLLABORATIVE AND LICENSE AGREEMENTS

Array BioPharma Agreements

On December 11, 2014, the Company entered into a License Agreement (the “License Agreement”) with Array BioPharma Inc. (“Array”). Pursuant to the License Agreement, Array has granted the Company an exclusive license to develop, manufacture and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. The License Agreement replaces and terminates the prior Development and Commercialization Agreement under which Oncothyreon and Array were jointly developing ONT-380, and going forward, the Company will be solely responsible for all pre-clinical and clinical development, regulatory and commercialization activities relating to ONT-380.

Under the terms of the License Agreement, the Company paid Array an upfront fee of $20 million, which was recorded as part of research and development expense upon initiation of the exclusive license agreement. In addition, if the Company sublicenses rights to ONT-380 to a third party, the Company will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of ONT-380 at the time of the sublicense. If the Company is acquired within three years of the effective date of the License Agreement, and ONT-380 has not been sublicensed to another entity prior to such acquisition, then the acquirer will be required to make certain milestone payments of up to $280 million to Array, which are primarily based on potential ONT-380 sales. Array is also entitled to receive up to a double-digit royalty based on net sales of ONT-380.

The License Agreement will expire on a county-by-country basis ten years following the first commercial sale of the product in each respective country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by the Company on 180 days’ notice to Array. The Company and Array have also agreed to indemnify the other party for certain of their respective warranties and obligations under the License Agreement.

Pursuant to the terms of the License Agreement, the Company and Array agreed to terminate the Development and Commercialization Agreement, dated May 29, 2013 by and between the Company and Array (the “Collaboration Agreement”), pursuant to which the companies collaborated on the development and commercialization of ONT-380 for the treatment of cancer, including breast cancer. The Company paid Array an upfront fee of $10 million in 2013, which was recorded as part of research and development expense upon initiation of the collaboration.

The License Agreement replaces the Collaboration Agreement, and the termination of the Collaboration Agreement was effective on the date the parties entered into the License Agreement. The Company did not incur any early termination penalties as a result of termination of the Collaboration Agreement.

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

The agreement provides that the Company will supply ONT-10 and Celldex will supply varlilumab. The Phase 1b trial will be conducted and funded by the Company. The Company and Celldex will jointly own the data from the trial and will make any plans for potential future development of the combination therapy together. There are no payments due under this agreement.

STC.UNM

Effective June 30, 2014, Alpine entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. Under the terms of the license agreement, the Company, as successor to Alpine, has the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company is obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success based milestones up to $5 million, a double-digit royalty on commercial sublicensing income and a low single-digit royalty based on net sales, if any. In addition, Alpine issued STC.UNM a number of shares of common stock such that STC.UNM owned 5% of the outstanding equity of Alpine prior to the merger between the Company and Alpine. Please refer to “Note 5 - Acquisition” of the audited financial statements included in this report for additional information regarding the Company’s acquisition of Alpine.

Merck KGaA

In May 2001, the Company and Merck KGaA entered into a collaborative arrangement to pursue joint global product research, clinical development and commercialization for two product candidates, including tecemotide (formerly known as L-BLP25 or Stimuvax), a MUC1-based liposomal cancer vaccine. This collaboration agreement was subsequently revised and ultimately replaced in 2008 with a license agreement. Under the 2008 license agreement, (1) the Company licensed to Merck KGaA the exclusive right to develop, commercialize and manufacture tecemotide and the right to sublicense to other persons all rights licensed to Merck KGaA by us, (2) the Company transferred certain manufacturing know-how, (3) the Company agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (4) if the Company intends to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights. In 2014, Merck KGaA announced that it does not intend to continue the clinical development of tecemotide. Merck KGaA is continuing to support certain investigator-sponsored studies of tecemotide.

9.	NET INVESTMENT AND OTHER INCOME (EXPENSE) AND INTEREST EXPENSE

Net investment and other income (expense) include the following components for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Investment income, net	$73	$95	$128
Loss on extinguishment of debt	—	—	(279)
Net foreign exchange gain (loss)	(4)	(3)	1
Gain (loss) on sale of equipment	1	45	24
Gain (loss) on sale of investment	6	—	(1)
Other income	—	—	—

Total investment and other income (expense), net	$76	$137	$(127)

During part of 2012, the Company had a $5 million term loan outstanding which carried a fixed rate of 10.64% per annum and was payable over a 42-month period.

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

Interest expense for the years ended December 31, 2012 was $308,745. Interest expense is calculated using the effective interest method and includes non-cash amortization of debt discount and capitalized loan fees in the amount of $77,504 for the years ended December 31, 2012.

There were no interest expenses for the year ended December 31, 2014 and 2013.

10.	INCOME TAX

There was no income tax provision or benefit for the years ended December 31, 2014, 2013 and 2012.

The provision for income taxes was different from the expected statutory federal income tax rate as follows:

	2014	2013	2012
Tax benefit at statutory rate	35.0%	35.0%	35.0%
Change in fair value of warrant liability	0.6	2.1	261.5
Stock based compensation	(2.1)	(0.1)	(1.9)
Other	0.5	(0.0)	(1.9)
Change in valuation allowance	(30.1)	(37.0)	(292.7)
Expiration of loss carryforwards and credits	(2.9)	(0.0)	(0.0)

Income tax benefit (provision)	0.0%	0.0%	0.0%

The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Consolidated Balance Sheets and consist of the following as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Deferred tax assets
Current
Accrued expenses and other	$676	$569
Valuation allowance	(673)	(567)

Net current deferred tax assets	3	2
Non-current deferred tax assets
Tax benefits from losses carried forward and tax credits	154,559	156,938
Stock based compensation	2,088	2,506
Intangible assets	11,449	1,030
Other	107	114

	168,203	160,588
Valuation allowance	(167,895)	(160,354)

Net non-current deferred tax assets	308	234

Deferred tax liabilities
Current
Prepaid expenses	311	236

Total current deferred tax liabilities	311	236
Noncurrent
Intangible asset	6,908	—

Total noncurrent deferred tax liabilities	6,908	—
Net deferred tax liability	$6,908	$—

Based on the available evidence, the Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of these deferred tax assets will not be realized. The valuation allowance increased by $7.6 million and $7.6 million during the years ended December 31, 2014 and December 31, 2013, respectively.

On August 8, 2014 Alpine Biosciences Inc., merged into and with Protocell Therapeutics Inc., a wholly owned subsidiary of Oncothyreon Inc. For tax purposes this transaction is treated as a stock acquisition and therefore the tax attributes of Alpine were recorded through purchase accounting. There was no release of the valuation allowance due to the acquisition.

The Company has recorded the following reserve for uncertain tax positions as of December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Balance at January 1	$662	$662	$729
Increase related to prior year tax positions	—	—	12
Decrease related to current year tax positions	(117)	—	—
Lapses of statute of limitations	—	—	(79)

Balance at December 31	$545	$662	$662

None of the unrecognized tax benefits that, if recognized, would affect the effective tax rate due to valuation allowance. We are currently not under audit by the federal, state and foreign tax authorities. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefit will materially increase or decrease within the next 12 months.

United States

The Company has accumulated net operating losses in the United States of $183.9 million and $168.4 million for United States federal tax purposes at December 31, 2014 and 2013, respectively, some of which are restricted pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2018 through 2034. The Company has federal research and development tax credit carry forwards of $0.5 million that will expire in fiscal years 2018 through 2023, if not utilized.

Canada

The Company has unclaimed Canada federal investment tax credits of $17.6 million and $19.1 million at December 31, 2014 and 2013, respectively, that expire in fiscal years 2018 through 2029. The Company has scientific research & experimental development expenditures of $118.0 million and $128.3 million for Canada federal purposes and $51.7 million and $56.2 million for provincial purposes at December 31, 2014 and 2013, respectively. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has Canada federal capital losses of $160.3 million and $174.3 million and provincial capital losses of $160.4 million and $174.4 million at December 31, 2014 and 2013, respectively, that can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $5.5 million and $5.7 million at December 31, 2014 and 2013 for Canada federal tax purposes and $3.5 million and $3.6 million at December 31, 2014 and 2013 for provincial purposes which expire between 2027 and 2033. The Company is subject to examination by the Canada Revenue Agency for years after 2008. However carryforward attributes that were generated prior to 2008 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

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

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by U.S. tax authorities. The Company’s matching contributions to the plan totaled $0.2 million for each of the three year ended December 31, 2014, 2013 and 2012. There were no changes to the plan during the year ended December 31, 2014.

Lease obligations — operating leases

The Company is committed to annual minimum payments under operating lease agreements for its office and laboratory space and equipment) as follows (in thousands):

Year Ending December 31,
2015	$609
2016	618
2017	622
2018	604
Thereafter	—

$2,453

Rental expense for operating leases in the amount of $0.5 million has been recorded in the consolidated statements of operations for each of the years ended December 31, 2014, 2013 and 2012, respectively. In May 2008, the Company entered into a lease agreement to lease office and laboratory space for its headquarters in Seattle, Washington totaling approximately 17,000 square feet. The lease, which expires in December 2018, provides for a monthly base rent of $47,715 increasing to $52,259 in 2018. The Company has also entered into operating lease obligations through July 2017 for certain office equipment, which are included in the table above.

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

12.	SUBSEQUENT EVENTS

On February 11, 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price to the public of $1.50 per share, for estimated gross proceeds of , approximately $20 million and 1,333 shares of its Series B Convertible Preferred Stock at a price to the public of $1,500 per share, for estimated gross proceeds of approximately $2 million. Each share of Series B Convertible Preferred Stock is non-voting and convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, the Company also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of the Company’s common stock. On February 18, 2015, the Company closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of the Company’s common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to the Company of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts, commissions and estimated expenses of $1.6 million, were approximately $22.4 million. Concurrent but separate from these offerings, the Company entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B Convertible Preferred Stock.

13.	CONDENSED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2014 and 2013. The unaudited information should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Operating expenses(1)	$7,160	$7,797	$8,020	$27,858
Net loss(1)(2)	(9,616)	(6,032)	(6,736)	(27,578)
Net loss per share — basic and diluted	(0.14)	(0.09)	(0.09)	(0.30)
2013
Operating expenses(3)	$7,991	$18,047	$7,602	$7,583
Net loss(3)(4)	(8,288)	(16,398)	(7,710)	(6,363)
Net loss per share — basic and diluted	(0.14)	(0.28)	(0.12)	(0.09)

(1)	Operating expenses and net loss for the three months ended December 31, 2014 includes an upfront fee of $20.0 million paid to Array in connection with our license agreement in December 2014 (see Note 8).
(2)	Net loss for the three months ended March 31, June 30, September 30 and December 31, 2014 includes change in fair value of warrants income (expense) of approximately $(2.5) million, $1.7 million, $1.3 million and $0.3 million respectively (see Note 3).
(3)	Operating expenses and net loss for the three months ended June 30, 2013 includes an upfront fee of $10.0 million paid to Array upon initiation of a collaboration agreement that the Company entered into in May 2013 (see Note 8).

(4)	Net loss for the three months ended March 31, June 30, September 30 and December 31, 2013 includes change in fair value of warrants income (expense) of approximately $(0.3) million, $1.6 million, $(0.2) million and $1.2 million respectively (see Note 3).