Form 10-Q
period 2015-03-31
Oncothyreon Inc.
filed 2015-05-11
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 11, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 102,301,012.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$13,508	$10,454
Short-term investments	60,515	47,217
Accounts and other receivables	248	298
Prepaid and other current assets	679	888

Total current assets	74,950	58,857
Long-term investments	3,521	6,043
Property and equipment, net	1,938	1,576
Indefinite-lived intangible assets	19,738	19,738
Goodwill	16,659	16,659
Other assets	531	538

Total assets	$117,337	$103,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$497	$689
Accrued and other liabilities	2,235	2,129
Accrued compensation and related liabilities	767	1,614
Current portion of restricted share unit liability	133	155
Current portion of warrant liability	—	128

Total current liabilities	3,632	4,715
Deferred rent	309	337
Restricted share unit liability	179	155
Deferred tax liability	6,908	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2015 and December 31, 2014; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014; Series B Convertible Preferred Stock – 5,333 shares and zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively;	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 102,301,012 shares and 91,601,352 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	353,857	353,856
Additional paid-in capital	247,468	224,549
Accumulated deficit	(489,983)	(482,048)
Accumulated other comprehensive loss	(5,063)	(5,091)

Total stockholders’ equity	106,279	91,266

Total liabilities and stockholders’ equity	$117,337	$103,411

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
	(Unaudited)

Operating expenses
Research and development	$5,758	$4,813
General and administrative	2,321	2,347

Total operating expenses	8,079	7,160

Loss from operations	(8,079)	(7,160)

Other income (expenses)
Investment and other income (expenses), net	16	21
Change in fair value of warrant liability	128	(2,477)

Total other income (expenses), net	144	(2,456)

Net loss	$(7,935)	$(9,616)

Net loss per share—basic and diluted	$(0.08)	$(0.14)

Shares used to compute basic and diluted net loss per share	98,311,193	70,688,243

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)

Net loss	$(7,935)	$(9,616)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain during the period, net	28	12

Other comprehensive income	28	12

Comprehensive loss	$(7,907)	$(9,604)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,935)	$(9,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	122
Amortization of premiums and accretion of discounts on securities	82	169
Share-based compensation expense	502	769
Change in fair value of warrant liability	(128)	2,477
Cash settled on conversion of restricted share units	—	(71)
Net change in assets and liabilities:
Accounts and other receivable	50	(222)
Prepaid expenses and other current assets	209	157
Other long term assets	7	(132)
Accounts payable	(192)	20
Accrued and other liabilities	(57)	(927)
Accrued compensation and related liabilities	(847)	(749)
Deferred rent	(28)	(25)

Net cash used in operating activities	(8,188)	(8,028)

Cash flows from investing activities
Purchases of investments	(25,481)	(7,002)
Redemption of investments	14,650	12,080
Purchases of property and equipment, net	(347)	(84)

Net cash (used in) provided by investing activities	(11,178)	4,994

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	20,557	55
Proceeds from issuance of Series B convertible preferred stock, net of issuance cost	1,863	—

Net cash provided by financing activities	22,420	55

Increase (decrease) in cash and cash equivalents	3,054	(2,979)
Cash and cash equivalents, beginning of period	10,454	9,279

Cash and cash equivalents, end of period	$13,508	$6,300

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2015 and March 31, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission (the SEC) on March 10, 2015.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2015 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.

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

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2015. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
		(In thousands)
Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income	28	—	28

Balance at March 31, 2015	$3	$(5,066)	$(5,063)

	Three months ended March 31, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income	12	—	12

Balance at March 31, 2014	$27	$(5,066)	$(5,039)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

There were no new applicable accounting pronouncements during the three months ended March 31, 2015 that would have an impact on the Company’s condensed consolidated financial position or results of operations. For recent accounting pronouncements that have not yet been adopted, please refer to the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.

4.	FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$6,514	$—	$—	$6,514	$4,103	$—	$—	$4,103
Debt securities of U.S. government agencies	—	50,854	—	50,854	—	43,844	—	43,844
Corporate bonds	—	14,682	—	14,682	—	9,416	—	9,416

	$6,514	$65,536	$—	$72,050	$4,103	$53,260	$—	$57,363

Financial liabilities:
Restricted share units	$312	$—	$—	$312	$310	$—	$—	$310
Warrants	$—	$—	$—	$—	—	—	128	128

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three month period ended March 31, 2015. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of March 31, 2015 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2015
Cash	$5,494	$—	$—	$5,494
Money market funds	6,514	—	—	6,514
Debt securities of U.S. government agencies	50,854	3	(3)	50,854
Corporate bonds	14,678	8	(4)	14,682

Total	$77,540	$11	$(7)	$77,544

As of December 31, 2014
Cash	$6,351	$—	$—	$6,351
Money market funds	4,103	—	—	4,103
Debt securities of U.S. government agencies	43,862	1	(19)	43,844
Corporate bonds	9,423	2	(9)	9,416

Total	$63,739	$3	$(28)	$63,714

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$68,527	$68,529	$51,338	$51,319
Greater than one year but less than five years	3,519	3,521	6,050	6,044

Total	$72,046	$72,050	$57,388	$57,363

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A and B convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(7,935)	$(9,616)
Adjustments for change in fair value of warrant liability	—	—

Diluted	$(7,935)	$(9,616)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	98,311,193	70,688,243
Dilutive effect of warrants	—	—

Diluted	98,311,193	70,688,243

Net loss per share—basic and diluted	$(0.08)	$(0.14)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three months ended March 31,
	2015	2014
Director and employee stock options	5,222,202	4,430,033
Warrants	8,230,848	10,922,090
Series A convertible preferred stock (as converted to common stock)	10,000,000	—
Series B convertible preferred stock (as converted to common stock)	5,333,000	—
Non-employee director restricted share units	191,136	114,205
Employee stock purchase plan	20,683	19,484

7.	EQUITY

Amended and Restated Certificate of Incorporation

On June 6, 2014, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. On June 6, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect such amendment.

Equity Financings

February 2015 Financing

Common Stock

On February 11, 2015, the Company closed on an underwritten offering of 13,500,000 shares of its common stock at a price to the public of $1.50 per share, for gross proceeds of approximately $20.3 million. As part of the common stock offering, the Company also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of the Company’s common stock. On February 18, 2015, the Company closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of the Company’s common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to the Company of approximately $1.7 million.

Series B Convertible Preferred Stock

In addition, on February 11, 2015, the Company closed on a concurrent but separate underwritten offering of 1,333 shares of its Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. The Company designated 5,333 shares of its authorized and unissued preferred stock as Series B convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Delaware Secretary of State. Concurrent but separate from this offering, the Company entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B convertible preferred stock.

Each share of Series B convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series B convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding, which percentage may be increased at the holders’ election up to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B convertible preferred stock will receive a payment equal to $0.0001 per share of Series B convertible preferred stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA preferred stock and pari passu with any distributions to the holders of the Company’s Series A convertible preferred stock. Shares of Series B convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B convertible preferred stock will be required to amend the terms of the Series B convertible preferred stock. Shares of Series B convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created specifically ranking by its terms junior to the Series B convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock and any class or series of capital stock created specifically ranking by its terms on parity with the Series B convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created specifically ranking by its terms senior to the Series B convertible preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

Aggregate gross proceeds from the February 2015 offerings were approximately $24.0 million. Aggregate net proceeds from the February 2015 offerings, after underwriting discounts, commissions and estimated expenses of $1.6 million, were approximately $22.4 million.

September 2014 Financing

Common Stock

On September 23, 2014, the Company closed on an underwritten offering of 10,000,000 shares of its common stock at a price to the public of $2.00 per share, for gross proceeds of $20.0 million. As part of the common stock offering, the Company also granted the underwriters, and the underwriters exercised, a 30-day option to purchase 1,500,000 additional shares of the Company’s common stock at a price to the public of $2.00 per share, less underwriting discounts and commissions, which resulted in net proceeds to the Company of approximately $3.0 million.

Series A Convertible Preferred Stock

In addition, on September 23, 2014, the Company closed on a concurrent but separate underwritten offering of 10,000 shares of its Series A convertible preferred stock at a price to the public of $2,000 per share, for gross proceeds of $20.0 million, and the Company designated 10,000 shares of its authorized and unissued preferred stock as Series A convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Delaware Secretary of State.

Each share of Series A convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series A convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A convertible preferred stock will receive a payment equal to $0.0001 per share of Series A convertible preferred stock before any proceeds are distributed to the holders of common stock, but after any proceeds are distributed to the holder of the Company’s Class UA preferred stock. Shares of Series A convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A convertible preferred stock will be required to amend the terms of the Series A convertible preferred stock. Shares of Series A convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created specifically ranking by its terms junior to the Series A convertible preferred stock;

•	on parity with the Company’s Series B convertible preferred stock and any class or series of capital stock created specifically ranking by its terms on parity with the Series A convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created specifically ranking by its terms senior to the Series A convertible preferred stock;

in each case, as to distribution of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

Aggregate gross proceeds from the September 2014 offerings were approximately $43.0 million. Aggregate net proceeds from the offerings, after commissions and estimated expenses of $2.8 million, were approximately $40.2 million which included $21.6 million from the Company’s common stock offering and $18.6 million from the Company’s Series A convertible preferred stock offering.

8.	WARRANTS

Warrants consist of liability-classified warrants and equity-classified warrants. As of March 31, 2015, warrants to purchase a total of 8,230,848 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three months ended March 31, 2015 and March 31, 2014.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of March 31, 2015, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. As of March 31, 2015, warrants to purchase 3,182,147 shares of the Company’s common stock from the September 2010 financing that expire on October 12, 2015 were outstanding and classified as a liability.

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

	September 2010 Warrants
	As of March 31, 2015	As of December 31, 2014
Exercise price	$4.24	$4.24
Market value of stock at end of period	$1.63	$1.90
Expected dividend rate	0.0%	0.0%
Expected volatility	46.5%	60.3%
Risk-free interest rate	0.3%	0.2%
Expected life (in years)	0.53	0.78

The fair value of the warrant liability was zero as of March 31, 2015. While the warrants have not expired, the primary factors affecting the decrease in value of the warrants were the time left until expiration and the fair market value of the stock price as of March 31, 2015 in relation to the strike price of the warrants.

The fair value of the warrant liability and the changes in its fair value during the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$128	$924
Change in fair value of warrant liability included in:
Other expense (income)	(128)	2,477

Balance at the end of period	$—	$3,401

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. There would be no impact on the value of the warrant liability if volatility were to increase or decrease by 10%.

9.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of March 31, 2015, the number of shares of common stock available for issuance under the Share Option Plan was 10,230,101. As of March 31, 2015, 3,914,012 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended March 31, 2015 and March 31, 2014, the Company granted 17,000 and 52,500 stock options, respectively. Stock compensation expense was $0.5 million for the three months ended March 31, 2015 and $0.4 million for the three months ended March 31, 2014, respectively. No stock options were exercised during the three months ended March 31, 2015 and March 31, 2014.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2015	2014
Expected dividend rate	0.00%	0.00%
Expected volatility	77.70%	54.98%
Risk-free interest rate	1.41%	0.21%
Expected life (in years)	6.00	1.07

The expected life represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method, which calculates the expected life as the average of the vesting term and the contractual term of the option. The Company’s historical stock option exercise data were impacted by a restructuring of its business in 2008. Because the Company does not have sufficient historical stock option exercise data to accurately estimate the expected term used for its valuation of stock options, the Company continues to use the simplified method to calculate the expected term of new stock option grants to employees. As the Company accumulates more data and history related to the exercises of stock option awards, the Company will reassess its use of the simplified method to determine the expected term. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an equivalent expected term of the option. The Company does not expect to pay dividends on its common stock. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2015 and March 31, 2014, expense related to this plan was $11,348 and $32,196, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended March 31, 2015 and March 31, 2014. There are 600,533 shares reserved for future issuances under the ESPP as of March 31, 2015.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of March 31, 2015, 502,978 shares of common stock remain available for future grant under the RSU Plan. The Company granted 27,932 restricted share units (RSUs) with a fair value of approximately $50,000 during the three months ended March 31, 2015. The Company did not grant any RSUs during the three months ended March 31, 2014. Zero and 77,408 shares were issued upon conversion of RSUs during the three months ended March 31, 2015 and March 31, 2014, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and the Company is required to deliver an amount in cash equal to the fair market value of these shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be remeasured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet is less than the original award value, the difference is recognized in equity. The fair value of the outstanding RSUs on the reporting date is determined to be the closing trading price of the Company’s common shares on that date.

The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $1,500 and $287,000 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Array BioPharma Inc.

On December 11, 2014, the Company entered into a License Agreement (the License Agreement) with Array BioPharma Inc. (Array). Pursuant to the License Agreement, Array granted the Company an exclusive license to develop, manufacture and commercialize ONT-380, an orally active, reversible and selective small-molecule HER2 inhibitor. The License Agreement replaced and terminated the prior Development and Commercialization Agreement, dated May 29, 2013 by and between the Company and Array (the Collaboration Agreement), pursuant to which Oncothyreon and Array were jointly developing ONT-380. The Company is now solely responsible for all pre-clinical and clinical development, regulatory and commercialization activities relating to ONT-380.

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

Pursuant to the terms of the License Agreement, the Company and Array agreed to terminate the Collaboration Agreement. The Company paid Array an upfront fee of $10 million upon initiation of the collaboration in 2013, which was recorded as part of research and development expense. The Company did not incur any early termination penalties as a result of termination of the Collaboration Agreement.

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

STC.UNM

Effective June 30, 2014, Alpine Biosciences, Inc. (Alpine) entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. Oncothyreon acquired Alpine in August 2014. Under the terms of the license agreement, the Company, as successor to Alpine, has the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company is obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success based milestones up to $5 million, a double-digit royalty on commercial sublicensing income and a low single-digit royalty based on net sales, if any. In addition, Alpine issued STC.UNM a number of shares of common stock such that STC.UNM owned 5% of the outstanding equity of Alpine prior to the merger between the Company and Alpine.

Sentinel Oncology Ltd.

In April 2014, the Company entered into an exclusive license and research collaboration agreement with Sentinel Oncology Limited (Sentinel) for the development of novel small molecule Chk1 kinase inhibitors. Under the agreement, the Company makes payments to Sentinel to support their chemistry research. The Company is responsible for pre-clinical and clinical development, manufacture and commercialization of any resulting compounds. Sentinel is eligible to receive success-based development and commercial milestone payments up to approximately $90 million based on development and commercialization events, including the initiation of cGMP toxicology studies, the initiation of certain clinical trials, regulatory approval and first commercial sale. Sentinel is also entitled to a single-digit royalty based on net sales.

Merck KGaA

In May 2001, the Company and Merck KGaA entered into a collaborative arrangement to pursue joint global product research, clinical development and commercialization for two product candidates, including tecemotide (formerly known as L-BLP25 or Stimuvax), a MUC1-based liposomal cancer vaccine. This collaboration agreement was subsequently revised and ultimately replaced in 2008 with a license agreement. Under the 2008 license agreement, (1) the Company licensed to Merck KGaA the exclusive right to develop, commercialize and manufacture tecemotide and the right to sublicense to other persons all rights licensed to Merck KGaA by the Company, (2) the Company transferred certain manufacturing know-how, (3) the Company agreed not to develop any product, other than ONT-10, that is competitive with tecemotide and (4) if the Company intends to license the development or commercialization rights to ONT-10, Merck KGaA will have a right of first negotiation with respect to such rights. In 2014, Merck KGaA announced that it does not intend to continue the clinical development of tecemotide. Merck KGaA is continuing to support certain investigator-sponsored studies of tecemotide.

12.	INCOME TAX

Due to projected and actual losses for the years ended December 31, 2015 and 2014, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three months ended March 31, 2015 and March 31, 2014. The Company has recognized a full valuation allowance on its deferred tax assets. The Company’s net deferred tax assets and net deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

13.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s recent public underwritten offering. In February 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price of $1.50 per share, for gross proceeds of $20.3 million, and 1,333 shares of its Series B convertible preferred stock at a price of $1,500 per share for gross proceeds of $2.0. In this offering, affiliates of BVF, Inc., a holder of more than 5% of the Company’s outstanding common stock, purchased 1,333 shares of the Company’s Series B preferred stock for an aggregate purchase price of $2.0 million. Separate but concurrent with these offerings, affiliates of BVF, Inc. also exchanged 4,000,000 shares of common stock for 4,000 shares of Series B preferred stock.

14.	SUBSEQUENT EVENTS

None.

16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our discovery research, pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to manage our relationship with Array to develop and commercialize ONT-380;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

We are developing ONT-380 for the treatment of HER2-positive metastatic breast cancer. ONT-380 is a small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers, such as gastric and ovarian cancer. Over-expression of HER2 in breast cancer is associated with increased mortality in early stage disease, decreased time to relapse, and increased incidence of metastases. We have an exclusive license agreement with Array BioPharma Inc. (Array) to develop, manufacture and commercialize ONT-380.

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

We are conducting a Phase 1 trial for ONT-10, a cancer vaccine directed against MUC1. Results from this trial have demonstrated that ONT-10 activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. This trial is also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist. We are also conducting a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex.

We are increasingly focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts, in August 2014 we acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer and rare diseases, either on our own or with partners. We are also collaborating with Sentinel Oncology Ltd., of Cambridge, United Kingdom for the development of novel small molecule Chk1 kinase inhibitors. We have identified a lead product candidate molecule, for which we currently expect to file an Investigational New Drug application (IND) in late 2015. In addition, we recently initiated a collaboration with Adimab LLC of Lebanon, New Hampshire for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

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

We have incurred substantial losses since our inception. As of March 31, 2015, our accumulated deficit totaled $490.0 million. We incurred a net loss of $7.9 million for the three months ended March 31, 2015 compared to a net loss of $9.6 million for the same period in 2014. The decrease in loss for the three months ended March 31, 2015 was primarily due to $0.1 million in non-cash income from the change in the fair value of our warrant liability during the three months ended March 31, 2015 compared to $2.5 million in non-cash expense from the change in the fair value of our warrant liability during the three months ended March 31, 2014. The change in the fair value of our warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. The decrease in loss was partly offset by higher research and development expenses primarily due to greater activity related to the development of our product candidates. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

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

Investment and Other Income (Expense), Net. Net investment and other income (expense) consisted of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S. government agencies and corporate bonds.

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in September 2010 are classified as a liability due to their potential settlement in cash and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants are marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2015 and March 31, 2014

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating expenses	$8.1	$7.2
Change in fair value of warrant liability—income (loss)	$0.1	$(2.4)
Net loss	$(7.9)	$(9.6)

Operating expenses were higher for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to increases in research and development expenses. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We incurred a net loss of $7.9 million for the three months ended March 31, 2015 compared to a net loss of $9.6 million for the three months ended March 31, 2014. The decrease in our net loss was primarily due to $0.1 million in non-cash income from the change in the fair value of our warrant liability during the three months ended March 31, 2015 compared to $2.5 million in non-cash expense from the change in the fair value of our warrant liability during the three months ended March 31, 2014, which was partially offset by increases in operating expenses.

Income or expense associated with the change in fair value of the warrant liability is the result of the remeasurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. For more information, see “Note 8 — Warrants” of the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

Research and Development Expense

	Three Months Ended March 31,
	2015	2014
	(In millions)
Research and development	$5.8	$4.8

Research and development expenses increased by $1.0 million, or 20.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, principally due to increases in salaries and benefits of $0.9 million attributable to increased headcount. In addition, clinical trial expenses increased by $0.2 million, partly offset by lower manufacturing development and preclinical expenses of $0.2 million.

General and Administrative Expense

	Three Months Ended March 31,
	2015	2014
	(In millions)
General and administrative	$2.3	$2.3

There was no change in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,
	2015	2014
	(In millions)
Change in fair value of warrant liability — income (expense)	$0.1	$(2.5)

The $0.1 million non-cash income for the three months ended March 31, 2015 was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the September 2010 financing. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $13.5 million, short-term investments of $60.5 million and long-term investments of $3.5 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $13.5 million as of March 31, 2015 compared to $10.5 million as of December 31, 2014, an increase of $3.0 million, or 28.6%. The increase was attributable to net proceeds of $22.4 million from our February 2015 concurrent but separate underwritten offerings of our common stock and Series B convertible preferred stock, which resulted in net proceeds of $20.5 million and $1.9 million, respectively. The increase was partly offset by net investment purchases of $10.8 million, cash used to fund our operations of $8.2 million and equipment purchases of $0.3 million.

As of March 31, 2015, our working capital (defined as current assets less current liabilities) was $71.3 million compared to $54.1 million as of December 31, 2014, an increase of $17.2 million, or 31.8%. The increase in working capital was primarily attributable to an increase in short-term investments of $13.3 million, an increase in cash and cash equivalents of $3.1 million and a decrease in accrued compensation and related liabilities of $0.8 million.

On February 11, 2015, we closed concurrent but separate underwritten offerings of 13,500,000 shares of our common stock at a price to the public of $1.50 per share, for gross proceeds of approximately $20.3 million and 1,333 shares of our Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. Each share of Series B convertible preferred stock is non-voting and convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, we also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of our common stock. On February 18, 2015, we closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of our common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to us of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and estimated expenses of $1.6 million, were approximately $22.4 million.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $8.2 million for the three months ended March 31, 2015, compared to $8.0 million for the three months ended March 31, 2014. The increase was attributable primarily to an increase in research and development expenses.

Cash Flows from Investing Activities

Cash used by investing activities was $11.2 million for the three months ended March 31, 2015, compared to cash provided by investing activities of $5.0 million for the three months ended March 31, 2014. This change was attributable primarily to higher purchases of investments, net of redemption, of $15.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In addition, purchases of property and equipment increased by $0.3 million during the three months ended March 31, 2015 compared to the same period in 2014.

Cash Flows from Financing Activities

Cash provided by financing activities was $22.4 million during the three months ended March 31, 2015, which consisted of net proceeds of approximately $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million. Cash provided by financing activities was $0.1 million during the three months ended March 31, 2014.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,301	$611	$1,243	$447	$—

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with clinical trial sites and third party manufacturers contain certain customary indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of March 31, 2015, we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

There were no new applicable accounting pronouncements during the three months ended March 31, 2015 that would have an impact on our condensed consolidated financial position or results of operations. For recent accounting pronouncements that have not yet been adopted, please refer to the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $77.5 million and $63.7 million as of March 31, 2015 and December 31, 2014, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2015 and sustained throughout the period ended March 31, 2015, would result in a decline in investment income of approximately $18,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2015, our accumulated deficit was approximately $490.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

Under our prior collaboration agreement with Array for the development of ONT-380, Array was responsible for the manufacture of ONT-380, which they outsourced to third parties. In December 2014, we entered into an exclusive license agreement with Array to develop, manufacture and commercialize ONT-380. Under the exclusive license agreement, which superseded the collaboration agreement, we are responsible for the manufacture of ONT-380, which we plan to outsource to third parties. Celldex is responsible for the manufacture of varlilumab, and we are responsible for the manufacture of ONT-10, which we outsource to third parties for the combination trial of ONT-10 and varlilumab. If our or Celldex’s third-party manufacturers cease or interrupt production or if our or Celldex’s third-party manufacturers and other service providers fail to supply materials, products or services to them for any reason, or there are challenges in transferring the ONT-380 manufacturing process from Array to us, such interruption could delay progress on our programs, with the potential for additional costs. Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale up of manufacturing and related activities. With respect to certain of our product candidates, we may be required to provide all or a portion of these funds. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of March 31, 2015, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Our management has broad discretion over the use of proceeds from the sale of shares of our common and preferred stock and may not use such proceeds in ways that increase the value of our stock price.

In our September 2014 public offering, we sold 11,500,000 shares of our common stock and 10,000 shares of our Series A convertible preferred stock for net proceeds of approximately $40.2 million. In our February 2015 public offering, we sold 14,699,660 shares of common stock and 1,333 shares of Series B convertible preferred stock for net proceeds of approximately $22.4 million. We have broad discretion over the use of proceeds from the sale of those shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on
February 11, 2015)

4.1	Form of Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on February 11, 2015)

10.1*	First Amendment to Patent License Agreement between STC.UNM and Oncothyreon Inc. dated February 2, 2015

10.2*	Exclusive License and Collaboration Agreement between Sentinel Oncology Limited and Oncothyreon Inc. dated April 16, 2014

10.3	Securities Exchange Agreement, effective February 5, 2015, between Oncothyreon Inc. and Biotechnology Value Fund, L.P. and Biotechnology Value Fund II, L.P. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant with the SEC on February 6, 2015)

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: May 11, 2015	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: May 11, 2015	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on February 11, 2015)

4.1	Form of Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on February 11, 2015)

10.1*	First Amendment to Patent License Agreement between STC.UNM and Oncothyreon Inc. dated February 2, 2015

10.2*	Exclusive License and Collaboration Agreement between Sentinel Oncology Limited and Oncothyreon Inc. dated April 16, 2014

10.3	Securities Exchange Agreement, effective February 5, 2015, between Oncothyreon Inc. and Biotechnology Value Fund, L.P. and Biotechnology Value Fund II, L.P. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant with the SEC on February 6, 2015)

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.
*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.