Form 10-Q
period 2015-06-30
Oncothyreon Inc.
filed 2015-08-06
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33882

ONCOTHYREON INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2601 Fourth Ave., Suite 500	98121
Seattle, Washington (Address of principal executive offices)	(Zip Code)

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

As of August 6, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 94,910,478.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,873	$10,454
Short-term investments	57,080	47,217
Accounts and other receivables	424	298
Prepaid and other current assets	470	888

Total current assets	70,847	58,857
Long-term investments	—	6,043
Property and equipment, net	1,814	1,576
Indefinite-lived intangible assets	19,738	19,738
Goodwill	16,659	16,659
Other assets	517	538

Total assets	$109,575	$103,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$353	$689
Accrued and other liabilities	1,527	2,129
Accrued compensation and related liabilities	1,136	1,614
Current portion of restricted share unit liability	309	155
Current portion of warrant liability	2,578	128

Total current liabilities	5,903	4,715
Deferred rent	281	337
Restricted share unit liability	345	155
Deferred tax liability	6,908	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2015 and December 31, 2014; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014; Series B Convertible Preferred Stock – 5,333 shares and zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively; Series C Convertible Preferred Stock – 7,500 shares and zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 94,909,728 shares and 91,601,352 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	353,856	353,856
Additional paid-in capital	248,198	224,549
Accumulated deficit	(500,879)	(482,048)
Accumulated other comprehensive loss	(5,067)	(5,091)

Total stockholders’ equity	96,108	91,266

Total liabilities and stockholders’ equity	$109,575	$103,411

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Operating expenses
Research and development	$5,701	$5,400	$11,459	$10,213
General and administrative	2,636	2,397	4,957	4,744

Total operating expenses	8,337	7,797	16,416	14,957

Loss from operations	(8,337)	(7,797)	(16,416)	(14,957)

Other income (expenses)
Investment and other income (expenses), net	19	20	35	41
Change in fair value of warrant liability	(2,578)	1,745	(2,450)	(732)

Total other income (expenses), net	(2,559)	1,765	(2,415)	(691)

Net loss	$(10,896)	$(6,032)	$(18,831)	$(15,648)

Net loss per share—basic and diluted	$(0.11)	$(0.09)	$(0.19)	$(0.22)

Shares used to compute basic and diluted net loss per share	98,364,146	70,762,031	98,337,816	70,725,341

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(10,896)	$(6,032)	$(18,831)	$(15,648)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(4)	(10)	24	2

Other comprehensive income (loss)	(4)	(10)	24	2

Comprehensive loss	$(10,900)	$(6,042)	$(18,807)	$(15,646)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(18,831)	$(15,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	243
Amortization of premiums and accretion of discounts on securities	202	321
Share-based compensation expense	1,576	1,525
Change in fair value of warrant liability	2,450	732
Cash settled on conversion of restricted share units	(79)	(96)
Other	—	(3)
Net change in assets and liabilities:
Accounts and other receivable	(126)	(37)
Prepaid expenses and other current assets	418	356
Other long term assets	21	(143)
Accounts payable	(336)	95
Accrued and other liabilities	(609)	(558)
Accrued compensation and related liabilities	(478)	(451)
Deferred rent	(56)	(51)

Net cash used in operating activities	(15,550)	(13,715)

Cash flows from investing activities
Purchases of investments	(30,983)	(12,295)
Redemption of investments	26,985	27,185
Purchases of property and equipment, net	(529)	(159)

Net cash (used in) provided by investing activities	(4,527)	14,731

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	20,609	109
Proceeds from issuance of Series B convertible preferred stock, net of issuance cost	1,863	—
Proceeds from exercise of stock options	24	1

Net cash provided by financing activities	22,496	110

Increase in cash and cash equivalents	2,419	1,126
Cash and cash equivalents, beginning of period	10,454	9,279

Cash and cash equivalents, end of period	$12,873	$10,405

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2015 and June 30, 2014

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2015 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2015. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2015	$3	$(5,066)	$(5,063)
Current period other comprehensive loss	(4)	—	(4)

Balance at June 30, 2015	$(1)	$(5,066)	$(5,067)

	Six months ended June 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income	24	—	24

Balance at June 30, 2015	$(1)	$(5,066)	$(5,067)

	Three months ended June 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2014	$27	$(5,066)	$(5,039)
Current period other comprehensive loss	(10)	—	(10)

Balance at June 30, 2014	$17	$(5,066)	$(5,049)

	Six months ended June 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income	2	—	2

Balance at June 30, 2014	$17	$(5,066)	$(5,049)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to clarify the accounting treatment for cloud computing arrangements. The new standard provides guidance on how customers should evaluate whether a cloud computing arrangement contains a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether an arrangement contains a software license or is solely a service contract. This standard is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the standard either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is currently evaluating the impact this standard will have on the consolidated financial position and results of operations.

4.	FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$6,047	$—	$—	$6,047	$4,103	$—	$—	$4,103
Debt securities of U.S. government agencies	—	42,930	—	42,930	—	43,844	—	43,844
Corporate bonds	—	14,150	—	14,150	—	9,416	—	9,416

	$6,047	$57,080	$—	$63,127	$4,103	$53,260	$—	$57,363

Financial liabilities:
Restricted share units	$654	$—	$—	$654	$310	$—	$—	$310
Warrants	$—	$—	$2,578	$2,578	$—	$—	$128	$128

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six month period ended June 30, 2015. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of June 30, 2015 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2015
Cash	$6,826	$—	$—	$6,826
Money market funds	6,047	—	—	6,047
Debt securities of U.S. government agencies	42,930	3	(3)	42,930
Corporate bonds	14,151	3	(4)	14,150

Total	$69,954	$6	$(7)	$69,953

As of December 31, 2014
Cash	$6,351	$—	$—	$6,351
Money market funds	4,103	—	—	4,103
Debt securities of U.S. government agencies	43,862	1	(19)	43,844
Corporate bonds	9,423	2	(9)	9,416

Total	$63,739	$3	$(28)	$63,714

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$63,128	$63,127	$51,338	$51,319
Greater than one year but less than five years	—	—	6,050	6,044

Total	$63,128	$63,127	$57,388	$57,363

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B and C convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(10,896)	$(6,032)	$(18,831)	$(15,648)
Adjustments for change in fair value of warrant liability	—	—	—	—

Diluted	$(10,896)	$(6,032)	$(18,831)	$(15,648)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	98,364,146	70,762,031	98,337,816	70,725,341
Dilutive effect of warrants	—	—	—	—

Diluted	98,364,146	70,762,031	98,337,816	70,725,341

Net loss per share—basic and diluted	$(0.11)	$(0.09)	$(0.19)	$(0.22)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Director and employee stock options	4,846,000	4,446,033	4,846,000	4,446,033
Warrants	8,230,848	8,230,848	8,230,848	8,230,848
Series A convertible preferred stock (as converted to common stock)	10,000,000	—	10,000,000	—
Series B convertible preferred stock (as converted to common stock)	5,333,000	—	5,333,000	—
Series C convertible preferred stock (as converted to common stock)	7,500,000	—	7,500,000	—
Non-employee director restricted share units	175,059	163,204	175,059	163,204
Employee stock purchase plan	2,031	3,408	2,031	3,408

7.	EQUITY

Amended and Restated Certificate of Incorporation

On June 6, 2014, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of the Company’s authorized common shares from 100,000,000 to 200,000,000. On June 6, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect such amendment.

Series C Convertible Preferred Stock

On May 14, 2015, the Company designated 7,500 shares of its authorized and unissued preferred stock as Series C Convertible Preferred Stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Delaware Secretary of State. The Company entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock.

Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series C Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the shares of the Company’s Common Stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series C Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and pari passu with any distributions to the holders of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series C Convertible Preferred Stock will be required to amend the terms of the Series C Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock hereafter created specifically ranking by its terms junior to the Series C Convertible Preferred Stock;

•	on parity with the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series C Convertible Preferred Stock; and

•	junior to the Company’s Class UA Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series C Convertible Preferred Stock;

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

Series B Convertible Preferred Stock

In addition, on February 11, 2015, the Company closed on a concurrent but separate underwritten offering of 1,333 shares of its Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. The Company designated 5,333 shares of its authorized and unissued preferred stock as Series B convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Delaware Secretary of State. Concurrent but separate from this offering, the Company entered into an exchange agreement with certain affiliates of BVF to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B convertible preferred stock.

Each share of Series B convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series B convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding, which percentage may be increased at the holders’ election up to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B convertible preferred stock will receive a payment equal to $0.0001 per share of Series B convertible preferred stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA preferred stock and pari passu with any distributions to the holders of the Company’s Series A convertible preferred stock and Series C convertible preferred stock. Shares of Series B convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B convertible preferred stock will be required to amend the terms of the Series B convertible preferred stock. Shares of Series B convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created specifically ranking by its terms junior to the Series B convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock, Series C convertible preferred stock and any class or series of capital stock created specifically ranking by its terms on parity with the Series B convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created specifically ranking by its terms senior to the Series B convertible preferred stock;

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

Each share of Series A convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series A convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A convertible preferred stock will receive a payment equal to $0.0001 per share of Series A convertible preferred stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA preferred stock, and on parity with any distributions to the holders of the Company’s Series B convertible preferred stock and Series C convertible preferred stock. Shares of Series A convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A convertible preferred stock will be required to amend the terms of the Series A convertible preferred stock. Shares of Series A convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created specifically ranking by its terms junior to the Series A convertible preferred stock;

•	on parity with the Company’s Series B convertible preferred stock, Series C convertible preferred stock and any class or series of capital stock created specifically ranking by its terms on parity with the Series A convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created specifically ranking by its terms senior to the Series A convertible preferred stock;

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

Warrants consist of liability-classified warrants and equity-classified warrants. As of June 30, 2015, warrants to purchase a total of 8,230,848 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, liability-classified warrants to purchase 2,691,242 shares of the Company’s common stock expired and no warrants were exercised.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of June 30, 2015, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. As of June 30, 2015, warrants to purchase 3,182,147 shares of the Company’s common stock from the September 2010 financing that expire on October 12, 2015 were outstanding and classified as a liability.

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

	September 2010 Warrants
	As of June 30, 2015	As of December 31, 2014
Exercise price	$4.24	$4.24
Market value of stock at end of period	$3.74	$1.90
Expected dividend rate	0.0%	0.0%
Expected volatility	124.5%	60.3%
Risk-free interest rate	0.3%	0.2%
Expected life (in years)	0.28	0.78

The fair value of the warrant liability was $2.6 million as of June 30, 2015, an increase of $2.5 million over the fair value as of December 31, 2014, which was $0.1 million. The primary factors affecting the increase in value of the warrants were the fair market value of the stock price as of June 30, 2015 in relation to the strike price of the warrants and an increase in the expected volatility.

The fair value of the warrant liability and the changes in its fair value during the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three months ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$—	$3,401
Change in fair value of warrant liability included in:
Other expense (income)	2,578	(1,745)

Balance at the end of period	$2,578	$1,656

	Six months ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$128	$924
Change in fair value of warrant liability included in:
Other expense (income)	2,450	732

Balance at the end of period	$2,578	$1,656

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. If volatility were to increase or decrease by 10%, the value of the warrant liability would increase or decrease respectively, by approximately $0.3 million.

9.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of June 30, 2015, the number of shares of common stock available for issuance under the Share Option Plan was 9,490,972. As of June 30, 2015, 4,276,214 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended June 30, 2015 and June 30, 2014, the Company granted 4,000 and 29,000 stock options, respectively. Stock compensation expense was $0.4 million in each of the three months ended June 30, 2015 and June 30, 2014. During the six months ended June 30, 2015 and June 30, 2014, the Company granted 21,000 and 81,500 stock options, respectively. Stock compensation expense was $0.9 million in each of the six months ended June 30, 2015 and June 30, 2014. 14,000 stock options were exercised during the three and six months ended June 30, 2015. 1,000 stock options were exercised during the three and six months ended June 30, 2014.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	73.69%	82.63%	76.94%	66.28%
Risk-free interest rate	1.60%	1.83%	1.45%	0.78%
Expected life of options (in years)	6.00	6.00	6.00	2.80

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2015, expense related to this plan was $13,827 and $25,175, respectively. For the three and six months ended June 30, 2014, expense related to this plan was

$32,334 and $64,530, respectively. Under the ESPP, the Company issued 34,338 shares to employees during the three and six months ended June 30, 2015 and 36,434 shares during the three and six months ended June 30, 2014. There are 566,195 shares reserved for future issuances under the ESPP as of June 30, 2015.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of June 30, 2015, 458,677 shares of common stock remain available for future grant under the RSU Plan. The Company granted 64,430 restricted share units (RSUs) with a fair value of approximately $250,000 and 92,362 RSUs with a fair value of $300,000 during the three and six months ended June 30, 2015, respectively. The Company granted 81,695 RSUs with a fair value of $250,000 during the three and six months ended June 30, 2014. 80,507 shares were issued upon conversion of RSUs during the three and six months ended June 30, 2015. 32,696 shares and 110,104 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2014, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.7 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations in each of the three and six months ended June 30, 2015. The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.3 million and $0.6 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively.

10.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain milestones and a percentage of revenues derived from the licensed technology and royalties on net sales. As of June 30, 2015, none of the milestones, as defined in the agreements, were achieved and, as such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

The License Agreement will expire on a country-by-country basis ten years following the first commercial sale of the product in each respective country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by the Company on 180 days’ notice to Array. The Company and Array have also agreed to indemnify the other party for certain of their respective warranties and obligations under the License Agreement.

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

Due to projected and actual losses for the years ended December 31, 2015 and 2014, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and six months ended June 30, 2015 and June 30, 2014. The Company has recognized a full valuation allowance on its deferred tax assets. The Company’s net deferred tax assets and net deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

13.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s recent public underwritten offering. In February 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price of $1.50 per share, for gross proceeds of $20.3 million, and 1,333 shares of its Series B convertible preferred stock at a price of $1,500 per share for gross proceeds of $2.0 million. In this offering, affiliates of BVF, a holder of more than 5% of the Company’s outstanding common stock, purchased 1,333 shares of the Company’s Series B preferred stock for an aggregate purchase price of $2.0 million. Separate but concurrent with these offerings, affiliates of BVF also exchanged 4,000,000 shares of common stock for 4,000 shares of Series B preferred stock. In addition, in May 2015, the Company entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock.

14.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our discovery research, pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to develop and commercialize ONT-380;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to discover, develop and commercialize novel compounds that have the potential to improve the lives and outcomes of cancer patients. Our current clinical-stage product candidates include ONT-380, an orally active and selective small-molecule HER2 inhibitor, and ONT-10, a therapeutic vaccine targeting the Mucin 1 peptide antigen (MUC1). We are developing preclinical product candidates in oncology and immuno-oncology using our recently acquired protocell technology. We also collaborate with partners to discover and develop additional product candidates.

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

We are currently conducting two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). In December 2014, we announced that interim data from these Phase 1b trials indicated preliminary clinical activity and tolerability in heavily pretreated patient populations. In May 2015, we announced updated results from the combination trial with Xeloda and Herceptin, which demonstrated an overall response rate of 52% in 27 evaluable patients. ONT-380 has been well tolerated in both Phase 1b trials. The most common adverse events included diarrhea, nausea, constipation, fatigue, dyspepsia, headache and vomiting. Most adverse events were grade 1 or 2 in severity. Laboratory abnormalities included asymptomatic elevated liver function tests, which were more common in patients also receiving Kadcyla. No grade 3 diarrhea was seen in either trial at the recommended dose of ONT-380; anti-diarrheal prophylaxis was not a study requirement. Based on these results, we announced plans to conduct a blinded, randomized placebo-controlled Phase 2 trial of ONT-380 in combination with Herceptin and Xeloda for the treatment of HER2-positive metastatic breast cancer in patients who have failed both Perjeta® (pertuzumab) and Kadcyla, which we currently expect to initiate in late 2015.

Also in May 2015 we presented data on the role of ONT-380 in the treatment of HER2-positive breast cancer metastatic to the central nervous system (CNS). Patients were included in this presentation from both of our ongoing Phase 1b trials if their CNS metastases were evaluable using RECIST 1.1 criteria and they had either untreated, asymptomatic lesions having never received radiotherapy or surgery to the CNS (n=8) or new or progressive lesions following prior CNS therapy (n=14). Best CNS response was a complete response in one patient, a partial response in four patients and stable disease in nine patients. No patient had progressive disease as a CNS best response. One patient was not evaluable for response having undergone surgery for a symptomatic CNS lesion; pathologic examination of the resected specimen found no evidence of viable tumor. Two patients were not evaluated because of progressive disease outside of the CNS, while five patients in the series were too early to evaluate. We are continuing to evaluate the treatment of CNS metastases in our ongoing Phase 1b trials and considering options for the potential future development of ONT-380 in this indication. CNS metastases, which occur in up to 50% of women with metastatic HER2-positive breast cancer, are a significant unmet medical need with currently available therapies.

We have completed a Phase 1 trial for ONT-10, a cancer vaccine directed against MUC1. Results from this trial have demonstrated that ONT-10 activates the humoral arm of the immune system and elicits antibodies specific for MUC1. Natural antibodies against MUC1 have been shown to correlate with improved survival in patients with tumors expressing MUC1. This trial was also the first-in-man trial for our novel vaccine adjuvant PET-Lipid A, a fully-synthetic toll-like receptor 4 agonist. We are also conducting a Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex.

We are increasingly focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts, in August 2014 we acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer, either on our own or with partners. We are also collaborating with Sentinel Oncology Ltd., of Cambridge, United Kingdom for the development of novel small molecule Chk1 kinase inhibitors. We are evaluating a series of product candidates under this collaboration with a current goal of filing an Investigational New Drug application (IND) in 2016. In addition, we recently initiated a collaboration with Adimab LLC of Lebanon, New Hampshire for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

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

We have incurred substantial losses since our inception. As of June 30, 2015, our accumulated deficit totaled $500.9 million. We incurred a net loss of $18.8 million for the six months ended June 30, 2015 compared to a net loss of $15.6 million for the same period in 2014. The increase in loss for the six months ended June 30, 2015 was primarily due to higher non-cash expense from the change in the fair value of our warrant liability, which was $2.5 million for the six months ended June 30, 2015 compared to $0.7 million for the six months ended June 30, 2014. The change in the fair value of our warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. The increase in loss was also due to higher research and development expenses primarily due to greater activity related to the development of our product candidates. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2015 and June 30, 2014

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Operating expenses	$(8.3)	$(7.8)	$(16.4)	$(15.0)

Change in fair value of warrant liability - income (expense)	$(2.6)	$1.7	$(2.5)	$(0.7)

Net loss	$(10.9)	$(6.0)	$(18.8)	$(15.6)

Operating expenses were higher for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 due to increases in research and development expenses primarily due to greater activity related to the development of our product candidates. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We incurred a net loss of $10.9 million for the three months ended June 30, 2015 compared to a net loss of $6.0 million for the three months ended June 30, 2014. The increase in our net loss was primarily due to $2.6 million in non-cash expense from the change in the fair value of our warrant liability during the three months ended June 30, 2015 compared to $1.7 million in non-cash income from the change in the fair value of our warrant liability during the three months ended June 30, 2014, and increases in operating expenses of $0.5 million.

We incurred a net loss of $18.8 million for the six months ended June 30, 2015 compared to a net loss of $15.6 million for the six months ended June 30, 2014. The increase in our net loss was primarily due to higher operating expenses and higher non-cash expense from the change in the fair value of our warrant liability, which was $2.5 million for the six months ended June 30, 2015 compared to $0.7 million for the six months ended June 30, 2014.

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

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except percentages)			(In millions, except percentages)
Research and development	$5.7	$5.4	5.6%	$11.5	$10.2	12.7%

Research and development expenses are related primarily to the development of our discovery research and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
External expenses[1]
Preclinical research expenses	$0.5	$0.6	$1.0	$0.9
Clinical development expenses	1.7	1.4	3.0	2.5
Manufacturing expenses	0.2	0.7	0.4	1.5
License Fees / Milestones	0.1	—	0.1	—

Total external expenses	2.5	2.7	4.5	4.9
All other expenses[2]	3.2	2.7	7.0	5.3

Total research and development	$5.7	$5.4	$11.5	$10.2

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.

[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

In the three months ended June 30, 2015, research and development expenses increased by $0.3 million compared to the three months ended June 30, 2014, due primarily to increases in clinical development expenses of $0.3 million related to contract clinical services associated with the ongoing clinical trials and other expenses of $0.5 million primarily due to increases in headcount. Those expenses were partially offset by lower manufacturing expenses of $0.5 million related to contract manufacturing services for clinical materials.

In the six months ended June 30, 2015, research and development expenses increased by $1.3 million compared to the six months ended June 30, 2014, due primarily to increases in clinical development expenses of $0.5 million related to contract clinical services associated with the ongoing clinical trials and other expenses of $1.7 million primarily due to increases in headcount. Those expenses were partially offset by lower manufacturing expenses of $1.1 million related to contract manufacturing services for clinical materials.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
General and administrative	$2.6	$2.4	$5.0	$4.7

The $0.2 million, or 8.3%, increase in general and administrative expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a $0.3 million increase in director compensation that was primarily related to grants and change in fair value of RSUs on conversion and remeasurement. The change in fair value of RSUs was attributable to the change in the price of our common stock. The increase was partially offset by a $0.1 million decrease in recruiting and relocation expenses.

The $0.3 million, or 6.4%, increase in general and administrative expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a $0.2 million increase in professional fees primarily related to legal, patent and regulatory compliance activities and a $0.1 million increase in director compensation that was primarily related to grants and change in fair value of RSUs on conversion and remeasurement. The change in fair value of RSUs was attributable to the change in the price of our common stock. The increase was partially offset by a $0.1 million decrease in recruiting and relocation expenses.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$(2.6)	$1.7	$(2.5)	$(0.7)

The $2.6 million and $2.5 million non-cash expense for the three and six months ended June 30, 2015 was due to the change in the estimated fair value of warrant liability during that period. Such change was attributable to the change in the price of our common stock as well as volatility and expected life of the warrants and pertains to warrants issued in connection with the September 2010 financing. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $12.9 million and short-term investments of $57.1 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from the reporting date. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.9 million as of June 30, 2015 compared to $10.5 million as of December 31, 2014, an increase of $2.4 million, or 22.9%. The increase was the result of net proceeds of $22.4 million from our February 2015 financing offset by cash used to fund our operations of $15.6 million, net investment purchases of $4.0 million, and capital equipment purchases of $0.5 million.

As of June 30, 2015, our working capital (defined as current assets less current liabilities) was $64.9 million compared to $54.1 million as of December 31, 2014, an increase of $10.8 million, or 20.0%. The increase in working capital was primarily attributable to an increase in short-term investments of $9.9 million, an increase in cash and cash equivalents of $2.4 million and a decrease in accrued compensation and related liabilities of $1.1 million, partially offset by an increase in the current portion of warrant liability of $2.5 million.

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

We believe that our currently available cash and cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from business development activities and the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used by operating activities totaled $15.6 million for the six months ended June 30, 2015, compared to $13.7 million for the six months ended June 30, 2014. The increase was attributable primarily to an increase in research and development expenses and general and administrative expenses.

Cash Flows from Investing Activities

Cash used by investing activities was $4.5 million for the six months ended June 30, 2015, compared to cash provided by investing activities of $14.7 million for the six months ended June 30, 2014. This change was attributable primarily to purchases of investments, net of redemption, of $4.0 million for the six months ended June 30, 2015 as compared to redemption of investments, net of purchases, of $14.9 million for the six months ended June 30, 2014. In addition, purchases of property and equipment increased by $0.4 million during the six months ended June 30, 2015 compared to the same period in 2014.

Cash Flows from Financing Activities

Cash provided by financing activities was $22.5 million during the six months ended June 30, 2015, which primarily consisted of net proceeds of approximately $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million. Cash provided by financing activities was $0.1 million during the six months ended June 30, 2014.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,256	$648	$1,318	$290	$—

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through June 2017 for certain office equipment.

In addition to the obligations described above, under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for licensing fees and royalties, as well as contingent payments if certain milestones (as defined in the agreements) have been achieved. The achievement of milestones is subject to numerous factors, and we cannot predict when or if such milestones will be achieved. For additional detail concerning the financial terms of our licensing arrangements, please refer to “Note 11 — Collaborative and License Agreements” of the unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.

As of June 30, 2015, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

We also enter into contracts in the ordinary course of our business such as clinical research organization service contracts and manufacturing service contracts. These contracts are fee for service contracts that are terminable at will by us, and do not provide for fixed payments to be made at specific intervals. Payments for these contracts are expensed in the period that the service is incurred.

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with clinical trial sites and third party manufacturers contain certain customary indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of the filing date of this report we believe that our exposure related to these guarantees and indemnification obligations is not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standard Update 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to clarify the accounting treatment for cloud computing arrangements. The new standard provides guidance on how customers should evaluate whether a cloud computing arrangement contains a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether an arrangement contains a software license or is solely a service contract. This standard is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the standard either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. We are currently evaluating the impact this standard will have on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $70.0 million and $63.7 million as of June 30, 2015 and December 31, 2014, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2015 and sustained throughout the period ended June 30, 2015, would result in a decline in investment income of approximately $33,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, in September 2014 Merck KGaA announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III NSCLC, including the Phase III START2 and INSPIRE studies. The ongoing or future trials for ONT-380 and ONT-10 may fail to demonstrate that either product candidate is sufficiently safe and effective to warrant further development.

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

ONT-380 is an early stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that ONT-380 is effective in treating breast cancer or central nervous system disease or may indicate safety profile concerns not indicated by early clinical data. In December 2014, we announced that interim data from our ongoing Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Updates to some of these data were announced in May 2015 and provided further preliminary evidence of clinical activity and tolerability, including in the central nervous system. However, these trials are not yet complete, and even if final Phase 1 data are encouraging, further trials will be necessary to establish safety and efficacy.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2015, our accumulated deficit was approximately $500.9 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We are currently conducting two Phase 1b trials for ONT-380 and collaborating with Celldex to conduct a combination Phase 1b trial of ONT-10 and varlilumab. There can be no assurance that these and future trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

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

We are responsible for the manufacture of ONT-380, which we outsource to third parties. Celldex is responsible for the manufacture of varlilumab, and we are responsible for the manufacture of ONT-10, which we outsource to third parties for the combination trial of ONT-10 and varlilumab. If our or Celldex’s third-party manufacturers cease or interrupt production or if our or Celldex’s third-party manufacturers and other service providers fail to supply materials, products or services for any reason, such interruption could delay progress on our programs, with the potential for additional costs.

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

Pursuant to our 2008 license agreement with Merck KGaA, Merck KGaA has the exclusive right to develop, manufacture and commercialize tecemotide in return for our right to receive cash payments upon the occurrence of certain events and royalties based on net sales. Merck KGaA has the right to terminate the license agreement upon thirty days’ prior written notice if, in its reasonable judgment, it determines there are issues concerning the safety or efficacy of tecemotide that would materially and adversely affect tecemotide’s medical, economic or competitive viability. In September 2014, Merck KGaA announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III NSCLC. Merck KGaA is unlikely to continue development of tecemotide as a combination therapy or in any manner and may terminate the 2008 license agreement. Any future payments under the license agreement, including royalties to us, will depend on whether Merck KGaA decides to advance tecemotide through development and commercialization.

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

ONT-380. ONT-380 is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin ®) and pertuzumab (Perjeta ®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, Novartis markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb ®) for the treatment of metastatic breast cancer, and Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib in Phase 3.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our September 2014 and February 2015 public offerings, we issued 10,000 shares of Series A convertible preferred stock and 1,333 shares of Series B convertible preferred stock, respectively, each share of which is convertible into 1,000 shares of the Company’s common stock, subject to certain ownership restrictions. Concurrently but separate from the February 2015 offering, we entered into an exchange agreement with certain affiliates of Biotechnology Value Fund (BVF) to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B Convertible Preferred Stock. In May 2015, we entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock. Shares of our Series A, Series B and Series C preferred stock are convertible into common stock on a 1-for-1,000 basis. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

We expect our quarterly operating results to fluctuate in future periods, which may cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of June 30, 2015, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

4.1	Form of Series C Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

10.1	Securities Exchange Agreement, effective May 13, 2015, between Oncothyreon Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10, L.L.C. and MSI BVF SPV, L.L.C. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: August 6, 2015	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: August 6, 2015	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

4.1	Form of Series C Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

10.1	Securities Exchange Agreement, effective May 13, 2015, between Oncothyreon Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10, L.L.C. and MSI BVF SPV, L.L.C. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant with the SEC on May 14, 2015)

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.