Form 10-Q
period 2015-09-30
Oncothyreon Inc.
filed 2015-11-05
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33882

ONCOTHYREON INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0868560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2601 Fourth Ave., Suite 500 Seattle, Washington	98121 (Zip Code)
(Address of principal executive offices)

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

As of November 5, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 94,928,170.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$25,264	$10,454
Short-term investments	38,414	47,217
Accounts and other receivables	301	298
Prepaid and other current assets	463	888

Total current assets	64,442	58,857
Long-term investments	—	6,043
Property and equipment, net	1,869	1,576
Indefinite-lived intangible assets	19,738	19,738
Goodwill	16,659	16,659
Other assets	518	538

Total assets	$103,226	$103,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$389	$689
Accrued and other liabilities	1,490	2,129
Accrued compensation and related liabilities	1,474	1,614
Current portion of restricted share unit liability	179	155
Current portion of warrant liability	—	128

Total current liabilities	3,532	4,715
Deferred rent	253	337
Restricted share unit liability	448	155
Deferred tax liability	6,908	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2015 and December 31, 2014; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014; Series B Convertible Preferred Stock – 5,333 shares and zero shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; Series C Convertible Preferred Stock – 7,500 shares and zero shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 94,928,170 shares and 91,601,352 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	353,856	353,856
Additional paid-in capital	248,744	224,549
Accumulated deficit	(505,498)	(482,048)
Accumulated other comprehensive loss	(5,047)	(5,091)

Total stockholders’ equity	92,055	91,266

Total liabilities and stockholders’ equity	$103,226	$103,411

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Operating expenses
Research and development	$5,122	$5,663	$16,581	$15,876
General and administrative	2,100	2,357	7,057	7,101

Total operating expenses	7,222	8,020	23,638	22,977

Loss from operations	(7,222)	(8,020)	(23,638)	(22,977)

Other income (expenses)
Investment and other income (expenses), net	25	11	60	52
Change in fair value of warrant liability	2,578	1,273	128	541

Total other income (expenses), net	2,603	1,284	188	593

Net loss	$(4,619)	$(6,736)	$(23,450)	$(22,384)

Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.24)	$(0.31)

Shares used to compute basic and diluted net loss per share	94,914,536	77,237,246	97,184,183	72,919,829

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(4,619)	$(6,736)	$(23,450)	$(22,384)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	20	(1)	44	1

Other comprehensive income (loss)	20	(1)	44	1

Comprehensive loss	$(4,599)	$(6,737)	$(23,406)	$(22,383)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(23,450)	$(22,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454	373
Amortization of premiums and accretion of discounts on securities	276	443
Share-based compensation expense	2,100	1,751
Change in fair value of warrant liability	(128)	(541)
Cash settled on conversion of restricted share units	(94)	(96)
Other	(7)	(1)
Net change in assets and liabilities:
Accounts and other receivable	(3)	(112)
Prepaid expenses and other current assets	425	(167)
Other long term assets	20	2
Accounts payable	(300)	(230)
Accrued and other liabilities	(639)	162
Accrued compensation and related liabilities	(140)	(89)
Deferred rent	(84)	(76)

Net cash used in operating activities	(21,570)	(20,965)

Cash flows from investing activities
Purchases of investments	(48,407)	(34,007)
Redemption of investments	63,021	39,847
Purchases of property and equipment, net	(739)	(332)
Cash assumed in connection with the acquisition of Alpine Bioscience, Inc.	—	104

Net cash provided by investing activities	13,875	5,612

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	20,609	21,622
Proceeds from issuance of Series B convertible preferred stock, net of issuance cost	1,863	18,693
Proceeds from exercise of stock options	33	1

Net cash provided by financing activities	22,505	40,316

Increase in cash and cash equivalents	14,810	24,963
Cash and cash equivalents, beginning of period	10,454	9,279

Cash and cash equivalents, end of period	$25,264	$34,242

Non-cash activities
Issuance of common stock in connection with the acquisition of Alpine	$—	$27,233

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2015 and September 30, 2014

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2015 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2015. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2015	$(1)	$(5,066)	$(5,067)
Current period other comprehensive income, net	20	—	20

Balance at September 30, 2015	$19	$(5,066)	$(5,047)

	Nine months ended September 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income, net	44	—	44

Balance at September 30, 2015	$19	$(5,066)	$(5,047)

	Three months ended September 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2014	$17	$(5,066)	$(5,049)
Current period other comprehensive loss, net	(1)	—	(1)

Balance at September 30, 2014	$16	$(5,066)	$(5,050)

	Nine months ended September 30, 2014
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$15	$(5,066)	$(5,051)
Current period other comprehensive income, net	1	—	1

Balance at September 30, 2014	$16	$(5,066)	$(5,050)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. For public entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In April 2015, FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to clarify the accounting treatment for cloud computing arrangements. The new standard provides guidance on how customers should evaluate whether a cloud computing arrangement contains a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether an arrangement contains a software license or is solely a service contract. This standard is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the standard either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

4.	FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$7,328	$—	$—	$7,328	$4,103	$—	$—	$4,103
Debt securities of U.S. government agencies	—	38,216	—	38,216	—	43,844	—	43,844
Corporate bonds	—	10,935	—	10,935	—	9,416	—	9,416

	$7,328	$49,151	$—	$56,479	$4,103	$53,260	$—	$57,363

Financial liabilities:
Restricted share units	$627	$—	$—	$627	$310	$—	$—	$310
Warrants	$—	$—	$—	$—	$—	$—	$128	$128

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and nine month period ended September 30, 2015. The Company classifies its warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and are subsequently remeasured to fair value at each reporting date. The change in fair value of the warrants is recorded in the statement of operations as other income or other expense estimated by using the Black-Scholes option-pricing model. A discussion of the valuation techniques and inputs to determine fair value of these instruments is included in Note 8.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of September 30, 2015 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2015
Cash	$7,199	$—	$—	$7,199
Money market funds	7,328	—	—	7,328
Debt securities of U.S. government agencies	38,213	4	(1)	38,216
Corporate bonds	10,918	18	(1)	10,935

Total	$63,658	$22	$(2)	$63,678

As of December 31, 2014
Cash	$6,351	$—	$—	$6,351
Money market funds	4,103	—	—	4,103
Debt securities of U.S. government agencies	43,862	1	(19)	43,844
Corporate bonds	9,423	2	(9)	9,416

Total	$63,739	$3	$(28)	$63,714

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of September 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$56,459	$56,479	$51,338	$51,320
Greater than one year but less than five years	—	—	6,050	6,043

Total	$56,459	$56,479	$57,388	$57,363

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(4,619)	$(6,736)	$(23,450)	$(22,384)
Adjustments for change in fair value of warrant liability	—	—	—	—

Diluted	$(4,619)	$(6,736)	$(23,450)	$(22,384)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	94,914,536	77,237,246	97,184,183	72,919,829
Dilutive effect of warrants	—	—	—	—

Diluted	94,914,536	77,237,246	97,184,183	72,919,829

Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.24)	$(0.31)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Director and employee stock options	7,325,000	4,050,033	7,325,000	4,050,033
Warrants	8,230,848	8,230,848	8,230,848	8,230,848
Series A convertible preferred stock (as converted to common stock)	10,000,000	10,000,000	10,000,000	10,000,000
Series B convertible preferred stock (as converted to common stock)	5,333,000	—	5,333,000	—
Series C convertible preferred stock (as converted to common stock)	7,500,000	—	7,500,000	—
Non-employee director restricted share units	228,943	163,204	228,943	163,204
Employee stock purchase plan	15,761	23,780	15,761	23,780

7.	EQUITY

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

Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series C Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the shares of the Company’s Common Stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series C Convertible

Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series C Convertible Preferred Stock will be required to amend the terms of the Series C Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

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

Each share of Series B convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series B convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding, which percentage may be increased at the holders’ election up to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B convertible preferred stock will receive a payment equal to $0.0001 per share of Series B convertible preferred stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA preferred stock and on parity with any distributions to the holders of the Company’s Series A convertible preferred stock and Series C convertible preferred stock. Shares of Series B convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B convertible preferred stock will be required to amend the terms of the Series B convertible preferred stock. Shares of Series B convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

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

Warrants consist of liability-classified warrants and equity-classified warrants. As of September 30, 2015, warrants to purchase a total of 8,230,848 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and nine months ended September 30, 2015. During the nine months ended September 30, 2014, liability-classified warrants to purchase 2,691,242 shares of the Company’s common stock expired and no warrants were exercised. During the three months ended September 30, 2014, no warrants were exercised or expired.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of September 30, 2015, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. As of September 30, 2015, warrants from the September 2010 financing to purchase 3,182,147 shares of the Company’s common stock were outstanding and classified as a liability. All of these warrants subsequently expired on October 12, 2015 and are no longer outstanding.

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

	September 2010 Warrants
	As of September 30, 2015	As of December 31, 2014
Exercise price	$4.24	$4.24
Market value of stock at end of period	$2.74	$1.90
Expected dividend rate	0.0%	0.0%
Expected volatility	0.0%	60.3%
Risk-free interest rate	0.3%	0.2%
Expected life (in years)	0.03	0.78

The fair value of the warrant liability was zero as of September 30, 2015, a decrease of $0.1 million over the fair value as of December 31, 2014, which was $0.1 million. The primary factors affecting the decrease in value of the warrants were the fair market value of the stock price as of September 30, 2015 in relation to the strike price of the warrants, expected life and a decrease in the expected volatility.

The fair value of the warrant liability and the changes in its fair value during the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three months ended September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$2,578	$1,656
Change in fair value of warrant liability included in:
Other expense (income)	(2,578)	(1,273)

Balance at the end of period	$—	$383

	Nine months ended September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$128	$924
Change in fair value of warrant liability included in:
Other expense (income)	(128)	(541)

Balance at the end of period	$—	$383

Expected volatility is an unobservable input that is inter-related with the market value or price of the Company’s stock, since the calculation of volatility is based on the Company’s historical closing prices. There would be no impact on the value of the warrant liability if volatility were to increase or decrease by 10%.

9.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of hiring, and expire eight years following the date of grant. As of September 30, 2015, the number of shares of common stock available for issuance under the Share Option Plan was 9,492,817. As of September 30, 2015, 1,791,777 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended September 30, 2015 and September 30, 2014, the Company granted 2,520,500 and 104,000 stock options, respectively. Stock compensation expense was $0.5 million and $0.4 million for the three months ended September 30, 2015 and September 30, 2014, respectively. During the nine months ended September 30, 2015 and September 30, 2014, the Company granted 2,541,500 and 185,500 stock options, respectively. Stock compensation expense was $1.3 million in each of the nine months ended September 30, 2015 and September 30, 2014. 5,437 and zero stock options were exercised during the three months ended September 30, 2015 and September 30, 2014, respectively. 19,437 and 1,000 stock options were exercised during the nine months ended September 30, 2015 and September 30, 2014, respectively.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	72.10%	82.02%	72.14%	75.10%
Risk-free interest rate	1.63%	1.91%	1.63%	1.42%
Expected life of options (in years)	6.00	6.00	6.00	4.59

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

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2015, expense related to this plan was $39,574 and $64,750, respectively. For the three and nine months ended September 30, 2014, expense related to this plan was $19,103 and $83,633, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended September 30, 2015 and September 30, 2014. The Company issued 34,338 shares to employees during the nine months ended September 30, 2015 and 36,434 shares during the nine months ended September 30, 2014. There are 566,195 shares reserved for future issuances under the ESPP as of September 30, 2015.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of September 30, 2015, 391,788 shares of common stock remain available for future grant under the RSU Plan. The Company granted 71,225 restricted share units (RSUs) with a fair value of approximately $250,000 and zero RSUs during the three months ended September 30, 2015 and September 30, 2014, respectively. The Company granted 163,587 restricted share units (RSUs) with a fair value of approximately $550,000 and granted 81,695 RSUs with a fair value of $250,000 during the nine months ended September 30, 2015 and September 30, 2014, respectively. 17,341 and 97,848 shares were issued upon conversion of RSUs during the three and nine months ended September 30, 2015. Zero and 110,104 shares were issued upon conversion of RSUs for the three and nine months ended September 30, 2014, respectively. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $29,000 and $0.7 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively. The remeasurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in a reduction of $0.2 million and an additional $0.4 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.

10.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain event or time-based milestones and a percentage of revenues derived from the licensed technology and royalties on net sales. As of September 30, 2015, none of the milestones, as defined in the agreements, were achieved and, as such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

In the normal course of operations, the Company indemnifies counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities, changes in (or in the interpretation of) laws and regulations, the Company’s breach of contract or negligence, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification agreements and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

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

STC.UNM

Effective June 30, 2014, Alpine Biosciences, Inc. (Alpine) entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. Oncothyreon acquired Alpine in August 2014. Under the terms of the license agreement, the Company, as successor to Alpine, has the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company is obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success and time-based milestones up to $5 million, including milestone payments of $1.3 million at each year ended December 31, 2016 and December 31, 2017. Royalty obligations under the license agreement include a double-digit royalty on commercial sublicensing income and a low single-digit royalty based on net sales.

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

Due to projected and actual losses for the years ended December 31, 2015 and 2014, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and nine months ended September 30, 2015 and September 30, 2014. The Company has recognized a full valuation allowance on its deferred tax assets. The Company’s net deferred tax assets and net deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

13.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s public underwritten offering in early 2015. In February 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price of $1.50 per share, for gross proceeds of $20.3 million, and 1,333 shares of its Series B convertible preferred stock at a price of $1,500 per share for gross proceeds of $2.0 million. In this offering, affiliates of BVF, a holder of more than 5% of the Company’s outstanding common stock, purchased 1,333 shares of the Company’s Series B preferred stock for an aggregate purchase price of $2.0 million. Separate but concurrent with these offerings, affiliates of BVF also exchanged 4,000,000 shares of common stock for 4,000 shares of Series B preferred stock. In addition, in May 2015, the Company entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock.

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

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our discovery research, pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to develop and commercialize ONT-380;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful development, marketing, distribution and commercialization of our products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

We recently completed evaluation of two dosing cohorts in our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab in collaboration with Celldex. Preliminary data from these two cohorts did not demonstrate sufficient activity to move forward with the program and we do not plan to enroll additional patients in the Phase 1b trial. In addition, we do not currently plan to conduct additional trials with ONT-10.

We are increasingly focused on expanding our pipeline of product candidates through both internal research and collaborative efforts. To support our internal efforts, in August 2014 we acquired Alpine Biosciences, Inc., of Seattle, Washington (Alpine), a privately held biotechnology company developing protocells, a nanoparticle platform technology designed to enable the targeted delivery of multiple therapeutic agents, including nucleic acids, proteins, peptides and small molecules. We intend to utilize the protocell technology to develop new product candidates for the treatment of cancer, either on our own or with partners. We are also collaborating with Sentinel Oncology Ltd., of Cambridge, United Kingdom for the development of novel small molecule Chk1 kinase inhibitors. In addition, we are collaborating with Adimab LLC of Lebanon, New Hampshire for the discovery of novel antibodies against undisclosed immunotherapy targets in oncology.

We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date and our ability to generate revenue in future periods, if at all, will depend substantially on the progress of ongoing and potential future clinical trials for ONT-380 and other future product candidates, our success in obtaining regulatory approval for ONT-380 and other future product candidates and our ability to establish commercial markets for these drugs.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice (cGMP) material. We expect expenditures associated with these activities to increase in future years as we continue the development of ONT-380, and as we advance the development of our preclinical product candidates.

We have incurred substantial losses since our inception. As of September 30, 2015, our accumulated deficit totaled $505.5 million. We incurred a net loss of $23.5 million for the nine months ended September 30, 2015 compared to a net loss of $22.4 million for the same period in 2014. The increase in loss for the nine months ended September 30, 2015 was primarily due to higher research and development expenses primarily due to greater activity related to the development of our product candidates and lower non-cash income from the change in the fair value of our warrant liability, which was $0.1 million for the nine months ended September 30, 2015 compared to $0.5 million for the nine months ended September 30, 2014. The change in the fair value of our warrant liability is attributable to changes in our stock price, volatility and expected life of our warrants that were classified as liabilities. In future periods, we expect to continue to incur substantial net losses as we expand our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our strategic alliance with Merck KGaA, government grants, debt financings and equipment financings.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies and clinical trial and manufacturing costs. These expenses primarily include external research and development expenses incurred pursuant to collaboration agreements; agreements with third-party manufacturing and contract research organizations; technology access and licensing fees related to the use of proprietary third-party technologies; employee related expenses, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. We recognize research and development expenses, including those paid to third parties, as they are incurred.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Operating expenses	$(7.2)	$(8.0)	$(23.6)	$(23.0)

Change in fair value of warrant liability - income (expense)	$2.6	$1.3	$0.1	$0.5

Net loss	$(4.6)	$(6.7)	$(23.5)	$(22.4)

Operating expenses were lower for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to decreases in research and development expenses primarily due to less activity related to the development of our product candidates and decreases in general and administrative expense primarily related to our August 2014 acquisition of Alpine. Operating expenses were higher for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to increases in research and development expenses primarily due to greater activity related to the development of our product candidates. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We incurred a net loss of $4.6 million for the three months ended September 30, 2015 compared to a net loss of $6.7 million for the three months ended September 30, 2014. The decrease in our net loss was primarily due to higher non-cash income from the change in the fair value of our warrant liability, which was $2.6 million for the three months ended September 30, 2015 compared to $1.3 million for the three months ended September 30, 2014, and decreases in operating expenses of $0.8 million.

We incurred a net loss of $23.5 million for the nine months ended September 30, 2015 compared to a net loss of $22.4 million for the nine months ended September 30, 2014. The increase in our net loss was primarily due to higher research and development expenses of $0.7 million and lower non-cash income from the change in the fair value of our warrant liability, which was $0.1 million for the nine months ended September 30, 2015 compared to $0.5 million for the nine months ended September 30, 2014.

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

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions, except percentages)			(In millions, except percentages)
Research and development	$5.1	$5.7	(10.5%)	$16.6	$15.9	4.4%

Research and development expenses are related primarily to the development of our discovery research and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
External expenses[1]
Preclinical research expenses	$0.3	$0.7	$1.3	$1.6
Clinical development expenses	1.7	1.4	4.7	3.9
Manufacturing expenses	0.2	1.0	0.5	2.5
License Fees / Milestones	—	—	0.1	—

Total external expenses	2.2	3.1	6.6	8.0
All other expenses[2]	2.9	2.6	10.0	7.9

Total research and development	$5.1	$5.7	$16.6	$15.9

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.

[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

In the three months ended September 30, 2015, research and development expenses decreased by $0.6 million compared to the three months ended September 30, 2014, due primarily to decreases in contract manufacturing expenses of $0.8 million related to clinical materials and preclinical research expenses of $0.4 million related to laboratory supplies and services. The decreases were partially offset by increases in clinical development expenses of $0.3 million related to contract clinical services associated with the ongoing clinical trials and other expenses of $0.3 million primarily due to increases in headcount.

In the nine months ended September 30, 2015, research and development expenses increased by $0.7 million compared to the nine months ended September 30, 2014, due primarily to a $2.1 million increase in other expenses related mostly to increases in headcount and clinical development expenses of $0.8 million related to contract clinical services associated with the ongoing clinical trials. Those expenses were partially offset by lower manufacturing expenses of $2.0 million related to contract manufacturing services for clinical materials and lower preclinical research expenses of $0.3 million related to laboratory supplies and services.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
General and administrative	$2.1	$2.4	$7.1	$7.1

The $0.3 million, or 12.5%, decrease in general and administrative expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $0.4 million decrease in professional fees related to our August 2014 acquisition of Alpine and a $0.1 million decrease in salaries and benefits expenses. The decrease was partially offset by a $0.2 million increase in director compensation that was primarily related to grants and change in fair value of RSUs on conversion and remeasurement. The change in fair value of RSUs was attributable to the change in the price of our common stock.

There was no change in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$2.6	$1.3	$0.1	$0.5

The $2.6 million and $0.1 million non-cash income for the three and nine months ended September 30, 2015 was due to the change in the estimated fair value of warrant liability during that period. The change in the fair value of the warrant liability was primarily attributable to a decrease in the remaining expected life of the outstanding liability-classified warrants, which expired on October 12, 2015. We determined the fair value of the warrants using the Black-Scholes model. For more information, see “Note 8—Warrants” of the unaudited financial statements included in this report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $25.3 million and short-term investments of $38.4 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from September 30, 2015. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $25.3 million as of September 30, 2015 compared to $10.5 million as of December 31, 2014, an increase of $14.8 million, or 141.0%. The increase was the result of net proceeds of $22.4 million from our February 2015 financing and net investment redemption of $14.6 million, partly offset by cash used to fund our operations of $21.6 million and capital equipment purchases of $0.7 million.

As of September 30, 2015, our working capital (defined as current assets less current liabilities) was $60.9 million compared to $54.1 million as of December 31, 2014, an increase of $6.8 million, or 12.6%. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $14.8 million and a decrease in current liability of $1.2 million, partially offset by a decrease in short-term investments of $8.8 million and a decrease in prepaid and other current assets of $0.4 million.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $21.6 million for the nine months ended September 30, 2015, compared to $21.0 million for the nine months ended September 30, 2014. The increase was attributable primarily to an increase in research and development expenses.

Cash Flows from Investing Activities

Cash provided by investing activities was $13.9 million for the nine months ended September 30, 2015, compared to $5.6 million for the nine months ended September 30, 2014. This change was attributable primarily to higher redemption of investments, net of purchases, of $14.6 million for the nine months ended September 30, 2015 as compared to $5.8 million for the nine months ended September 30, 2014, partly offset by an increase in purchases of property and equipment of $0.4 million during the nine months ended September 30, 2015 compared to the same period in 2014.

Cash Flows from Financing Activities

Cash provided by financing activities was $22.5 million during the nine months ended September 30, 2015, which primarily consisted of net proceeds of approximately $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$2,095	$650	$1,312	$133	$—

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through May 2018 for certain office equipment.

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

As of September 30, 2015, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. For public entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. We are currently evaluating any impact this standard may have on our consolidated financial position and results of operations.

In April 2015, FASB issued ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to clarify the accounting treatment for cloud computing arrangements. The new standard provides guidance on how customers should evaluate whether a cloud computing arrangement contains a software license that should be accounted for separately. Customers will need to apply the same criteria as vendors to determine whether an arrangement contains a software license or is solely a service contract. This standard is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the standard either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. We are currently evaluating any impact this standard may have on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $63.7 million as of September 30, 2015 and December 31, 2014. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2015 and sustained throughout the period ended September 30, 2015, would result in a decline in investment income of approximately $48,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, in September 2014 Merck KGaA announced that its biopharmaceutical division Merck Serono decided to discontinue the clinical development program of tecemotide as a monotherapy in Stage III NSCLC, including the Phase III START2 and INSPIRE studies and preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody varlilumab did not demonstrate sufficient activity to move forward with the program and we do not plan to enroll additional patients in the Phase 1b trial. In addition, we do not currently plan to conduct additional trials with ONT-10. The ongoing or future trials for ONT-380 may fail to demonstrate that this product candidate is sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including ONT-380.

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

Our pipeline as a whole is subject to the inherent risks of early stage pharmaceutical development and our business is highly dependent on the success of ONT-380.

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

If we are not able to advance our preclinical programs or ONT-380 fails, our pipeline of products in development could be reduced or eliminated. This would cause our stock price to decline and would have a material adverse effect on our business, including but not limited to our ability to raise capital to rebuild our pipeline and develop future product candidates.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2015, our accumulated deficit was approximately $505.5 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We expect that any product candidate to which we acquire rights will require significant additional development efforts prior to commercial sale, including extensive clinical evaluation and approval by the U.S. Food and Drug Administration (FDA) and non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the risk that early stage data will not be replicable and the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we can make no assurance that we would be capable of economically producing the product or that the product would be commercially successful.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

We are currently conducting two Phase 1b trials, and plan to initiate a Phase 2 trial, for ONT-380. There can be no assurance that these and future trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

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

We are responsible for the manufacture of ONT-380, which we outsource to third parties. Manufacturing drug product can be a complex process involving multiple steps and multiple manufacturers. If our third-party manufacturers cease or interrupt production, if our third-party manufacturers and other service providers fail to supply materials, products or services for any reason, or if materials or products are lost in transit between manufacturers, such interruption could substantially delay progress on our programs, with the potential for additional costs and a material adverse effect on our business, financial condition and results of operations.

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

We are currently conducting Phase 1 clinical trials, and plan to initiate a Phase 2 clinical trial, for ONT-380. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize ONT-380, and in August 2014, we acquired Alpine Biosciences, Inc., a biotechnology company developing protocells. Acquisitions, collaborations and in-licenses, including our ONT-380 license agreement and Alpine acquisition, involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	potential adverse consequences if the acquired assets are worth less than we anticipated;

•	difficulties in assimilating the operations and technology of the acquired companies;

•	potential disputes, including litigation, regarding contingent consideration for the acquired assets;

•	the assumption of unknown liabilities of the acquired businesses;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

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

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, it is possible that patent applications owned by or licensed to us will not result in patents being issued, or that, if issued, the patents will later be invalidated or not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.

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

We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Much of our technology, including ONT-380, our protocell technology, our Chk1 kinase inhibitors and the MUC1 antigen, originated from third-party sources.

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

Our business is subject to complex environmental legislation that increases both our costs and the risk of noncompliance.

Our business involves the use of hazardous material, which requires us to comply with environmental regulations. We face increasing complexity in our product development as we adjust to new and upcoming requirements relating to the materials composition of many of our product candidates. If we use hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages. Environmental regulations could have a material adverse effect on the results of our operations and our financial position. We maintain insurance for any liability associated with our hazardous materials activities, and it is possible in the future that our coverage would be insufficient if we incurred a material environmental liability.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance by us in September 2010 of warrants to purchase shares of our common stock in connection with equity financings. As of September 30, 2015, there were outstanding warrants from the September 2010 financing exercisable for up to 3,182,147 shares of our common stock. These warrants are classified as a liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Second Amendment to Patent License Agreement, effective September 15, 2015, between Oncothyreon Inc. and STC.UNM.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: November 5, 2015	/s/ Robert L. Kirkman, M.D.
Robert L. Kirkman, M.D.
President, CEO and Director (Principal Executive Officer)

Date: November 5, 2015	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

10.1*	Second Amendment to Patent License Agreement, effective September 15, 2015, between Oncothyreon Inc. and STC.UNM.

31.1	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Robert L. Kirkman, M.D., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.