Form 10-Q
period 2016-03-31
Oncothyreon Inc.
filed 2016-05-09
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 94,961,859.

ONCOTHYREON INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ONCOTHYREON INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$13,880	$27,850
Short-term investments	32,634	28,510
Accounts and other receivables	273	200
Prepaid and other current assets	1,446	1,418

Total current assets	48,233	57,978
Property and equipment, net	1,745	1,845
Indefinite-lived intangible assets	19,738	19,738
Goodwill	16,659	16,659
Other assets	755	354

Total assets	$87,130	$96,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$832	$439
Accrued and other liabilities	3,068	2,689
Accrued compensation and related liabilities	1,443	1,522
Current portion of restricted share unit liability	118	145

Total current liabilities	5,461	4,795
Other liabilities	806	743
Restricted share unit liability	172	363
Deferred tax liability	6,908	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2016 and December 31, 2015; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of March 31, 2016 and December 31, 2015; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 94,961,859 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	353,856	353,856
Additional paid-in capital	252,466	249,572
Accumulated deficit	(527,516)	(514,629)
Accumulated other comprehensive loss	(5,053)	(5,064)

Total stockholders’ equity	73,753	83,735

Total liabilities and stockholders’ equity	$87,130	$96,574

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Operating expenses
Research and development	$6,337	$5,758
General and administrative	6,633	2,321

Total operating expenses	12,970	8,079

Loss from operations	(12,970)	(8,079)

Other income (expenses)
Investment and other income (expenses), net	83	16
Change in fair value of warrant liability	—	128

Total other income (expenses), net	83	144

Net loss	$(12,887)	$(7,935)

Net loss per share—basic and diluted	$(0.14)	$(0.08)

Shares used to compute basic and diluted net loss per share	94,961,859	98,311,193

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Net loss	$(12,887)	$(7,935)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain during the period, net	11	28

Other comprehensive income	11	28

Comprehensive loss	$(12,876)	$(7,907)

See accompanying notes to the condensed consolidated financial statements

ONCOTHYREON INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,887)	$(7,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	149
Amortization of premiums and accretion of discounts on securities	26	82
Share-based compensation expense	2,676	502
Change in fair value of warrant liability	—	(128)
Other	(4)	—
Net change in assets and liabilities:
Accounts and other receivable	(73)	50
Prepaid expenses and other current assets	(28)	209
Other long term assets	(401)	7
Accounts payable	393	(192)
Accrued and other liabilities	379	(57)
Accrued compensation and related liabilities	(79)	(847)
Other liabilities	63	(28)

Net cash used in operating activities	(9,772)	(8,188)

Cash flows from investing activities
Purchases of investments	(18,243)	(25,481)
Redemption of investments	14,104	14,650
Purchases of property and equipment, net	(59)	(347)

Net cash used in investing activities	(4,198)	(11,178)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	—	20,557
Proceeds from issuance of Series B convertible preferred stock, net of issuance cost	—	1,863

Net cash provided by financing activities	—	22,420

Increase (decrease) in cash and cash equivalents	(13,970)	3,054
Cash and cash equivalents, beginning of period	27,850	10,454

Cash and cash equivalents, end of period	$13,880	$13,508

See accompanying notes to the condensed consolidated financial statements.

ONCOTHYREON INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2016 and March 31, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities Exchange Commission (the SEC) on March 14, 2016.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2016 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016.

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

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$2	$(5,066)	$(5,064)
Current period other comprehensive income	11	—	11

Balance at March 31, 2016	$13	$(5,066)	$(5,053)

	Three months ended March 31, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income	28	—	28

Balance at March 31, 2015	$3	$(5,066)	$(5,063)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The guidance will change how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheets a right of use asset and related lease liability. Lessor accounting under the new standard remains similar under current GAAP. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will change how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With the exception of early application guidance outlined in this standard, early adoption is not permitted. The Company is currently evaluating any impact this guidance may have on its consolidated financial position and results of operations.

4.	FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$9,288	$—	$—	$9,288	$9,199	$—	$—	$9,199
Debt securities of U.S. government agencies	—	7,247	—	7,247	—	31,507	—	31,507
Corporate bonds	—	25,387	—	25,387	—	9,502	—	9,502

	$9,288	$32,634	$—	$41,922	$9,199	$41,009	$—	$50,208

Financial liabilities:
Restricted share units	$290	$—	$—	$290	$508	$—	$—	$508

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three month period ended March 31, 2016.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses, where applicable, excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect an other-than-temporary impairment. The Company determined that the unrealized losses on its marketable securities as of March 31, 2016 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2016
Cash	$4,592	$—	$—	$4,592
Money market funds	9,288	—	—	9,288
Debt securities of U.S. government agencies	7,239	8	—	7,247
Corporate bonds	25,382	6	(1)	25,387

Total	$46,501	$14	$(1)	$46,514

As of December 31, 2015
Cash	$6,152	$—	$—	$6,152
Money market funds	9,199	—	—	9,199
Debt securities of U.S. government agencies	31,511	3	(7)	31,507
Corporate bonds	9,496	7	(1)	9,502

Total	$56,358	$10	$(8)	$56,360

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of March 31, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$41,910	$41,923	$50,206	$50,208

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B and C convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three months ended March 31, 2016, were the same, since all potentially dilutive shares were anti-dilutive. This resulted in both basic and diluted net loss per share being equal.

The following table represents all potentially dilutive shares. All of these shares were anti-dilutive and were excluded from the calculation of diluted net loss per share:

	Three months ended March 31,
	2016	2015
Director and employee stock options	7,418,000	5,222,202
Warrants	5,048,701	8,230,848
Series A convertible preferred stock (as converted to common stock)	10,000,000	10,000,000
Series B convertible preferred stock (as converted to common stock)	5,333,000	5,333,000
Series C convertible preferred stock (as converted to common stock)	7,500,000	—
Non-employee director restricted share units	228,943	191,136
Employee stock purchase plan	27,194	20,683

7.	EQUITY

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

8.	WARRANTS

As of March 31, 2016, equity-classified warrants to purchase a total of 5,048,701 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three months ended March 31, 2016 and March 31, 2015. No liability-classified warrants were outstanding as of March 31, 2016.

Equity-Classified Warrants

Equity-classified warrants consist of warrants issued in connection with the Company’s registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF Partners L.P. (collectively, BVF) and warrants issued in connection with a term loan with General Electric Capital Corporation (GECC). In June 2013, the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to BVF. The warrants expire on December 5, 2018. In February 2011, the Company issued warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with GECC. The warrants expire on February 8, 2018. As of March 31, 2016, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 have been classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. The warrants issued from the September 2010 financing expired on October 12, 2015. None of the liability-classified warrants were outstanding as of March 31, 2016.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of operations as other income (expenses) by using the Black-Scholes option-pricing model.

The fair value of the warrant liability and the changes in its fair value during the three months ended March 31, 2016 and March 31, 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$—	$128
Change in fair value of warrant liability included in:
Other expense (income)	—	(128)

Balance at the end of period	$—	$—

9.	SHARE-BASED COMPENSATION

Share Option Plan

The Company sponsors an option plan (the Share Option Plan) under which a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company may be granted to employees, directors and service providers. Options granted under the Share Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted under the Share Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire eight years following the date of grant. As of March 31, 2016, the number of shares of common stock available for issuance under the Share Option Plan was 9,496,186. As of March 31, 2016, 1,698,277 shares of common stock remained available for future grant under the Share Option Plan.

During the three months ended March 31, 2016 and March 31, 2015, the Company granted 170,000 and 17,000 stock options, respectively. Stock compensation expense was $2.9 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The stock compensation expense during the three months ended March 31, 2016 included the acceleration of share-based compensation expense related to the retirement of the Company’s former chief executive officer (CEO) in January 2016. No stock options were exercised during the three months ended March 31, 2016 and March 31, 2015.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2016	2015
Expected dividend rate	0.00%	0.00%
Expected volatility	73.59%	77.70%
Risk-free interest rate	1.58%	1.41%
Expected life (in years)	6.20	6.00

The expected life represents the period that the Company’s stock options are expected to be outstanding and is based on historical data. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an equivalent expected term of the option. The Company does not expect to pay dividends on its common stock. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2016 and March 31, 2015, expense related to this plan was $37,614 and $11,348, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended March 31, 2016 and March 31, 2015. There are 533,006 shares reserved for future issuances under the ESPP as of March 31, 2016.

Restricted Share Unit Plan

The Company also sponsors a restricted share unit plan (RSU Plan) for non-employee directors that was established in 2005. The RSU Plan provides for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit granted will be made in accordance with the RSU Plan and terms specific to that grant. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof. On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The current maximum number of common shares of the Company reserved for issuance pursuant to the RSU Plan is 966,666. As of March 31, 2016, 391,788 shares of common stock remain available for future grant under the RSU Plan. The Company did not grant any RSUs during the three months ended March 31, 2016. The Company granted 27,932 restricted share units (RSUs) with a fair value of approximately $50,000 during the three months ended March 31, 2015. No shares were issued upon conversion of RSUs during each of the three months ended March 31, 2016 and March 31, 2015. The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in a reduction of $0.2 million and an additional $1,500 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2016 and March 31, 2015, respectively.

10.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company is obligated to make payments based both on the achievement of certain event or time-based milestones and a percentage of revenues derived from the licensed technology and royalties on net sales. As of March 31, 2016, none of the milestones, as defined in the agreements, were achieved and, as such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participates in the Retention Plan and (i) remains continuously employed by the Company through the Retention Date or (ii) has been terminated by the Company other than for cause prior to the Retention Date, shall be paid a lump-sum cash payment as determined on an individual basis. If such employee terminates service for any reason other than termination of employment by the Company without cause prior to the Retention Date, no such payments shall be made. As of March 31, 2016, if all employees who participate in the Retention Plan stay continuously employed through the Retention Date, expenses related to this plan are expected to be approximately $2.8 million. An expense of $0.6 million related to the Retention Plan was accrued and recorded in the condensed consolidated statement of operations for the three months ended March 31, 2016.

In the normal course of operations, the Company indemnifies counterparties in transactions such as purchase and sale contracts for assets or shares, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred to third parties as a result of various events, including changes in (or in the interpretation of) laws and regulations, the Company’s breach of contract or negligence, environmental liabilities, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification agreements and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

11.	COLLABORATIVE AND LICENSE AGREEMENTS

Array BioPharma, Inc.

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

The agreement provided that the Company would supply ONT-10 and Celldex would supply varlilumab. The Phase 1b trial would be conducted and funded by the Company. The Company and Celldex would jointly own the data from the trial. We do not plan to conduct any further trials with ONT-10 and, in February 2016, we concluded our collaboration with Celldex. No payments were made or are due under this agreement.

STC.UNM

Effective June 30, 2014, Alpine Biosciences, Inc. (Alpine) entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. The Company subsequently acquired Alpine in August 2014. Under the terms of the license agreement, the Company, as successor to Alpine, has the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company is obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success and time-based milestones up to $5 million, of which $1.5 million has been accrued as of March 31, 2016. For the three months ended March 31, 2016, $0.2 million was accrued and recorded in research and development expenses. Royalty obligations under the license agreement included a double-digit royalty on commercial sublicensing income and a low single-digit royalty based on net sales. Subsequently, the Company and STC.UNM entered into an agreement to terminate the license agreement effective as of May 5, 2016. The agreement provides for a mutual release of claims and payment of a termination and license fee totaling $325,000. In addition, the Company will reimburse STC.UNM approximately $30,000 for the prosecution and maintenance of licensed patents incurred prior to the effective date of the termination agreement. Additionally, $1.5 million of previously accrued time-based milestones for license fees associated with the Company’s prior agreement with STC.UNM will be reversed in the second quarter of 2016.

Sentinel Oncology Ltd.

In April 2014, the Company entered into an exclusive license and research collaboration agreement with Sentinel Oncology Limited (Sentinel) for the development of novel small molecule Chk1 kinase inhibitors. Under the agreement, the Company makes payments to Sentinel to support their chemistry research. The Company is responsible for pre-clinical and clinical development, manufacture and commercialization of any resulting compounds. Sentinel is eligible to receive success-based development and commercial milestone payments up to approximately $90 million based on development and commercialization events, including a $1.0 million milestone for the initiation of GLP toxicology studies expected in the first quarter of 2017, the initiation of certain clinical trials, regulatory approval and first commercial sale. Sentinel is also entitled to a single-digit royalty based on net sales.

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

Due to projected and actual losses for the years ended December 31, 2016 and 2015, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three months ended March 31, 2016 and March 31, 2015. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

13.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s public underwritten offering in early 2015. In February 2015, the Company closed concurrent but separate underwritten offerings, (see the “Note 6 — Share Capital” of the audited financial statements included in the 2015 Annual Report on Form 10-K for additional information), in which affiliates of BVF, a holder of more than 5% of the Company’s outstanding common stock, purchased 1,333 shares of the Company’s Series B preferred stock for an aggregate purchase price of $2.0 million. Separate but concurrent with these offerings, affiliates of BVF also exchanged 4,000,000 shares of common stock for 4,000 shares of Series B preferred stock. In addition, in May 2015, the Company entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock.

In January 2016, the Company appointed Mr. Mark Lampert as a member of the Board as a Class I director of the Company. Mr. Lampert is an affiliate of BVF.

In January 2016, the Company appointed Dr. Gwen Fyfe as a member of the Board as a Class III director of the Company. Dr. Fyfe also is a consultant to the Company.

14.	SUBSEQUENT EVENTS

On April 4, 2016, Scott D. Myers was appointed as the Company’s Chief Executive Officer and a member of the Board of Directors. Christopher S. Henney, Ph.D., D.Sc., the Chairman of our Board of Directors, who was acting as the Company’s interim Chief Executive Officer retired from the position on the same date. Dr. Henney remains Chairman of the Company’s Board of Directors. On April 4, 2016, the Company granted an inducement option to purchase 2,848,855 shares of common stock to Mr. Myers with an exercise price of $1.18 per share, which was equal to the closing price of the Company’s common stock on the grant date.

The Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology effective May 5, 2016 (see Part II Item 5 Other Information included elsewhere in this Quarterly Report on Form 10-Q for additional information). As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets on its Condensed Consolidated Balance Sheets as of March 31, 2016 are considered impaired and will be fully written-off in the second quarter of 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when the Company acquired the protocell technology in connection with the acquisition of Alpine in 2014. The Company also expects to recognize a $6.9 million tax benefit during 2016, upon the de-recognition of its deferred tax liability, which solely relates to the indefinite-lived intangible assets. In addition, $1.5 million of previously recorded time-based milestones for license fees associated with the STC.UNM license agreement will be reversed in the second quarter of 2016. The impairment charge is not expected to result in any significant future cash expenditures, or otherwise impact the Company’s liquidity or cash.

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

Overview

We are a clinical-stage biopharmaceutical company focused primarily on the development of therapeutic products for the treatment of cancer. Our goal is to discover, develop and commercialize novel compounds that have the potential to improve the lives and outcomes of cancer patients. Our lead clinical-stage product candidate is ONT-380, an orally active and selective small-molecule HER2 inhibitor. We are also developing a preclinical product candidate in oncology known as our Chk1 kinase inhibitor program.

ONT-380 is a selective small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in breast cancer and other cancers, such as gastric and ovarian cancer. We are developing ONT-380 for the treatment of HER2-positive (HER2+) metastatic breast cancer. Over-expression of HER2 in breast cancer has been associated historically with increased mortality in early stage disease, decreased time to relapse, and increased incidence of metastases. The introduction of HER2-targeted therapies, including antibody-based therapies and the small molecule tyrosine kinase inhibitor, lapatinib, has led to improvement in the outcomes of patients with HER2+ cancer. Unlike lapatinib, a dual HER2/EGFR inhibitor approved for treatment of Her2+ breast cancer, ONT-380 selectively inhibits HER2. This selectivity may improve tolerability from decreased rates of toxicities associated with EGFR inhibition, including Grade 3 (severe) diarrhea and skin toxicity, particularly in combination with chemotherapy such as capecitabine. ONT-380 has also demonstrated activity in animal models of HER2+ brain tumors suggesting that it may be a potential new treatment for patients with HER2+ breast cancer and brain metastases. We have an exclusive license agreement with Array BioPharma Inc. (Array) to develop, manufacture and commercialize ONT-380. We are currently conducting two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or TDM-1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). Interim data from these trials indicated tolerability and preliminary clinical activity, including in the central nervous system, in a heavily pretreated patient population. In February 2016, we began a randomized, placebo-controlled Phase 2 trial of ONT-380 in combination with trastuzumab and capecitabine. We continue to evaluate additional opportunities for ONT-380 and to establish the most efficient regulatory and commercialization path forward.

We are increasingly focused on expanding our pipeline of orally bioavailable, small molecule product candidates. This is exemplified by our collaboration with Sentinel Oncology Ltd., of Cambridge, United Kingdom (Sentinel) to develop novel small molecule Chk1 kinase inhibitors. Chk1 is a protein kinase that is activated in response to DNA damage and DNA replication stress. Cancer cells commonly have mutations that reduce or eliminate the activity of DNA damage response factors that function in parallel with Chk1 to regulate the cell cycle. These mutations may make tumor cells more reliant on the activity of Chk1 to provide cell cycle checkpoint control, which represents a potential weak point that can be exploited by drugs that target Chk1.

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

We have incurred substantial losses since our inception. As of March 31, 2016, our accumulated deficit totaled $527.5 million. We incurred a net loss of $12.9 million for the three months ended March 31, 2016 compared to a net loss of $7.9 million for the same period in 2015. The increase in loss for the three months ended March 31, 2016 was due to higher general and administrative expenses of $4.3 million primarily related to the retirement and separation agreement that we entered into with our former Chief Executive Officer in January 2016 and higher research and development expenses of $0.6 million primarily due to greater activity related to the development of our product candidates. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. To date we have funded our operations principally through the sale of our equity securities, cash received through our prior strategic partners, government grants, debt financings and equipment financings.

In May 2016, we entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology and we will not continue to develop, license or commercialize the protocell technology. This will allow us to focus resources on the ONT-380 and Chk1 inhibitor programs.

On April 4, 2016, Scott D. Myers was appointed as our Chief Executive Officer and a member of the Board of Directors. Christopher S. Henney, Ph.D., D.Sc., the Chairman of our Board of Directors, who was acting as our interim Chief Executive Officer retired from the position on the same date. Dr. Henney remains Chairman of our Board of Directors.

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

Change in Fair Value of Warrants. Warrants issued in connection with our securities offerings in September 2010 were classified as a liability due to their potential settlement in cash and other terms and, as such, were recorded at their estimated fair value on the date of the closing of the respective transactions. The warrants issued in connection with our September 2010 securities offering expired in October 2015. The warrants were marked to market for each financial reporting period, with changes in estimated fair value recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2016 and March 31, 2015

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating expenses	$13.0	$8.1
Change in fair value of warrant liability—income	$—	$0.1
Net loss	$(12.9)	$(7.9)

Operating expenses were higher for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increases in general and administrative expenses of $4.3 million primarily related to the retirement and separation agreement that we entered into with our former CEO in January 2016 and an increase in research and development expenses of $0.5 million primarily due to greater activity related to the development of our product candidates. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We incurred a net loss of $12.9 million for the three months ended March 31, 2016 compared to a net loss of $7.9 million for the three months ended March 31, 2015. The increase in our net loss was primarily due to increases in operating expenses of $4.9 million.

Income or expense associated with the change in fair value of the warrant liability is the result of the re-measurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. In addition, the change in fair value was also due to the expiration of the warrants issued in connection with our September 2010 financing.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Research and development	$6.3	$5.8

Research and development expenses are related primarily to the development of our discovery research and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
	2016	2015
	(In millions)
External expenses[1]
Preclinical research expenses	$0.4	$0.6
Clinical development expenses	1.6	1.3
Manufacturing expenses	0.2	0.1
License Fees / Milestones	0.2	—

Total external expenses	2.4	2.0
All other expenses[2]	3.9	3.8

Total research and development	$6.3	$5.8

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.
[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

Research and development expenses incurred in the three months ended March 31, 2016 increased by $0.5 million, or 8.6%, compared to the three months ended March 31, 2015, due primarily to increases in clinical development expenses of $0.3 million related to contract clinical services associated with the ongoing clinical trials and increases in license fees of $0.2 million related to license payments to STC.UNM. In addition, the increase in research and development expenses was due to an increase in contract manufacturing expenses and headcount of $0.2 million. The increases were partially offset by decreases in preclinical research expenses of $0.2 million related to laboratory supplies and services.

General and Administrative Expense

	Three Months Ended March 31,
	2016	2015
	(In millions)
General and administrative	$6.6	$2.3

The $4.3 million, or 186.9%, increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $1.6 million expense for cash severance and insurance benefits and $2.3 million in non-cash compensation expense due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former CEO in January 2016. In addition, the increase in salaries and benefits expense was also attributable to a $0.3 million increase related to increased headcount and a $0.4 million increase in professional fees primarily related to legal, patent and regulatory compliance activities. The increases were partially offset by a $0.3 million decrease in director compensation that was primarily related to change in fair value of RSUs on re-measurement. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,
	2016	2015
	(In millions)
Change in fair value of warrant liability — income	$—	$0.1

There was no non-cash income or expense from the change in the estimated fair value of warrant liability for the three months ended March 31, 2016 due to the expiration of the warrants issued in connection with our September 2010 financing.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $13.9 million and short-term investments of $32.6 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from March 31, 2016. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the issuance of equity securities, exercise of warrants, debt and payments to us under grants, licensing and collaboration agreements. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $13.9 million as of March 31, 2016 compared to $27.9 million as of December 31, 2015, a decrease of $14.0 million, or 50.2%. The decrease was primarily the result of cash used to fund our operations of $9.8 million and net investment purchases of $4.1 million.

As of March 31, 2016, our working capital (defined as current assets less current liabilities) was $42.8 million compared to $53.2 million as of December 31, 2015, a decrease of $10.4 million, or 19.5%. The decrease in working capital was primarily attributable to a net decrease in cash and cash equivalents and short-term investments of $9.9 million and an increase in current liabilities of $0.6 million, partially offset by an increase in prepaid and other current assets of $0.1 million.

On February 11, 2015, we closed concurrent but separate underwritten offerings of 13,500,000 shares of our common stock at a price to the public of $1.50 per share, for gross proceeds of approximately $20.3 million and 1,333 shares of our Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. Each share of Series B convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, we also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of our common stock. On February 18, 2015, we closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of our common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to us of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and estimated expenses of $1.6 million, were approximately $22.4 million.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $9.8 million for the three months ended March 31, 2016, compared to $8.2 million for the three months ended March 31, 2015. The increase was attributable primarily to an increase in general and administrative expenses and research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $4.2 million for the three months ended March 31, 2016, compared to $11.2 million for the three months ended March 31, 2015. This change was attributable primarily to lower purchases of investments, net of redemption, of $4.1 million for the three months ended March 31, 2016 as compared to $10.8 million for the three months ended March 31, 2015, and a decrease in purchases of property and equipment of $0.3 million during the three months ended March 31, 2016 compared to the same period in 2015.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended March 31, 2016. Cash provided by financing activities was $22.4 million during the three months ended March 31, 2015, which consisted of net proceeds of approximately $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$1,772	$655	$1,117	$—	$—

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

As of March 31, 2016, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments. As of March 31, 2016, we had recorded $1.5 million in time-based milestones for license fees associated with our agreement with STC.UNM, which will be reversed in the second quarter of 2016 in connection with our termination of the STC.UNM license agreement. No other license fees or milestones were achieved or quantifiable.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The guidance will change how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheets a right of use asset and related lease liability. Lessor accounting under the new standard remains similar under current GAAP. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. We are currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will change how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With the exception of early application guidance outlined in this standard, early adoption is not permitted. We are currently evaluating any impact this guidance may have on its consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $46.5 million and $56.4 million as of March 31, 2016 and December 31, 2015, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2016 and sustained throughout the period ended March 31, 2016, would result in a decline in investment income of approximately $13,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. On or about March 21, 2016, Brian B. Sand & Zachary B. Sand Joint Trust commenced a civil action in the United States District Court for the Northern District of California against Mark Lampert, Biotechnology Value Fund, L.P. and related entities (collectively, BVF) and the company pursuant to Section 16(b) of the Securities Exchange Act of 1934 to recover, on behalf of the Company, short-swing insider trading profits alleged to have been realized by BVF as statutory insiders. The company is a nominal defendant named as a necessary party but no allegations of wrongdoing are made against it and no relief is sought from the company. There are no other material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto.

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

ONT-380 is a mid-stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that ONT-380 is effective in treating breast cancer or central nervous system metastases or may indicate safety profile concerns not indicated by earlier clinical data. In December 2014, we announced that interim data from our ongoing Phase 1b trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Updates to some of these data were announced in May 2015 and December 2015 and provided further preliminary evidence of clinical activity and tolerability, including in the central nervous system. Based upon this data, we commenced our Phase 2 clinical trial of ONT-380 in February 2016. However, none of these trials are yet complete, and even if final Phase 1 data are encouraging, the results from the Phase 2 clinical trial and any later clinical trials may not indicate a favorable safety and efficacy profile for ONT-380 or may otherwise fail to support continued development of this product candidate.

If the results of the current Phase 1 and Phase 2 ONT-380 trials, or of future ONT-380 trials, do not indicate a favorable safety and efficacy profile for ONT-380, or otherwise fail to support the continued development of ONT-380, a substantial decline in the price of our common stock could result. There can be no assurance as to whether we will be able to successfully develop and commercialize ONT-380.

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

If we are not able to advance our other research and preclinical programs or ONT-380 fails, our pipeline of products in development could be further reduced or eliminated. This would cause our stock price to decline and would have a material adverse effect on our business, including but not limited to our ability to raise capital to rebuild our pipeline and develop future product candidates.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of March 31, 2016, our accumulated deficit was approximately $527.5 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We are responsible for the manufacture of ONT-380, which we outsource to third parties. Manufacturing drug products such as ONT-380 is a complex process involving multiple steps and multiple manufacturers. If our third-party manufacturers cease or interrupt production, if our third-party manufacturers and other service providers fail to supply materials, products or services for any reason or experience performance delays, or if materials or products are lost in transit between manufacturers or in the manufacturing process, such interruptions could substantially delay progress on our programs or impact clinical trial drug supply, with the potential for additional costs and a material adverse effect on our business, financial condition and results of operations.

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

Any manufacturer of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates, the development and commercialization of our product candidates may be delayed and there may be a shortage in supply, which may prevent successful commercialization of our products.

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

In addition, both prior to and after regulatory approval of a product, regulatory agencies may require us to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, all statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated delays in clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

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

Even if regulatory approval is received for our product candidates, we are subject to ongoing regulatory obligations that, if not met, may adversely affect our ability to commercialize an approved product.

We are subject to ongoing regulatory obligations following approval of a product including potential requirements for additional clinical trials, ongoing cGMP manufacturing requirements, and other requirements. If a product is approved for commercial sale, safety concerns may arise that were not present in clinical trials or occur at higher rates than in our clinical trials of the product which may result in regulatory restrictions. In addition, reports of adverse events or safety concerns could result in the FDA or other regulatory authorities denying or withdrawing approval of the product for any and all indications. There is no assurance that patients will not experience such adverse events or safety concerns.

In addition, we will be required to comply other with limitations and restrictions imposed by U.S., state and foreign governments in connection with the marketing of an approved product and reimbursement for approved products. Our failure to meet any of these requirements may have an adverse effect on our ability to commercialize an approved product and our business would suffer. In addition, if we fail to comply with these requirements, we could be subject to penalties, including:

•	warning letters;

•	suspension of clinical trials;

•	total or partial suspension of manufacturing or costly new manufacturing requirements;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution

Any of these penalties may result in substantial costs to us and could adversely affect our ability to commercialize an approved product and our business would suffer.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize ONT-380, and in August 2014, we acquired Alpine Biosciences, Inc., a biotechnology company developing protocells. Acquisitions, collaborations and in-licenses, including our ONT-380 license agreement and Alpine acquisition, involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	potential adverse consequences if the acquired assets are worth less than we anticipated or we are unable to successfully develop and commercialize the acquired assets for any reason;

•	difficulties in assimilating the operations and technology of the acquired companies;

•	potential disputes, including litigation, regarding contingent consideration for the acquired assets;

•	the assumption of unknown liabilities of the acquired businesses;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success may depend in part on our ability to manage the growth and technology integration associated with any of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage collaborations or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	under our license agreement with Array, Array is responsible for the prosecution of patents related to ONT-380, and they may not effectively prosecute and protect those patents;

•	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they or our issued patents may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent and patent applications provide a competitive advantage, it is possible that patent applications owned by or licensed to us will not result in patents being issued, or that, if issued, the patents will later be invalidated or not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.

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

If our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us.

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

We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Much of our technology, including ONT-380 and our Chk1 kinase inhibitors originated from third-party sources.

These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates or technology, which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to predict the outcome of any such action. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms or reforms that may be implemented in the future. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or other third parties. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

ONT-380. ONT-380 is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin ®) and pertuzumab (Perjeta ®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb®) for the treatment of metastatic breast cancer, Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib, which is in a Phase 3 clinical trial, Merrimack is developing MM-302, a HER2-targeted liposomal doxorubicin in a Phase 2 clinical trial and Macrogenics is developing Margetuximab, a HER2 targeted, Fc-optimized antibody in a Phase 3 clinical trial.

Checkpoint Kinase 1 Inhibitors. There are currently no marketed drugs which specifically target Chk1. Genentech is conducting a Phase 1 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. Eli Lilly and Company is developing an intravenous Chk1 inhibitor in several clinical settings, the most advanced of which is in a Phase 2 clinical trial.

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

We are in a period of transition following the appointment of our new president and chief executive officer.

On March 28, 2016, our board of directors appointed Scott Myers as our President and Chief Executive Officer, effective as of April 4, 2016. We anticipate that we will experience a transitional period as Mr. Myers becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business and development strategy and could have a material adverse effect on our business. Any changes in business and development strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of research and development operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new chief executive officer, we may be unable to successfully manage our research and development efforts, and our business could suffer as a result.

If we lose key personnel, or we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it will be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends in large part upon our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel. In addition, future growth will require us to continue to implement and improve our managerial, operational and financial systems, and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. Any difficulties in hiring or retaining key personnel, including hiring a new Chief Medical Officer, or managing this growth could disrupt our operations. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. Due to our limited resources and recent leadership changes, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not believe that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected.

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

•	the results of pre-clinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

•	public concern as to the safety of products developed by us or others;

•	our ability execute the business strategies of our new chief executive officer;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	general market conditions in our industry or in the economy as a whole;

•	comments by securities analysts;

•	comments made on social media platforms, including blogs, websites, message boards and other forms of Internet-based communications;

•	difficulty with the market interpreting and understanding complex data;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the incurrence of debt; and

•	political instability, natural disasters, war and/or events of terrorism.

Additionally, if the closing price of our common stock as reported on the NASDAQ Global Market falls below $1.00 for 30 consecutive business days, we will fail to be in compliance with the continued listing requirements of the NASDAQ Global Market. In such case, if were unable to regain compliance within the grace period provided by the NASDAQ Stock Market, our shares would become subject to delisting.

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

As of March 31, 2016, BVF Inc. and its affiliates (BVF) collectively held combined voting power over approximately 19.8% of the outstanding shares of our common stock. Additionally, BVF holds shares of our preferred stock convertible into up to 15,333,000 additional shares of our common stock. As a result of its ownership position, BVF may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, pursuant to a letter agreement we entered into with BVF in January 2016, BVF nominated two new members to our board of directors, one of which is the President of BVF who beneficially owns the shares held by BVF. As a result, BVF has significant influence in our management and affairs. This control may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of BVF may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares and investors may perceive disadvantages in owning shares in a company with a significant stockholder.

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

We and STC.UNM were parties to a Patent License Agreement dated June 14, 2014 pursuant to which we licensed the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. As of May 5, 2016, we and STC.UNM entered into a Mutual Termination Agreement (Agreement) to terminate the Patent License Agreement. The Agreement provides for a mutual release of claims and payment of a termination and license fee totaling $325,000 to be made within five business days of the effective date of the Agreement. In addition, we will reimburse STC.UNM approximately $30,000 for the prosecution and maintenance of licensed patents incurred prior to the effective date of the Agreement. The termination of the Patent License Agreement will allow us to focus resources on our ONT-380 and Chk1 inhibitor programs. Several nondisclosure agreements between us and STC.UNM remain in effect as does a sponsored research agreement between us and the University of New Mexico. We have no further financial obligations under the sponsored research agreement and it will expire on July 3, 2016.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Letter Agreement by and between Oncothyreon Inc. and Dr. Diana Hausman. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on April 1, 2016.).

10.2	Release by and between Oncothyreon Inc. and Dr. Diana Hausman. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on April 1, 2016.).

10.3	Offer Letter of Employment by and between Oncothyreon Inc. and Scott Myers. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on March 29, 2016.).

10.4	Form of Inducement Stock Option Grant. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on March 29, 2016.)

10.5	Letter Agreement, by and among Oncothyreon Inc., BVF Partners L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., BVF Partners OS Ltd. and BVF Inc., dated January 11, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.6	Retirement and Separation Agreement, by and between Oncothyreon Inc. and Robert Kirkman, effective as of January 11, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.7	Oncothyreon Inc. Retention Payment Plan. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.8	Mutual Termination Agreement between STC.UNM and Oncothyreon Inc., effective May 5, 2016.

31.1	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOTHYREON INC.

Date: May 9, 2016	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	Letter Agreement by and between Oncothyreon Inc. and Dr. Diana Hausman. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on April 1, 2016.).

10.2	Release by and between Oncothyreon Inc. and Dr. Diana Hausman. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on April 1, 2016.).

10.3	Offer Letter of Employment by and between Oncothyreon Inc. and Scott Myers. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on March 29, 2016.)

10.4	Form of Inducement Stock Option Grant. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on March 29, 2016.)

10.5	Letter Agreement, by and among Oncothyreon Inc., BVF Partners L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., BVF Partners OS Ltd. and BVF Inc., dated January 11, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.6	Retirement and Separation Agreement, by and between Oncothyreon Inc. and Robert Kirkman, effective as of January 11, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.7	Oncothyreon Inc. Retention Payment Plan. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33882) filed on January 11, 2016.)

10.8	Mutual Termination Agreement between STC.UNM and Oncothyreon Inc., effective May 5, 2016.

31.1	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.