Form 10-Q
period 2016-06-30
Cascadian Therapeutics, Inc.
filed 2016-08-08
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33882

CASCADIAN THERAPEUTICS, INC.

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

As of August 8, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 135,310,441.

CASCADIAN THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$51,000	$27,850
Short-term investments	29,879	28,510
Accounts and other receivables	180	200
Prepaid and other current assets	775	1,418

Total current assets	81,834	57,978
Property and equipment, net	1,581	1,845
Indefinite-lived intangible assets	—	19,738
Goodwill	16,659	16,659
Other assets	754	354

Total assets	$100,828	$96,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,310	$439
Accrued and other liabilities	2,174	2,689
Accrued compensation and related liabilities	2,383	1,522
Current portion of restricted share unit liability	393	145

Total current liabilities	6,260	4,795
Other liabilities	165	743
Restricted share unit liability	67	363
Deferred tax liability	—	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2016 and December 31, 2015; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of June 30, 2016 and December 31, 2015; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015; Series D Convertible Preferred Stock – 17,250 shares and zero shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively

	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 135,310,441 shares and 94,961,859 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	353,860	353,856
Additional paid-in capital	296,530	249,572
Accumulated deficit	(551,049)	(514,629)
Accumulated other comprehensive loss	(5,035)	(5,064)

Total stockholders’ equity	94,306	83,735

Total liabilities and stockholders’ equity	$100,828	$96,574

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Operating expenses
Research and development	$6,380	$5,701	$12,717	$11,459
General and administrative	4,365	2,636	10,998	4,957
Intangible asset impairment	19,738	—	19,738	—

Total operating expenses	30,483	8,337	43,453	16,416

Loss from operations	(30,483)	(8,337)	(43,453)	(16,416)

Other income (expenses)
Investment and other income, net	42	19	125	35
Change in fair value of warrant liability	—	(2,578)	—	(2,450)

Total other income (expenses), net	42	(2,559)	125	(2,415)

Loss before income taxes	(30,441)	(10,896)	(43,328)	(18,831)
Income tax (benefit) provision	(6,908)	—	(6,908)	—

Net loss	$(23,533)	$(10,896)	$(36,420)	$(18,831)

Deemed dividend related to beneficial conversion feature on Series D convertible preferred stock	(1,599)	—	(1,599)	—

Net loss attributable to common stockholders	$(25,132)	$(10,896)	$(38,019)	$(18,831)

Net loss per share—basic and diluted	$(0.26)	$(0.11)	$(0.40)	$(0.19)

Shares used to compute basic and diluted net loss per share	96,310,963	98,364,146	95,636,411	98,337,816

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(23,533)	$(10,896)	$(36,420)	$(18,831)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	18	(4)	29	24

Other comprehensive income (loss)	18	(4)	29	24

Comprehensive loss	$(23,515)	$(10,900)	$(36,391)	$(18,807)

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(36,420)	$(18,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	298
Amortization of premiums and accretion of discounts on securities	38	202
Share-based compensation expense	3,642	1,576
Change in fair value of warrant liability	—	2,450
Cash settled on conversion of restricted share units	(20)	(79)
Intangible assets impairment	19,738	—
Income tax (benefit) provision	(6,908)	—
Other	(4)	—
Net change in assets and liabilities:
Accounts and other receivable	20	(126)
Prepaid expenses and other current assets	643	418
Other long term assets	(400)	21
Accounts payable	871	(336)
Accrued and other liabilities	(515)	(609)
Accrued compensation and related liabilities	861	(478)
Deferred rent	(578)	(56)

Net cash used in operating activities	(18,706)	(15,550)

Cash flows from investing activities
Purchases of investments	(33,842)	(30,983)
Redemption of investments	32,466	26,985
Purchases of property and equipment, net	(59)	(529)

Net cash used in investing activities	(1,435)	(4,527)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	29,791	20,609
Proceeds from issuance of convertible preferred stock, net of issuance cost	13,458	1,863
Proceeds from exercise of stock options	42	24

Net cash provided by financing activities	43,291	22,496

Increase in cash and cash equivalents	23,150	2,419
Cash and cash equivalents, beginning of period	27,850	10,454

Cash and cash equivalents, end of period	$51,000	$12,873

Supplemental disclosures of non-cash investing and financing activities:
Accretion on Series D convertible preferred stock associated with beneficial conversion feature	$1,599	$—

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2016 and June 30, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS

On June 8, 2016, Oncothyreon Inc. announced that the Company changed its name to Cascadian Therapeutics, Inc. (the Company) and would be listed on the NASDAQ Global Select Market under the new ticker symbol “CASC,” effective at market open on June 9, 2016. The Company is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007. The Company is focused primarily on the development of targeted therapeutic products for the treatment of cancer. The Company’s goal is to discover, develop and commercialize compounds that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2016 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2016. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1, 2016	$13	$(5,066)	$(5,053)
Current period other comprehensive income	18	—	18

Balance at June 30, 2016	$31	$(5,066)	$(5,035)

	Three months ended June 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1, 2015	$3	$(5,066)	$(5,063)
Current period other comprehensive income	(4)	—	(4)

Balance at June 30, 2016	$(1)	$(5,066)	$(5,067)

	Six months ended June 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2016	$2	$(5,066)	$(5,064)
Current period other comprehensive income	29	—	29

Balance at June 30, 2016	$31	$(5,066)	$(5,035)

	Six months ended June 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2015	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income	24	—	24

Balance at June 30, 2015	$(1)	$(5,066)	$(5,067)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$44,051	$—	$—	$44,051	$9,199	$—	$—	$9,199
Debt securities of U.S. government agencies	—	22,138	—	22,138	—	31,507	—	31,507
Corporate bonds	—	8,991	—	8,991	—	9,502	—	9,502

	$44,051	$31,129	$—	$75,180	$9,199	$41,009	$—	$50,208

Financial liabilities:
Restricted share units	$460	$—	$—	$460	$508	$—	$—	$508

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six month period ended June 30, 2016.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of June 30, 2016 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2016
Cash	$5,699	$—	$—	$5,699
Money market funds	44,051	—	—	44,051
Debt securities of U.S. government agencies	22,131	7	—	22,138
Corporate bonds	8,967	24	—	8,991

Total	$80,848	$31	$—	$80,879

As of December 31, 2015
Cash	$6,152	$—	$—	$6,152
Money market funds	9,199	—	—	9,199
Debt securities of U.S. government agencies	31,511	3	(7)	31,507
Corporate bonds	9,496	7	(1)	9,502

Total	$56,358	$10	$(8)	$56,360

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of June 30, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$75,149	$75,180	$50,206	$50,208

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

6.	INTANGIBLE ASSET IMPAIRMENT

On May 5, 2016, the Company entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine Biosciences, Inc. (Alpine) were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016. The indefinite-lived intangible assets represented the value assigned to in-process research and development when the Company acquired the protocell technology. Additionally, as a result of the impairment, the deferred tax liability, which solely relates to the indefinite-lived intangible assets was reversed, resulting in a federal tax benefit of $6.9 million during the three and six months ended June 30, 2016. See “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information. The impairment charge did not result in any significant cash expenditures or otherwise impact the Company’s liquidity or cash.

7.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C and D convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three and six months ended June 30, 2016, were the same, since all potentially dilutive shares were anti-dilutive.

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	11,390,830	4,846,000	11,390,830	4,846,000
Warrants	5,048,701	8,230,848	5,048,701	8,230,848
Convertible preferred stock (as converted to common stock):
Series A	10,000,000	10,000,000	10,000,000	10,000,000
Series B	5,333,000	5,333,000	5,333,000	5,333,000
Series C	7,500,000	7,500,000	7,500,000	7,500,000
Series D	17,250,000	—	17,250,000	—
Non-employee director restricted share units	489,669	175,059	489,669	175,059
Employee stock purchase plan	5,657	2,031	5,657	2,031

8.	EQUITY

June 2016 Financing

Common Stock

On June 28, 2016, the Company closed an underwritten public offering of 40,250,000 shares of its common stock at a price to the public of $0.80 per share for gross proceeds of $32.2 million. The shares included 5,250,000 shares of common stock sold pursuant to the option granted by the Company to the underwriters to purchase additional shares, which option was exercised in full.

Series D Convertible Preferred Stock

In addition, on June 28, 2016, the Company closed a registered direct offering of 17,250 shares of its Series D Convertible Preferred Stock at a price of $800.00 per share directly to affiliates of BVF Partners L.P. (BVF), which are existing stockholders and affiliates of a member of the board of directors, for gross proceeds of $13.8 million. The Company designated 17,250 shares of its authorized and unissued preferred stock as Series D convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock with the Delaware Secretary of State.

Each share of Series D Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series D Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the shares of the Company’s Common Stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series D Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series D Convertible Preferred Stock will be required to amend the terms of the Series D Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series D convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock, Series B Convertible Preferred Stock and Series C convertible preferred stock, and any class or series of capital stock created that specifically ranks by its terms on parity with the Series D convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series D convertible preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily.

Aggregate gross proceeds from the June 2016 offerings were $46.0 million. Aggregate net proceeds from the June 2016 offerings, after underwriting discounts, commissions and other expenses of $2.8 million, were approximately $43.2 million.

Beneficial Conversion Feature

A beneficial conversion feature exists when the effective conversion price of a convertible security is less than the market price per share on the commitment date, creating a discount. The value of the discount is determined by the difference between the market price and the conversion price multiplied by the potential conversion shares purchased. The discount is recognized as a non-cash deemed dividend from the date of issuance to the earliest conversion date.

The Company recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. The Company immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance. The Company plans to accrete the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which will fall within the third quarter of 2016. The non-cash dividend of $1.6 million was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations.

“At-the-Market” Equity Offering Program

On June 2, 2016, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. Sales under the ATM are limited by the greater of (i) the number of shares that are available to be issued or (ii) $50 million. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. No shares had been sold under the Sales Agreement as of June 30, 2016.

February 2015 Financing

Common Stock

On February 11, 2015, the Company closed on an underwritten offering of 13,500,000 shares of its common stock at a price to the public of $1.50 per share, for gross proceeds of approximately $20.3 million. As part of the common stock offering, the Company also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of the Company’s common stock. On February 18, 2015, the Company closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of the Company’s common stock, at a price to the public of $1.50 per share, which resulted in gross proceeds to the Company of approximately $1.8 million.

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

Each share of Series B convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series B convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s common stock then issued and outstanding, which percentage may be increased at the holders’ election up to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B convertible preferred stock will receive a payment equal to $0.0001 per share of Series B convertible preferred stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA preferred stock and on parity with any distributions to the holders of the Company’s Series A convertible preferred stock, Series C convertible preferred stock and Series D convertible preferred stock. Shares of Series B convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B convertible preferred stock will be required to amend the terms of the Series B convertible preferred stock. Shares of Series B convertible preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series B convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock, Series C convertible preferred stock, and Series D convertible stock and any class or series of capital stock created that specifically ranks by its terms on parity with the Series B convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series B convertible preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

Aggregate gross proceeds from the February 2015 offerings were approximately $24.0 million. Aggregate net proceeds from the February 2015 offerings, after underwriting discounts, commissions and expenses of $1.6 million, were approximately $22.4 million.

Series C Convertible Preferred Stock

On May 14, 2015, the Company designated 7,500 shares of its authorized and unissued preferred stock as Series C Convertible Preferred Stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Delaware Secretary of State. The Company then entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock.

Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series C Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the shares of the Company’s Common Stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series C Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series D Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series C Convertible Preferred Stock will be required to amend the terms of the Series C Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock hereafter created that specifically ranks by its terms junior to the Series C Convertible Preferred Stock;

•	on parity with the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series D Convertible Stock and any class or series of capital stock created that specifically ranks by its terms on parity with the Series C Convertible Preferred Stock; and

•	junior to the Company’s Class UA Preferred Stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series C Convertible Preferred Stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

9.	WARRANTS

As of June 30, 2016, equity-classified warrants to purchase a total of 5,048,701 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and six months ended June 30, 2016 and June 30, 2015. No liability-classified warrants were outstanding as of June 30, 2016.

Equity-Classified Warrants

In June 2013, the Company issued equity-classified warrants to purchase 5,000,000 shares of common stock at an exercise price of $5.00 per share in connection with a registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF. The warrants expire on December 5, 2018.

In February 2011, the Company issued equity-classified warrants to purchase 48,701 shares of common stock at an exercise price of $3.08 per share in connection with a loan and security agreement entered into with General Electric Capital Corporation, now Capital One National Association. The warrants expire on February 8, 2018.

As of June 30, 2016, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants which were issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 were classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. The warrants issued from the September 2010 financing expired on October 12, 2015. None of the liability-classified warrants were outstanding as of June 30, 2016.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of operations as other income (expenses) by using the Black-Scholes option-pricing model.

The fair value of the warrant liability and the changes in its fair value during the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three months ended June 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$—	$—
Change in fair value of warrant liability included in:
Other expense (income)	—	2,578

Balance at the end of period	$—	$2,578

	Six months ended June 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$—	$128
Change in fair value of warrant liability included in:
Other expense (income)	—	2,450

Balance at the end of period	$—	$2,578

10.	SHARE-BASED COMPENSATION

2016 Equity Incentive Plan

On June 23, 2016, the Company’s shareholders approved a new 2016 Equity Incentive Plan (the 2016 EIP). As of that date, the Company ceased granting options under its Amended and Restated Share Option Plan (the Option Plan), ceased granting restricted shares units under its Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. 7,205,430 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 6,300,000 shares available for awards under the 2016 EIP plus 497,302 and 408,128 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that are now available for issuance under the 2016 EIP. All grants under the 2016 EIP may have a term up to ten years from the date of grant. Vesting schedules are determined by the compensation committee of the board of directors or its designee when each award is granted.

Option Plan

Under the Option Plan, a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company could be granted to employees, directors and service providers. On June 23, 2016, the Company adopted the 2016 EIP and ceased granting options under the Option Plan. Options granted under the Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted to employees under the Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire eight years following the date of grant. Due to the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the Option Plan were transferred to the 2016 EIP plan leaving no shares of common stock available for future grant under the Option Plan.

During the three months ended June 30, 2016 and June 30, 2015, the Company granted 4,556,955 and 4,000 stock options, respectively. During the six months ended June 30, 2016 and June 30, 2015, the Company granted 4,726,955 and 21,000 stock options, respectively. Stock compensation expense was $0.7 million and $0.4 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Stock compensation expense was $3.5 million and $0.9 million for the six months ended June 30, 2016 and June 30, 2015. The stock compensation expense during the six months ended June 30, 2016 included the acceleration of share-based compensation expense related to the retirement of the Company’s former chief executive officer in January 2016. No stock options were exercised during the three and six months ended June 30, 2016. 14,000 stock options were exercised during the three and six months ended June 30, 2015.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	74.77%	73.69%	74.73%	76.94%
Risk-free interest rate	1.41%	1.60%	1.42%	1.45%
Expected life of options (in years)	6.23	6.00	6.23	6.00

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

Restricted Share Unit Plan

The RSU Plan was established in 2005 for non-employee directors. On June 23, 2016, the Company adopted the 2016 EIP and ceased granting RSUs under the RSU Plan.

The RSU Plan provided for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit (RSU) granted was made in accordance with the RSU Plan and terms specific to that grant. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof.

On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The Company granted 64,430 RSUs with a fair value of approximately $250,000 and 92,362 RSUs with a fair value of $300,000 during the three and six months ended June 30, 2015, respectively. 65,356 shares were issued upon conversion of RSUs for the three and six months ended June 30, 2016. 80,507 shares were issued upon conversion of RSUs during the three and six months ended June 30, 2015.

Due to the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan were transferred to the 2016 EIP plan leaving no RSUs available for future grant under the RSU Plan. On June 24, 2016, the Company granted 326,082 RSUs with a fair value of $300,000 under the 2016 EIP.

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

The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.2 million and $32,423 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively. The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $0.7 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations in each of the three and six months ended June 30, 2015.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2016, expense related to this plan was $31,078 and $68,692, respectively. For the three and six months ended June 30, 2015, expense related to this plan was $13,827 and $25,175, respectively. Under the ESPP, the Company issued 49,566 shares to employees during the three and six months ended June 30, 2016 and 34,338 shares during the three and six months ended June 30, 2015. There are 483,440 shares reserved for future issuances under the ESPP as of June 30, 2016.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of June 30, 2016, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participates in the Retention Plan and (i) remains continuously employed by the Company through the Retention Date or (ii) has been terminated by the Company other than for cause prior to the Retention Date, and (iii) signs a general release of claims shall be paid a lump-sum cash payment as determined on an individual basis. If such employee’s service is terminated for cause or the employee voluntarily resigns prior to the Retention Date, no such payments shall be made. As of June 30, 2016, if all employees who participate in the Retention Plan stay continuously employed through the Retention Date, expenses related to this plan are expected to be approximately $2.7 million. An expense of $0.6 million and $1.4 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, $1.2 million was accrued in compensation and related liabilities.

In the normal course of operations, the Company indemnifies counterparties in transactions such as purchase and sale contracts for assets or shares, manufacturing and other service agreements, license agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred to third parties as a result of various events, including changes in (or in the interpretation of) laws and regulations, the Company’s breach of contract or negligence, environmental liabilities, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparties as a consequence of the transaction. The terms of these indemnification agreements vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification agreements and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification agreements.

12.	COLLABORATIVE AND LICENSE AGREEMENTS

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

STC.UNM

Effective June 30, 2014, Alpine entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. The Company subsequently acquired Alpine in August 2014. Under the terms of the license agreement, the Company, as successor to Alpine, had the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement. In exchange for the exclusive license, the Company was obligated to make a series of payments including on-going annual license payments, reimbursement of patent costs, success and time-based milestones up to $5 million. Royalty obligations under the license agreement included a double-digit royalty on commercial sublicensing income and a low single-digit royalty based on net sales. On May 5, 2016, the Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology. The agreement provides for a mutual release of claims and payment of a termination and license fee totaling $325,000. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when the Company acquired the protocell technology. The Company also recognized a $6.9 million tax benefit during the three and six months ended June 30, 2016, upon the reversal of its deferred tax liability, which solely relates to the indefinite-lived intangible assets. In addition, $1.5 million of previously recorded time-based milestones for license fees associated with the STC.UNM license agreement was reversed from research and development expenses during three and six months ended June 30, 2016. The impairment charge did not result in any significant future cash expenditures, or otherwise impact the Company’s liquidity or cash. See the “Note 6 – Intangible Asset Impairment” and “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information.

Sentinel Oncology Ltd.

In April 2014, the Company entered into an exclusive license and research collaboration agreement with Sentinel Oncology Limited (Sentinel) for the development of novel small molecule Chk1 kinase inhibitors. Under the agreement, the Company makes payments to Sentinel to support their chemistry research. The Company is responsible for pre-clinical and clinical development, manufacturing and commercialization of any resulting compounds. Sentinel is eligible to receive success-based development and commercial milestone payments up to approximately $90 million based on development and commercialization events, including a $1.0 million milestone for the initiation of GLP toxicology studies expected in the first quarter of 2017, the initiation of certain clinical trials, regulatory approval and first commercial sale. Sentinel is also entitled to a single-digit royalty based on net sales.

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

13.	INCOME TAX

During the three and six months ended June 30, 2016, the Company recorded an income tax benefit of $6.9 million due to the reversal of its deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. Otherwise, due to projected losses for 2016 and a history of losses, the Company has not recorded an additional income tax benefit for the three and six months ended June 30, 2016 and has recognized a valuation allowance on all its deferred tax assets.

Due to projected and actual losses for the year ended December 31, 2015, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and six months ended June 30, 2015. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the Condensed Consolidated Balance Sheets as of June 30, 2015.

14.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s recent public underwritten offerings and registered direct offering. In February 2015, the Company closed concurrent but separate underwritten offerings of 13,500,000 shares of its common stock at a price of $1.50 per share, for gross proceeds of $20.3 million, and 1,333 shares of its Series B convertible preferred stock at a price of $1,500 per share for gross proceeds of $2.0 million. In this offering, affiliates of BVF, a holder of more than 5% of the Company’s outstanding common stock, purchased 1,333 shares of the Company’s Series B preferred stock for an aggregate purchase price of $2.0 million. Separate but concurrent with these offerings, affiliates of BVF also exchanged 4,000,000 shares of common stock for 4,000 shares of Series B preferred stock. In addition, in May 2015, the Company entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C Convertible Preferred Stock, and in June 2016, the Company closed a registered direct offering in which affiliates of BVF purchased 17,250 shares of the Company’s Series D preferred stock for an aggregate purchase price of $13.8 million.

Mr. Scott Myers, the Company’s President, Chief Executive Officer and a member of the board of directors, purchased 62,500 shares of the Company’s common stock in the June 2016 public underwritten offering.

In January 2016, the Company appointed Mr. Mark Lampert as a member of the board of directors as a Class I director of the Company. Mr. Lampert is an affiliate of BVF.

In January 2016, the Company appointed Dr. Gwen Fyfe as a member of the board of directors as a Class III director of the Company. Dr. Fyfe also is a consultant to the Company.

15.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our discovery research, pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to develop and commercialize ONT-380;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful development, marketing, distribution and commercialization of our product candidates and/or approved products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutic products for the treatment of cancer. Our goal is to discover, develop and commercialize novel targeted compounds that have the potential to improve the lives and outcomes of cancer patients. In June 2016, we changed our name to Cascadian Therapeutics, Inc. from Oncothyreon Inc. The change underlies our shift in focus to targeted therapeutics from cancer vaccines. Our lead clinical-stage product candidate is ONT-380, an orally active and selective small-molecule HER2 inhibitor. We are also developing a Chk1 kinase inhibitor that is currently in preclinical development.

                ONT-380 is a potent and selective small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in approximately 20% of breast cancers. In addition to breast cancer, HER2 is overexpressed in other malignancies, including subsets of bladder, cervical, colorectal, esophageal, gastric, lung and ovarian cancers. We are developing ONT-380 for the treatment of HER2-positive (HER2+) metastatic breast cancer. Over-expression of HER2 in breast cancer has been associated historically with increased mortality in early stage disease, decreased time to relapse, and increased incidence of metastases. The introduction of HER2-targeted therapies, including antibody-based therapies and the small molecule tyrosine kinase inhibitor, lapatinib, has led to improvement in the outcomes of patients with HER2+ cancer. Unlike lapatinib, ONT-380 selectively inhibits HER2. This selectivity may improve drug tolerability including Grade 3 (severe) diarrhea and skin rash. We have an exclusive license agreement with Array BioPharma Inc. (Array) to develop, manufacture and commercialize ONT-380. We are currently conducting two Phase 1b trials of ONT-380, one in combination with Kadcyla® (ado-trastuzumab emtansine or T-DM1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). Interim data from these trials has indicated these drug combinations are well tolerated and may provide clinical activity in heavily pretreated patients, with and without brain metastases.

In June 2016, we presented updated safety and activity data from our combination trial of ONT-380 with T-DM1 at the American Society of Clinical Oncology meeting. Data from this combination showed the majority of adverse events (AE) were Grade 1 out of a scale from Grade 1 to Grade 5. Most patients who required a dose reduction of ONT-380 maintained disease control at the lower dose. The median progression free survival (mPFS) in the combination of ONT-380 and T-DM1 was 8.2 months and overall response rate (ORR) was 47% at the time of data analysis. Many of the patients with brain metastases in the study had long-term control of both brain metastases and systemic disease. Progression-free survival in the 30 patients with brain metastases was similar to patients without brain metastases. There were no patients without brain metastases at baseline who developed new clinically apparent brain metastases while on the study.

On June 14, 2016 we presented updated data from our combination of ONT-380 with trastuzumab and capecitabine at our R&D Day held in New York. In this combination trial, the majority of adverse events were Grade 1, with most patients being able to continue on the full dose of ONT-380. Grade 3 diarrhea was infrequent without a requirement for prophylactic anti-diarrheal medicine. The ORR was 58% and the interim mPFS was 6.3 months, with many patients still active on study at the time of the data analysis. Outcomes in patients with brain metastases were similar to patients without brain metastases. These data support our on-going Phase 2 trial in this combination, known as HER2CLIMB, which we began in February 2016.

HER2CLIMB, is a randomized, placebo-controlled study of ONT-380 in combination with trastuzumab and capecitabine in HER2+ metastatic breast cancer patients with and without brain metastases. The Phase 2 trial will enroll approximately 180 patients at sites in the US, Canada and select countries in Western Europe. In June 2016, we received Fast Track designation from the U.S. Food and Drug Administration (FDA) for our ONT-380 program in metastatic HER 2+ breast cancer. We continue to evaluate additional opportunities for ONT-380 and to establish the most efficient regulatory and commercialization path forward.

We continue to focus on developing a pipeline including Chk1, an orally available, small molecule kinase inhibitor developed in collaboration with Sentinel Oncology Ltd., of Cambridge, United Kingdom (Sentinel). Chk1 is a protein kinase that regulates the cell division cycle and is activated in response to DNA damage and DNA replication stress. Cancer cells commonly have mutations that alter DNA damage response signaling pathways that function in parallel with Chk1 to regulate the cell cycle. These mutations may make tumor cells more reliant on the activity of Chk1 to provide cell cycle checkpoint control, which represents a potential weak point that can be exploited by drugs that target Chk1.

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

In May 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology and we will not continue to develop, license or commercialize the protocell technology. This will allow us to focus resources on the ONT-380 and Chk1 inhibitor programs.

In June 2016, we completed a public offering of 40,250,000 shares of our common stock for gross proceeds of $32.2 million and a registered direct offering for 17,250 shares of our Series D Convertible Stock for gross proceeds of $13.8 million, totaling $46.0 million in gross proceeds.

Financial Summary

                We have incurred substantial losses since our inception. As of June 30, 2016, our accumulated deficit totaled $551.0 million. We incurred a net loss attributable to common stockholders of $38.0 million for the six months ended June 30, 2016 compared to a net loss attributable to common stockholders of $18.8 million for the same period in 2015. The increase in net loss attributable to common stockholders for the six months ended June 30, 2016 was primarily due to the intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets were considered fully impaired and written-off during the three and six months ended June 30, 2016. For additional information, please refer to “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report. In addition, the increase in loss was also due to higher research and development expenses of $1.2 million due to greater activity related to the development of our product candidates and higher general and administrative expenses of $6.0 million primarily related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016, higher legal and regulatory compliance costs and accrued expenses related our Retention Payment Plan. We also recognized a non-cash $1.6 million deemed dividend related to the beneficial conversion feature on the Series D convertible preferred stock. The increases in net loss attributable to common stockholders were partially offset by a $6.9 million tax benefit related to the reversal of our deferred tax liability that was solely related to the indefinite-lived intangible asset that was written off due to the full impairment during the six months ended June 30, 2016. Additionally, we had lower non-cash expense from the change in the fair value of our warrant liability, which was zero for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015. The change in the fair value of our warrant liability was due to the expiration of our September 2010 warrants. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, including costs associated with conducting preclinical studies, clinical trials and manufacturing costs. These expenses primarily include external research and development expenses incurred pursuant to agreements with third-party manufacturing and contract research and clinical organizations; technology access and licensing fees related to the use of proprietary third-party technologies; and internal expenses associated with employee related costs, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. We recognize research and development expenses, including those paid to third parties, as they are incurred.

General and Administrative. General and administrative expense consists principally of salaries, benefits, share-based compensation expense and related costs for personnel in our executive, business development, finance, accounting, legal, human resources and information technology services functions. Other general and administrative expenses include professional fees for legal, consulting and accounting services, and allocation of our facility costs, which includes depreciation and amortization.

Intangible Asset Impairment. On May 5, 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to the protocell technology. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine, valued at $19.7 million, were considered fully impaired. $19.7 million was written-off and recorded as intangible asset impairment charge in our condensed consolidated statements of operations for the three and six months ended June 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when we acquired the protocell technology. The impairment charge did not result in any significant cash expenditures, or otherwise impact our liquidity or cash. For more information, see “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report.

Investment and Other Income (Expense) Net. Net investment and other income (expense) consisted of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of debt securities of U.S. government agencies, highly rated commercial paper, bank notes and corporate bonds.

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

Income tax (benefit) provision. Due to the $19.7 million impairment of indefinite-lived intangible assets, we reversed our deferred tax liability, which solely relates to the indefinite-lived intangible assets, and recorded a $6.9 million tax benefit in our condensed consolidated statements of operations for the three and six months ended June 30, 2016. For more information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2016 and June 30, 2015

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Operating expenses	$(30.5)	$(8.3)	$(43.5)	$(16.4)
Change in fair value of warrant liability - income (expense)	$—	$(2.6)	$—	$(2.5)
Income tax (benefit) provision	$(6.9)	$—	$(6.9)	$—
Deemed dividend on Series D convertible preferred stock	$(1.6)	$—	$(1.6)	$—
Net loss attributable to common stockholders	$(25.1)	$(10.9)	$(38.0)	$(18.8)

Operating expenses were higher for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the intangible asset impairment charge of $19.7 million during the three months ended June 30, 2016. For more information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. In addition, general and administrative expenses increased by $1.7 million primarily due to higher professional fees associated with legal and regulatory compliance expenses related to our Retention Payment Plan and an increase in research and development expenses of $0.7 million primarily due to greater activity related to the development of our product candidates.

Operating expenses were higher for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the intangible assets impairment charge of $19.7 million during the three months ended June 30, 2016. In addition, general and administrative expenses increased by $6.0 million due to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016, higher professional fees associated with legal and regulatory compliance, and expenses related our Retention Payment Plan. Research and development expenses also increased by $1.2 million primarily due to greater activity related to the development of our product candidates. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We also recognized a $6.9 million tax benefit during the three and six months ended June 30, 2016, upon the reversal of our deferred tax liability, which solely relates to the indefinite-lived intangible assets.

We incurred a net loss attributable to common stockholders of $25.1 million for the three months ended June 30, 2016 compared to a net loss attributable to common stockholders of $10.9 million for the three months ended June 30, 2015. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $22.2 million, partially offset by a $6.9 million tax benefit related to termination of the license agreement with STC.UNM during the three months ended June 30, 2016, a deemed dividend of $1.6 million related to the beneficial conversion feature on the Series D convertible preferred stock and lower non-cash expense from the change in the fair value of our warrant liability, which was zero for the three months ended June 30, 2016 compared to $2.6 million for the three months ended June 30, 2015. The change in the fair value of our warrant liability was due to the expiration of the September 2010 warrants.

We incurred a net loss attributable to common stockholders of $38.0 million for the six months ended June 30, 2016 compared to a net loss attributable to common stockholders of $18.8 million for the six months ended June 30, 2015. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $27.1 million and a deemed dividend of $1.6 million related to the beneficial conversion feature on the Series D convertible preferred stock, partially offset by a $6.9 million tax benefit related to termination of the license agreement with STC.UNM during the six months ended June 30, 2016 and lower non-cash expense from the change in the fair value of our warrant liability, which was zero for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015. The change in the fair value of our warrant liability was due to the expiration of the September 2010 warrants.

Income or expense associated with the change in fair value of the warrant liability is the result of the re-measurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. The change in fair value was due to the expiration of the warrants issued in connection with our September 2010 financing.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Research and development	$6.4	$5.7	$12.7	$11.5

Research and development expenses are related primarily to the development of our discovery research and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
External expenses[1]
Preclinical research expenses	$0.3	$0.5	$0.7	$1.0
Clinical development expenses	2.3	1.7	4.0	3.0
Manufacturing expenses	1.3	0.2	1.4	0.4
License Fees / Milestones	(1.1)	0.1	(0.9)	0.1

Total external expenses	2.8	2.5	5.2	4.5
All other expenses[2]	3.6	3.2	7.5	7.0

Total research and development	$6.4	$5.7	$12.7	$11.5

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.
[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

Research and development expenses incurred in the three months ended June 30, 2016 increased by $0.7 million, or 12.3%, compared to the three months ended June 30, 2015, due primarily to an increase in contract manufacturing expenses of $1.1 million, increases in clinical development expenses of $0.6 million related to contract clinical services associated with the ongoing clinical trials and increases in other expenses of $0.4 million. The increases were partially offset by decreases in preclinical research expenses of $0.2 million related to laboratory supplies and services and decreases in license fees of $1.2 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement.

Research and development expenses incurred in the six months ended June 30, 2016 increased by $1.2 million, or 10.4%, compared to the six months ended June 30, 2015, due primarily to an increase in contract manufacturing expenses of $1.0 million, increases in clinical development expenses of $1.0 million related to contract clinical services associated with the ongoing clinical trials and increase in other expense of $0.5 million. The increases were partially offset by decreases in preclinical research expenses of $0.3 million related to laboratory supplies and services and decreases in license fees of $1.0 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
General and administrative	$4.4	$2.6	$11.0	$5.0

The $1.8 million, or 69.2%, increase in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to an increase in salary and benefit expense of $1.1 million primarily related to the Retention Payment Plan, higher stock-based compensation and cost associated with the appointment of our new chief executive officer in April 2016. In addition, professional fees related to legal and regulatory compliance activities increased by $0.8 million. The increases were partially offset by a $0.4 million decrease in director compensation that was mostly due to the change in fair value of RSUs on re-measurement together with the grant and conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

The $6.0 million, or 120.0%, increase in general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an increase in salaries and benefits expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016 and $1.4 million in Retention Payment Plan expenses and cost associated with the appointment of our new CEO in April 2016. General and administrative expenses also increased due to professional fees of $1.3 million, which were primarily related to legal, patent and regulatory compliance activities. These increases were partially offset by a $0.7 million decrease in director compensation that was primarily related to change in fair value of RSUs on re-measurement together with the grant and conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Intangible Assets Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Intangible asset impairment	$(19.7)	$—	$(19.7)	$—

On May 5, 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets, valued at $19.7 million were considered fully impaired. $19.7 million was fully written-off and recorded as intangible asset impairment in our condensed consolidated statements of operations during the three and six months ended June 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when we acquired the protocell technology in connection with the acquisition of Alpine in 2014. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. During the three and six months ended June 30, 2015, no impairment charges were recorded in our condensed consolidated statements of operations.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$—	$(2.6)	$—	$(2.5)

There was no non-cash income or expense from the change in the estimated fair value of warrant liability for the three and six months ended June 30, 2016 due to the expiration of the warrants issued in connection with our September 2010 financing.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Income tax (benefit) provision	$(6.9)	$—	$(6.9)	$—

Due to the $19.7 million impairment of indefinite-lived intangible assets, we reversed our deferred tax liability, which solely relates to the indefinite-lived intangible assets, and recorded a $6.9 million tax benefit in our condensed consolidated statements of operations for the three and six months ended June 30, 2016. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report.

During the three and six months ended June 30, 2015, no income tax benefit or provision were recorded in our condensed consolidated statements of operations.

Deemed Dividend on Series D Convertible Preferred Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Deemed dividend on Series D convertible preferred stock	$(1.6)	$—	$(1.6)	$—

During the three and six months ended June 30, 2016, We recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. We immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance. We plan to accrete the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which will fall within the third quarter of 2016. The non-cash dividend of $1.6 million was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations.

During the three and six months ended June 30, 2015, no deemed dividend related to convertible preferred stock were recorded in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $51.0 million and short-term investments of $29.9 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from June 30, 2016. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $51.0 million as of June 30, 2016 compared to $27.9 million as of December 31, 2015, an increase of $23.1 million, or 82.8%. The increase was the result of net proceeds of $43.2 million from our June 2016 financing offset by cash used to fund our operations of $18.7 million and net investment purchases of $1.4 million.

As of June 30, 2016, our working capital (defined as current assets less current liabilities) was $75.6 million compared to $53.2 million as of December 31, 2015, an increase of $22.4 million, or 42.1%. The increase in working capital was primarily attributable to a net increase in cash and cash equivalents and short-term investments of $24.5 million, partially offset by an increase in current liabilities of $1.5 million and a decrease in prepaid and other current assets of $0.6 million.

On June 28, 2016, we closed an underwritten public offering of 40,250,000 shares of our common stock at a price to the public of $0.80 per share for gross proceeds of $32.2 million. The shares include 5,250,000 shares of common stock sold pursuant to the over-allotment option granted by us to the underwriters, which option was exercised in full. In addition, we closed a registered direct offering of 17,250 shares of our Series D convertible preferred stock at a price of $800.00 per share directly to affiliates of BVF for gross proceeds of $13.8 million. Each share of Series D convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $46.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $2.8 million, were approximately $43.2 million.

On February 11, 2015, we closed concurrent but separate underwritten offerings of 13,500,000 shares of our common stock at a price to the public of $1.50 per share, for gross proceeds of approximately $20.3 million and 1,333 shares of our Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. Each share of Series B convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, we also granted the underwriters a 30-day option to purchase 2,025,000 additional shares of our common stock. On February 18, 2015, we closed a partial exercise of the underwriter’s option to purchase 1,199,660 additional shares of our common stock, at a price to the public of $1.50 per share, less underwriting discounts and commissions, which resulted in net proceeds to us of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $1.6 million, were approximately $22.4 million.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $18.7 million for the six months ended June 30, 2016, compared to $15.6 million for the six months ended June 30, 2015. The increase was attributable primarily to an increase in general and administrative expenses and research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $1.4 million for the six months ended June 30, 2016, compared to $4.5 million for the six months ended June 30, 2015. This change was attributable primarily to lower purchases of investments, net of redemption, of $1.4 million for the six months ended June 30, 2016 as compared to $4.0 million for the six months ended June 30, 2015, and a decrease in purchases of property and equipment of $0.5 million during the six months ended June 30, 2016 compared to the same period in 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $43.3 million during the six months ended June 30, 2016, which consisted primarily of $43.2 million of net proceeds from our June 2016 underwritten common stock and registered direct Series D convertible preferred stock offerings. Net proceeds from our common stock offering were $29.8 million and net proceeds from our Series D convertible preferred stock offering were approximately $13.4 million.

Cash provided by financing activities was $22.5 million during the six months ended June 30, 2015, which consisted of net proceeds of $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$1,609	$657	$952	$—	$—

In May 2008, we entered into a lease for an office and laboratory facility in Seattle, Washington totaling approximately 17,000 square feet. The lease provides for a base monthly rent of $47,715, increasing to $52,259 in 2018. We also have entered into operating lease obligations through May 2018 for certain office equipment.

In addition to the obligations described above, under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for licensing fees and royalties, as well as contingent payments if certain milestones (as defined in the agreements) have been achieved. The achievement of milestones is subject to numerous factors, and we cannot predict when or if such milestones will be achieved. For additional detail concerning the financial terms of our licensing arrangements, please refer to “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this quarterly report.

As of June 30, 2016, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments. $1.5 million in time-based milestones for license fees associated with our agreement with STC.UNM were reversed during the three and six months ended June 30, 2016 in connection with our termination of the STC.UNM license agreement. No other license fees or milestones were achieved or quantifiable.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $80.9 million and $56.4 million as of June 30, 2016 and December 31, 2015, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2016 and sustained throughout the period ended June 30, 2016, would result in a decline in investment income of approximately $34,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. On or about March 21, 2016, Brian B. Sand & Zachary B. Sand Joint Trust commenced a civil action in the United States District Court for the Northern District of California against Mark Lampert, Biotechnology Value Fund, L.P. and related entities (collectively, BVF) and us pursuant to Section 16(b) of the Securities Exchange Act of 1934 to recover, on behalf of the Company, short-swing insider trading profits alleged to have been realized by BVF as statutory insiders. The Company is a nominal defendant named as a necessary party but no allegations of wrongdoing are made against it and no relief is sought from the Company. There are no other material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse to the Company or such subsidiary.

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

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. For example, preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody, varlilumab, did not demonstrate sufficient activity to move forward with the program. We, therefore, decided not to continue this trial and, in February 2016, we terminated our collaboration agreement with Celldex. The ongoing or future trials for ONT-380 and our preclinical research and development of our Chk1 kinase inhibitor may fail to demonstrate that these product candidates are sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including ONT-380 or our Chk1 kinase inhibitor.

There is no assurance that ONT-380 will be safe, effective or receive regulatory approval.

ONT-380 is a mid-stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that ONT-380 is effective in treating HER2+breast cancer or associated brain metastases or may indicate safety profile concerns not indicated by earlier clinical data. In December 2014, we announced that interim data from our ongoing Phase 1b combination trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Updates to some of these data were announced in May 2015, December 2015 and June 2016 and provided further preliminary evidence of clinical activity and tolerability, including brain metastases. Based upon this data, we commenced our Phase 2 clinical trial of ONT-380 in February 2016 and are continuing that trial. However, none of these trials are yet complete, and even if final Phase 1 data are encouraging, the results from the Phase 2 clinical trial and any later clinical trials may not indicate a favorable safety and efficacy profile for ONT-380 or may otherwise fail to support continued development of this product candidate.

If the results of the current Phase 1b and Phase 2 ONT-380 trials, or of future ONT-380 trials, do not indicate a favorable safety and efficacy profile for ONT-380, or otherwise fail to support the continued development of ONT-380, a substantial decline in the price of our common stock could result. There can be no assurance as to whether we will be able to successfully develop and commercialize ONT-380.

Our development program for our Chk1 kinase inhibitor is at a very early stage, and it may not be successful or warrant further internal investment.

Our development efforts for our Chk1 kinase inhibitor are at a very early stage. We have not yet completed any IND-enabling preclinical studies for our Chk1 kinase inhibitor program, and future research and preclinical development of our Chk1 kinase inhibitor may not indicate that our Chk1 kinase inhibitor successfully inhibits tumor growth. If our preclinical research and development efforts do not support further development of our Chk1 kinase inhibitor, we may suspend such development activities.

Our pipeline as a whole is subject to the inherent risks of mid stage pharmaceutical development and our business is highly dependent on the success of ONT-380.

As a function of their development stage, preclinical programs and product candidates in clinical development are inherently subject to a high degree of risk. Research programs to identify new product candidates require substantial technical, financial and human resources. Because our current product pipeline is comprised of technologies in research stage, pre-clinical development and a product candidate in Phase 1b and 2 clinical trials, our business is heavily subject to the risks of mid stage pharmaceutical development.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of June 30, 2016, our accumulated deficit was approximately $551.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We may encounter delays if we are unable to enroll enough patients to timely complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the ability to enroll sites, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, and competition for patients in completing trials. Moreover, when one product candidate is evaluated in multiple clinical trials, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues or raise capital to fund our operations. To enroll patients, we may have to seek additional clinical sites which cause additional expense and time with no guarantee of recruiting patients to our trials.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

We are currently conducting two Phase 1b trials and a Phase 2 trial for ONT-380 and preclinical research and development of our Chk1 kinase inhibitor. There can be no assurance that these and future studies and trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

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

We currently rely on third-party manufacturers and other third parties to manufacture, package and supply our product candidates. Any disruption in production, inability of these third parties to produce adequate, satisfactory quantities to meet our needs or other impediments with respect to development, manufacturing and supply could adversely affect our ability to continue our research and development activities or successfully complete pre-clinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

We are responsible for the manufacturing, labeling and packaging of ONT-380, which we outsource to third parties. Manufacture and supply of drug products such as ONT-380 is a complex process involving multiple steps and multiple manufacturers and service providers. If our third-party manufacturers cease or interrupt production, if our third-party manufacturers and other service providers fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such interruptions could substantially delay progress on our programs or impact clinical trial drug supply, with the potential for additional costs and a material adverse effect on our business, financial condition and results of operations.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, third-party manufacturers may need to increase manufacturing capacity, which may require the manufacturers to fund capital improvements to support the scale up of manufacturing and related activities. With respect to our product candidates, we may be required to provide all or a portion of these funds. Third-party manufacturers may not be able to successfully increase manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Manufacturers of our products and related service providers must comply with cGMP requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and related service providers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ or service providers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, or restrictions on the use of products produced, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ or other service providers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates, the development and commercialization of our product candidates may be delayed and there may be a shortage in supply, which may prevent successful commercialization of our products.

Pre-clinical and clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

We are currently conducting Phase 1b clinical trials and a Phase 2 clinical trial for ONT-380. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

We rely on third parties, such as contract research and clinical organizations, medical institutions, clinical investigators and contract laboratories, to assist in conducting our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payer paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of our product candidates. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize ONT-380. Acquisitions, collaborations and in-licenses involve numerous risks, including:

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

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and it is possible that others will independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets and confidential information. We require each of our employees and consultants to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. However, it is possible that these agreements will not provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.

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

Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is averse to us, third parties may be able to use the challenged technologies without payment to us. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. There is no assurance that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. We expect any product candidate that we commercialize on our own or with a collaboration partner will compete with existing, market-leading products and products in development. The following is a landscape view of known marketed products or programs in development for our pipeline programs:

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a selling, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. We may not be able to enter into such arrangements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

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

On March 28, 2016, our board of directors appointed Scott Myers as our President and Chief Executive Officer, effective as of April 4, 2016. We are experiencing a transitional period as Mr. Myers becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business and development strategy and could have a material adverse effect on our business. Any changes in business and development strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively, and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of research and development operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new chief executive officer, we may be unable to successfully manage our research and development efforts, and our business could suffer as a result.

If we lose key personnel, or we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it will be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends in large part upon our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel. In addition, future growth will require us to continue to implement and improve our managerial, operational and financial systems, and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. Any difficulties in hiring or retaining key personnel or managing this growth could disrupt our operations. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. Due to our limited resources, recent leadership changes, and the intense competition for qualified personnel, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. For example, we experienced significant volatility following a release regarding our Phase 1b studies of ONT-380 in December 2015. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results of pre-clinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

•	public concern as to the safety of products developed by us or others;

•	our ability to execute the business strategies of our new chief executive officer;

•	technological innovations or new therapeutic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	general market conditions in our industry or in the economy as a whole;

•	comments by securities analysts;

•	comments made on social media platforms, including blogs, websites, message boards and other forms of Internet-based communications;

•	difficulty with the market interpreting and understanding complex data;

•	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•	the incurrence of debt; and

•	political instability, natural disasters, war and/or events of terrorism.

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

We expect that we will seek to raise additional capital from time to time in the future. For example, in June 2016 we sold 40,250,000 shares of our common stock in an underwritten public offering and 17,250 shares of our Series D convertible preferred stock in a registered direct offering.

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

Several stockholders own a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with your interests as a stockholder.

As of June 30, 2016, BVF Inc. and its affiliates (BVF) and Baupost, Inc. collectively held combined voting power over approximately 32% of the outstanding shares of our common stock. Additionally, BVF holds shares of our preferred stock convertible into up to 32,583,000 additional shares of our common stock. As a result of their respective ownership positions, BVF and Baupost each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, pursuant to a letter agreement we entered into with BVF in January 2016, BVF nominated two new members to our board of directors, one of which is the President of BVF who beneficially owns the shares held by BVF. We also have two other shareholders who collectively own approximately 13% of the outstanding shares of our common stock. As a result, of this concentration of ownership, these stockholders; in particular BVF and Baupost, may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares and investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our September 2014, February 2015 and June 2016 public offerings, we issued 10,000 shares of Series A convertible preferred stock, 1,333 shares of Series B convertible preferred stock and 17,250 shares of Series D convertible preferred stock, respectively, each share of which is convertible into 1,000 shares of the Company’s common stock, subject to certain ownership restrictions. Concurrently but separate from the February 2015 offering, we entered into an exchange agreement with certain affiliates of BVF to exchange 4,000,000 shares of common stock previously purchased by BVF for 4,000 shares of Series B convertible preferred stock. In May 2015, we entered into an exchange agreement with certain affiliates of BVF to exchange 7,500,000 shares of common stock previously purchased by BVF for 7,500 shares of Series C convertible preferred stock, and in June 2016 we sold 17,250 shares of our Series D convertible preferred stock to BVF in a registered direct offering. Shares of our Series A, Series B, Series C and Series D preferred stock are convertible into common stock on a 1-for-1,000 basis. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

Our management has broad discretion over the use of proceeds from the sale of shares of our common and preferred stock and may not use such proceeds in ways that increase the value of our stock price.

In our June 2016 public offering, we sold 40,250,000 shares of common stock and 17,250 shares of Series D convertible preferred stock for net proceeds of approximately $43.2 million. We have broad discretion over the use of proceeds from the sale of those shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 9, 2016).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 28, 2016).

4.1	Specimen Series D Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 28, 2016).

10.1	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33883) filed on May 19, 2016).

10.2	Sales Agreement, dated as of June 2, 2016, between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-33883) filed on June 2, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33883) filed on June 23, 2016).

10.4	2016 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement (File No. 001-33882), filed on May 6, 2016).

10.5	Form of Stock Option Agreement under the 2016 Equity Incentive Plan.

10.6	Form of Restricted Share Unit Agreement under the 2016 Equity Incentive Plan.

10.7	Form of Restricted Share Unit Agreement (Non-Employee Director) under the 2016 Equity Incentive Plan.

31.1	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADIAN THERAPEUTICS, INC.

Date: August 8, 2016	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 9, 2016).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 28, 2016).

4.1	Specimen Series D Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33882) filed on June 28, 2016).

10.1	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33883) filed on May 19, 2016).

10.2	Sales Agreement, dated as of June 2, 2016, between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-33883) filed on June 2, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33883) filed on June 23, 2016).

10.4	2016 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement (File No. 001-33882), filed on May 6, 2016).

10.5	Form of Stock Option Agreement under the 2016 Equity Incentive Plan.

10.6	Form of Restricted Share Unit Agreement under the 2016 Equity Incentive Plan.

10.7	Form of Restricted Share Unit Agreement (Non-Employee Director) under the 2016 Equity Incentive Plan.

31.1	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.