Form 10-Q
period 2016-09-30
Cascadian Therapeutics, Inc.
filed 2016-11-07
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 7, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 135,310,441.

CASCADIAN THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$16,552	$27,850
Short-term investments	55,086	28,510
Accounts and other receivables	289	200
Prepaid and other current assets	1,168	1,418

Total current assets	73,095	57,978
Property and equipment, net	1,323	1,845
Indefinite-lived intangible assets	—	19,738
Goodwill	16,659	16,659
Other assets	749	354

Total assets	$91,826	$96,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$741	$439
Accrued and other liabilities	2,662	2,689
Accrued compensation and related liabilities	3,160	1,522
Current portion of restricted share unit liability	803	145

Total current liabilities	7,366	4,795
Other liabilities	135	743
Restricted share unit liability	—	363
Deferred tax liability	—	6,908
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2016 and December 31, 2015; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of September 30, 2016 and December 31, 2015; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015; Series D Convertible Preferred Stock – 17,250 shares and zero shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively

	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 135,310,441 shares and 94,961,859 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	353,860	353,856
Additional paid-in capital	297,322	249,572
Accumulated deficit	(561,822)	(514,629)
Accumulated other comprehensive loss	(5,065)	(5,064)

Total stockholders’ equity	84,295	83,735

Total liabilities and stockholders’ equity	$91,826	$96,574

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Operating expenses
Research and development	$7,281	$5,122	$19,998	$16,581
General and administrative	3,511	2,100	14,509	7,057
Intangible asset impairment	—	—	19,738	—

Total operating expenses	10,792	7,222	54,245	23,638

Loss from operations	(10,792)	(7,222)	(54,245)	(23,638)

Other income (expenses)
Investment and other income, net	19	25	144	60
Change in fair value of warrant liability	—	2,578	—	128

Total other income (expenses), net	19	2,603	144	188

Loss before income taxes	(10,773)	(4,619)	(54,101)	(23,450)
Income tax (benefit) provision	—	—	(6,908)	—

Net loss	$(10,773)	$(4,619)	$(47,193)	$(23,450)

Deemed dividend related to beneficial conversion feature on Series D convertible preferred stock	(989)	—	(2,588)	—

Net loss attributable to common stockholders	$(11,762)	$(4,619)	$(49,781)	$(23,450)

Net loss per share—basic and diluted	$(0.09)	$(0.05)	$(0.46)	$(0.24)

Shares used to compute basic and diluted net loss per share	135,310,441	94,914,536	108,957,618	97,184,183

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(10,773)	$(4,619)	$(47,193)	$(23,450)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(30)	20	(1)	44

Other comprehensive income (loss)	(30)	20	(1)	44

Comprehensive loss	$(10,803)	$(4,599)	$(47,194)	$(23,406)

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(47,193)	$(23,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	483	454
Amortization of premiums and accretion of discounts on securities	139	276
Share-based compensation expense	4,520	2,100
Change in fair value of warrant liability	—	(128)
Cash settled on conversion of restricted share units	(20)	(94)
Intangible assets impairment	19,738	—
Income tax (benefit) provision	(6,908)	—
Other	65	(7)
Net change in assets and liabilities:
Accounts and other receivables	(40)	(3)
Prepaid expenses and other current assets	250	425
Other long term assets	(395)	20
Accounts payable	302	(300)
Accrued and other liabilities	(27)	(639)
Accrued compensation and related liabilities	1,638	(140)
Deferred rent	(608)	(84)

Net cash used in operating activities	(28,056)	(21,570)

Cash flows from investing activities
Purchases of investments	(74,000)	(48,407)
Redemption of investments	47,284	63,021
Purchases of property and equipment, net	(74)	(739)

Net cash provided by (used) in investing activities	(26,790)	13,875

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	29,823	20,609
Proceeds from issuance of convertible preferred stock, net of issuance cost	13,458	1,863
Proceeds from exercise of stock options	42	33
Recovery of related party short-swing profits	225	—

Net cash provided by financing activities	43,548	22,505

Increase (decrease) in cash and cash equivalents	(11,298)	14,810
Cash and cash equivalents, beginning of period	27,850	10,454

Cash and cash equivalents, end of period	$16,552	$25,264

Supplemental disclosures of non-cash investing and financing activities:
Accretion on Series D convertible preferred stock associated with beneficial conversion feature	$2,588	$—

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2016 and September 30, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Cascadian Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company incorporated in the State of Delaware on September 7, 2007 and is listed on the NASDAQ Global Select Market under the ticker symbol “CASC”. The Company is focused primarily on the development of targeted therapeutic products for the treatment of cancer. The Company’s goal is to develop and commercialize compounds that have the potential to improve the lives and outcomes of cancer patients. The Company’s operations are not subject to any seasonality or cyclicality factors.

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2016 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2016. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2016	$31	$(5,066)	$(5,035)
Current period other comprehensive loss	(30)	—	(30)

Balance at September 30, 2016	$1	$(5,066)	$(5,065)

	Three months ended September 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1, 2015	$(1)	$(5,066)	$(5,067)
Current period other comprehensive income	20	—	20

Balance at September 30, 2015	$19	$(5,066)	$(5,047)

	Nine months ended September 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2016	$2	$(5,066)	$(5,064)
Current period other comprehensive loss	(1)	—	(1)

Balance at September 30, 2016	$1	$(5,066)	$(5,065)

	Nine months ended September 30, 2015
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2015	$(25)	$(5,066)	$(5,091)
Current period other comprehensive income	44	—	44

Balance at September 30, 2015	$19	$(5,066)	$(5,047)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance requires application using a retrospective transition method and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating any impact this guidance may have on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The guidance will change how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$12,014	$—	$—	$12,014	$9,199	$—	$—	$9,199
Debt securities of U.S. government agencies	—	44,371	—	44,371	—	31,507	—	31,507
Corporate bonds	—	10,715	—	10,715	—	9,502	—	9,502

	$12,014	$55,086	$—	$67,100	$9,199	$41,009	$—	$50,208

Financial liabilities:
Restricted share units	$803	$—	$—	$803	$508	$—	$—	$508

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and nine month period ended September 30, 2016.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, warrant liabilities and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of September 30, 2016 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months but less than five years from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from a third-party pricing service. The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2016
Cash	$4,538	$—	$—	$4,538
Money market funds	12,014	—	—	12,014
Debt securities of U.S. government agencies	44,363	9	(1)	44,371
Corporate bonds	10,722	1	(8)	10,715

Total	$71,637	$10	$(9)	$71,638

As of December 31, 2015
Cash	$6,152	$—	$—	$6,152
Money market funds	9,199	—	—	9,199
Debt securities of U.S. government agencies	31,511	3	(7)	31,507
Corporate bonds	9,496	7	(1)	9,502

Total	$56,358	$10	$(8)	$56,360

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of September 30, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$67,099	$67,100	$50,206	$50,208

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine Biosciences, Inc. (Alpine) were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016. The indefinite-lived intangible assets represented the value assigned to in-process research and development when the Company acquired the protocell technology. Additionally, as a result of the impairment, the deferred tax liability, which solely relates to the indefinite-lived intangible assets was reversed, resulting in a federal tax benefit of $6.9 million during the nine months ended September 30, 2016. See “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information. The impairment charge did not result in any significant cash expenditures or otherwise impact the Company’s liquidity or cash.

7.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C and D convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three and nine months ended September 30, 2016, were the same, since all potentially dilutive shares were anti-dilutive.

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	10,824,255	7,325,000	10,824,255	7,325,000
Warrants	5,048,701	8,230,848	5,048,701	8,230,848
Convertible preferred stock (as converted to common stock):
Series A	10,000,000	10,000,000	10,000,000	10,000,000
Series B	5,333,000	5,333,000	5,333,000	5,333,000
Series C	7,500,000	7,500,000	7,500,000	7,500,000
Series D	17,250,000	—	17,250,000	—
Non-employee director restricted share units	489,669	228,943	489,669	228,943
Employee stock purchase plan	37,152	15,761	37,152	15,761

8.	EQUITY

Proposal for Reverse Stock Split

On October 4, 2016, the Company issued a press release announcing that its board of directors approved a plan that includes both a reverse split of the Company’s common stock to increase its share price and a reduction in the number of authorized and outstanding shares. The Company plans to hold a special meeting on November 18, 2016 at its headquarters to obtain stockholder approval of the reverse split, proposed at a ratio of not less than 1-for-4 and not greater than 1-for-10, with the exact ratio to be set within that range by the Company’s board of directors before December 31, 2016, and to reduce the total authorized shares of the Company’s common stock by two times (2x) the reverse split ratio.

June 2016 Financing

Common Stock

On June 28, 2016, the Company closed an underwritten public offering of 40,250,000 shares of its common stock at a price to the public of $0.80 per share for gross proceeds of $32.2 million. The shares included 5,250,000 shares of common stock sold pursuant to the option granted by the Company to the underwriters to purchase additional shares, which was exercised in full.

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

Aggregate gross proceeds from the June 2016 offerings were $46.0 million. Aggregate net proceeds from the June 2016 offerings, after underwriting discounts, commissions and other expenses of $2.7 million, were approximately $43.3 million.

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

The Company recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. The Company immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance during the second quarter of 2016. The Company accreted the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which fell within the third quarter of 2016. The non-cash deemed dividends of $1.0 million and $2.6 million were recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and were used in determining the net loss applicable to common stockholders in the consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

“At-the-Market” Equity Offering Program

On June 2, 2016, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. Sales under the ATM are limited by the greater of (i) the number of shares that are available to be issued or (ii) $50 million. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. No shares had been sold under the Sales Agreement as of September 30, 2016.

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

As of September 30, 2016, equity-classified warrants to purchase a total of 5,048,701 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and nine months ended September 30, 2016 and September 30, 2015. No liability-classified warrants were outstanding as of September 30, 2016.

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

As of September 30, 2016, warrants to purchase 5,048,701 shares of common stock were outstanding and classified as equity.

Liability-Classified Warrants

Liability-classified warrants consist of warrants which were issued in conjunction with an equity financing in September 2010. The warrants issued in September 2010 were classified as liabilities, as opposed to equity, due to potential cash settlements upon the occurrence of certain transactions specified in the warrant agreement. The warrants issued from the September 2010 financing expired on October 12, 2015. None of the liability-classified warrants were outstanding as of September 30, 2016.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. The change in the estimated fair value of such warrants is recorded in the condensed consolidated statement of operations as other income (expenses) by using the Black-Scholes option-pricing model.

The fair value of the warrant liability and the changes in its fair value during the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three months ended September 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$—	$2,578
Change in fair value of warrant liability included in:
Other expense (income)	—	(2,578)

Balance at the end of period	$—	$—

	Nine months ended September 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$—	$128
Change in fair value of warrant liability included in:
Other expense (income)	—	(128)

Balance at the end of period	$—	$—

10.	SHARE-BASED COMPENSATION

2016 Equity Incentive Plan

On June 23, 2016, the Company’s stockholders approved a new 2016 Equity Incentive Plan (the 2016 EIP). As of that date, the Company ceased granting options under its Amended and Restated Share Option Plan (the Option Plan), ceased granting restricted shares units under its Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. 7,205,430 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 6,300,000 shares available for awards under the 2016 EIP plus 497,302 and 408,128 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that are now available for issuance under the 2016 EIP. All grants under the 2016 EIP may have a term up to ten years from the date of grant. Vesting schedules are determined by the compensation committee of the board of directors or its designee when each award is granted. During the three and nine months ended September 30, 2016, the Company granted 140,800 stock options under the 2016 EIP. No stock options were exercised under the 2016 EIP during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, the Company granted zero RSUs and 326,082 RSUs with a fair value of $300,000 under the 2016 EIP, respectively.

Option Plan

Under the Option Plan, a maximum fixed reloading percentage of 10% of the issued and outstanding common stock of the Company could be granted to employees, directors and service providers. On June 23, 2016, the stockholders approved the 2016 EIP and the Company ceased granting options under the Option Plan. Options granted under the Option Plan prior to January 2010 began vesting after one year from the date of grant, are exercisable in equal amounts over four years on the anniversary date of the grant, and expire eight years following the date of grant. Options granted to employees under the Option Plan after January 2010 vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire eight years following the date of grant. Due to the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the Option Plan were transferred to the 2016 EIP plan leaving no shares of common stock available for future grant under the Option Plan.

During the three months ended September 30, 2016 and September 30, 2015, the Company granted zero and 2,520,500 stock options under the Option Plan, respectively. During the nine months ended September 30, 2016 and September 30, 2015, the Company granted 1,878,100 and 2,541,500 stock options under the Option Plan, respectively. No stock options were exercised during the three and nine months ended September 30, 2016. 5,437 and 19,437 stock options were exercised during the three and nine months ended September 30, 2015, respectively.

Inducement Grant

On April 4, 2016, the Company made an inducement stock option grant (Inducement Grant). Options granted under the Inducement Grant vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire ten years following the date of grant. During the three and nine months ended September 30, 2016, the Company granted zero and 2,848,855 stock options, respectively. No stock options were exercised during the three and nine months ended September 30, 2016.

Stock-based compensation expense under the 2016 EIP, Option Plan and Inducement Grant was $0.5 million in each of the three months ended September 30, 2016 and September 30, 2015. Stock compensation expense was $4.1 million and $1.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The stock compensation expense during the nine months ended September 30, 2016 included the acceleration of share-based compensation expense related to the retirement of the Company’s former chief executive officer in January 2016.

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	74.05%	72.10%	74.67%	72.14%
Risk-free interest rate	1.34%	1.63%	1.42%	1.63%
Expected life of options (in years)	6.20	6.00	6.22	6.00

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

Restricted Share Unit Plan

The RSU Plan was established in 2005 for non-employee directors. On June 23, 2016, the stockholders approved the 2016 EIP and the Company ceased granting RSUs under the RSU Plan.

The RSU Plan provided for grants to be made from time to time by the board of directors or a committee thereof. Each restricted stock unit (RSU) granted was made in accordance with the RSU Plan and terms specific to that grant. Outstanding RSUs under the RSU Plan have a vesting term of two years. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash upon vesting without any further consideration payable to the Company in respect thereof.

On June 6, 2014, the Company’s stockholders approved an increase of 500,000 shares in the number of shares of the Company’s common stock reserved for issuance under the RSU Plan. The Company granted 71,225 RSUs with a fair value of approximately $250,000 and 163,587 RSUs with a fair value of $550,000 during the three and nine months ended September 30, 2015, respectively. Zero and 65,356 shares were issued upon conversion of RSUs for the three and nine months ended September 30, 2016, respectively. 17,341 and 97,848 shares were issued upon conversion of RSUs during the three and nine months ended September 30, 2015, respectively.

Upon the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan became available for issuance under the 2016 EIP plan and the Company ceased granting RSUs under the RSU Plan.

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

The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in $0.3 million and $0.4 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in an additional $29,000 and $0.7 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 900,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2016, expense related to this plan was $25,014 and $93,707, respectively. For the three and nine months ended September 30, 2015, expense related to this plan was $39,574 and $64,750, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended September 30, 2016 and September 30, 2015. The Company issued 49,566 shares to employees during the nine months ended September 30, 2016 and 34,338 shares during the nine months ended September 30, 2015. There are 483,440 shares reserved for future issuances under the ESPP as of September 30, 2016.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of September 30, 2016, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participates in the Retention Plan and (i) remains continuously employed by the Company through the Retention Date or (ii) has been terminated by the Company other than for cause prior to the Retention Date, and (iii) signs a general release of claims shall be paid a lump-sum cash payment as determined on an individual basis. If such employee’s service is terminated for cause or the employee voluntarily resigns prior to the Retention Date, no such payments shall be made. As of September 30, 2016, if all employees who participate in the Retention Plan stay continuously employed through the Retention Date, expenses related to this plan are expected to be approximately $2.5 million. An expense of $0.5 million and $1.9 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, $1.7 million was accrued in compensation and related liabilities.

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

Array BioPharma, Inc.

On December 11, 2014, the Company entered into a License Agreement (the License Agreement) with Array BioPharma Inc. (Array). Pursuant to the License Agreement, Array granted the Company an exclusive license to develop, manufacture and commercialize tucatinib (previously known as ONT-380), an orally active, reversible and selective small-molecule HER2 inhibitor.

Under the terms of the License Agreement, the Company paid Array an upfront fee of $20 million, which was recorded as part of research and development expense upon initiation of the exclusive license agreement. In addition, if the Company sublicenses rights to tucatinib to a third party, the Company will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of tucatinib at the time of the sublicense. If the Company is acquired within three years of the effective date of the License Agreement, and tucatinib has not been sublicensed to another entity prior to such acquisition, then the acquirer will be required to make certain milestone payments of up to $280 million to Array, which are primarily based on potential tucatinib sales. Array is also entitled to receive up to a double-digit royalty based on net sales of tucatinib.

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology. The agreement provided for a mutual release of claims and payment of a termination and license fee totaling $325,000. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when the Company acquired the protocell technology. The Company also recognized a $6.9 million tax benefit during the nine months ended September 30, 2016, upon the reversal of its deferred tax liability, which solely relates to the indefinite-lived intangible assets. In addition, $1.5 million of previously recorded time-based milestones for license fees associated with the STC.UNM license agreement was reversed from research and development expenses during nine months ended September 30, 2016. The impairment charge did not result in any significant future cash expenditures, or otherwise impact the Company’s liquidity or cash. See the “Note 6 – Intangible Asset Impairment” and “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information.

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

During the nine months ended September 30, 2016, the Company recorded an income tax benefit of $6.9 million due to the reversal of its deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. Otherwise, due to projected losses for 2016 and a history of losses, the Company has not recorded an additional income tax benefit for the three and nine months ended September 30, 2016 and has recognized a valuation allowance on all its deferred tax assets.

Due to projected and actual losses for the year ended December 31, 2015, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and nine months ended September 30, 2015. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the Condensed Consolidated Balance Sheets as of September 30, 2015.

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

Mr. Scott Myers, the Company’s President, Chief Executive Officer and a member of the board of directors, purchased 62,500 shares of the Company’s common stock in the June 2016 public underwritten offering and 45,000 shares of the Company’s common stock in August 2016.

In January 2016, the Company appointed Mr. Mark Lampert as a member of the board of directors as a Class I director of the Company. Mr. Lampert is an affiliate of BVF.

In January 2016, the Company appointed Dr. Gwen Fyfe as a member of the board of directors as a Class III director of the Company. Dr. Fyfe is also a consultant to the Company.

Recovery of Stockholder Short-Swing Profit

In August 2016, the Company received a payment of $0.2 million from a related-party stockholder in settlement of a short-swing profit claim under Section 16(b) of the Securities Exchange Act of 1934. The Company recognized these proceeds as a capital contribution from a stockholder, and recorded it as an increase to additional paid-in capital in its Condensed Consolidated Balance Sheets as of September 30, 2016.

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

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies;

•	our ability to develop and commercialize tucatinib;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful development, marketing, distribution and commercialization of our product candidates and/or approved products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel targeted compounds that have the potential to improve the lives and outcomes of cancer patients. In June 2016, we changed our name to Cascadian Therapeutics, Inc. from Oncothyreon Inc. The change underlies our shift in focus to targeted therapeutics from cancer vaccines. Our lead clinical-stage product candidate is tucatinib (previously known as ONT-380), an orally active and selective small-molecule HER2 inhibitor. We are also developing a Chk1 kinase inhibitor that is currently in preclinical development.

Tucatinib is a potent and selective small molecule inhibitor of HER2, also known as ErbB2, a receptor tyrosine kinase that is over-expressed in approximately 20% of breast cancers. In addition to breast cancer, HER2 is overexpressed in other malignancies, including subsets of bladder, cervical, colorectal, esophageal, gastric, lung and ovarian cancers. We are developing tucatinib for the treatment of HER2-positive (HER2+) metastatic breast cancer. Over-expression of HER2 in breast cancer has been associated historically with increased mortality in early stage disease, decreased time to relapse, and increased incidence of metastases. The introduction of HER2-targeted therapies, including antibody-based therapies and the small molecule tyrosine kinase inhibitor, lapatinib, has led to improvement in the outcomes of patients with HER2+ cancer. Unlike lapatinib, tucatinib selectively inhibits HER2. This selectivity may improve drug tolerability by reducing Grade 3 (severe) diarrhea and skin rash. We have an exclusive license agreement with Array BioPharma Inc. (Array) to develop, manufacture and commercialize tucatinib. We are currently conducting two Phase 1b trials of tucatinib, one in combination with Kadcyla® (ado-trastuzumab emtansine or T-DM1) and another in combination with Xeloda® (capecitabine) and/or Herceptin® (trastuzumab). Interim data from these trials has indicated these drug combinations are well tolerated and may provide clinical activity in heavily pretreated patients, with and without brain metastases. In addition, we are enrolling patients in our HER2CLIMB phase 2 trial, a randomized, placebo-controlled study of tucatinib in combination with trastuzumab and capecitabine in HER2+ metastatic breast cancer patients with and without brain metastases.

In June 2016, we presented updated safety and activity data from our combination trial of tucatinib with T-DM1 at the American Society of Clinical Oncology meeting. Data from this combination showed the majority of adverse events (AE) were Grade 1 out of a scale from Grade 1 to Grade 5. Most patients who required a dose reduction of tucatinib maintained disease control at the lower dose. The median progression free survival (mPFS) in the combination of tucatinib and T-DM1 was 8.2 months and overall response rate (ORR) was 47% at the time of data analysis. Many of the patients with brain metastases in the study had long-term control of both brain metastases and systemic disease. Progression-free survival in the 30 patients with brain metastases was similar to patients without brain metastases. There were no patients without brain metastases at baseline who developed new clinically apparent brain metastases while on the study.

On June 14, 2016 we presented updated data from our Phase 1b clinical trial combining tucatinib with trastuzumab and capecitabine at our R&D Day held in New York. In this combination trial, the majority of adverse events were Grade 1, with most patients being able to continue on the full dose of tucatinib. Grade 3 diarrhea was infrequent without a requirement for prophylactic anti-diarrheal medicine. The ORR was 58% and the interim mPFS was 6.3 months, with many patients still active on study at the time of the data analysis. Outcomes in patients with brain metastases were similar to patients without brain metastases. On October 10, 2016, we presented data from our on-going combination trial of tucatinib with trastuzumab and capecitabine at the European Society of Clinical Oncology (ESMO) demonstrating clinical activity in HER2+ metastatic lesions to the skin. These data supported our on-going Phase 2 trial in this combination, known as HER2CLIMB, which we began in February 2016.

HER2CLIMB, is a phase 2 randomized, placebo-controlled study of tucatinib in combination with trastuzumab and capecitabine in HER2+ metastatic breast cancer patients with and without brain metastases. The Phase 2 trial will enroll approximately 180 patients at sites in the US, Canada and select countries in Western Europe. In June 2016, we received Fast Track designation from the U.S. Food and Drug Administration (FDA) for our tucatinib program in metastatic HER 2+ breast cancer. We continue to evaluate additional opportunities for tucatinib and to establish the most efficient regulatory and commercialization path forward.

We continue to focus on developing a pipeline including Chk1, an orally available, small molecule kinase inhibitor developed in collaboration with Sentinel Oncology Ltd., of Cambridge, United Kingdom (Sentinel). Chk1 is a protein kinase that regulates the cell division cycle and is activated in response to DNA damage and DNA replication stress. Cancer cells often have mutations that alter DNA damage response signaling pathways that function in parallel with Chk1 to regulate the cell cycle. These mutations may make tumor cells more reliant on the activity of Chk1 to provide cell cycle checkpoint control, which represents a potential weak point that can be exploited by drugs that target Chk1.

We have not developed a therapeutic product to the commercial stage. As a result, our revenue has been limited to date and our ability to generate revenue in future periods, if at all, will depend substantially on the progress of ongoing and potential future clinical trials for tucatinib and any future product candidates, our success in obtaining regulatory approval for tucatinib and any future product candidates and our ability to establish commercial markets for these drugs.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current good manufacturing practice (cGMP) material. We expect expenditures associated with these activities to increase in future years as we continue the development of tucatinib and as we advance the development of our preclinical pipeline.

Financial Summary

We have incurred substantial losses since our inception. As of September 30, 2016, our accumulated deficit totaled $561.8 million. We incurred a net loss attributable to common stockholders of $49.8 million for the nine months ended September 30, 2016 compared to a net loss attributable to common stockholders of $23.5 million for the same period in 2015. The increase in net loss attributable to common stockholders for the nine months ended September 30, 2016 was primarily due to the intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets were considered fully impaired and written-off during the nine months ended September 30, 2016. For additional information, please refer to “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report. In addition, the increase in loss was also due to higher research and development expenses of $3.4 million due to greater activity related to the development of our product candidates and higher general and administrative expenses of $7.5 million primarily related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016, accrued expenses related our Retention Payment Plan and higher legal and regulatory compliance costs. We also recognized a non-cash $2.6 million deemed dividend related to the beneficial conversion feature on the Series D convertible preferred stock. The increases in net loss attributable to common stockholders were partially offset by a $6.9 million tax benefit related to the reversal of our deferred tax liability that was solely related to the indefinite-lived intangible asset that was written off due to the full impairment during the nine months ended September 30, 2016. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, including costs associated with conducting preclinical studies, clinical development activities and manufacturing costs. These expenses primarily include external research and development expenses incurred pursuant to agreements with third-party manufacturing and contract research and clinical organizations; technology access and licensing fees related to the use of proprietary third-party technologies; and internal expenses associated with employee related costs, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation and amortization; and third-party consulting and supplier expenses. We recognize research and development expenses, including those paid to third parties, as they are incurred.

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

Intangible Asset Impairment. On May 5, 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to the protocell technology. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine, valued at $19.7 million, were considered fully impaired. $19.7 million was written-off and recorded as intangible asset impairment charge in our condensed consolidated statements of operations for the nine months ended September 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when we acquired the protocell technology. The impairment charge did not result in any significant cash expenditures, or otherwise impact our liquidity or cash. For more information, see “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report.

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

Income tax (benefit) provision. Due to the $19.7 million impairment of indefinite-lived intangible assets, we reversed our deferred tax liability, which solely relates to the indefinite-lived intangible assets, and recorded a $6.9 million tax benefit in our condensed consolidated statements of operations for the nine months ended September 30, 2016. For more information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Operating expenses	$(10.8)	$(7.2)	$(54.2)	$(23.6)
Change in fair value of warrant liability - income (expense)	$—	$2.6	$—	$0.1
Income tax (benefit) provision	$—	$—	$(6.9)	$—
Deemed dividend on Series D convertible preferred stock	$(1.0)	$—	$(2.6)	$—
Net loss attributable to common stockholders	$(11.8)	$(4.6)	$(49.8)	$(23.5)

Operating expenses were higher for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase in research and development expenses of $2.2 million primarily due to greater activity related to the development of our product candidates and an increase in general and administrative expenses of $1.4 million primarily due to increased salary and benefits mostly related to our Retention Payment Plan and higher director share-based compensation mostly due to the change in fair value of RSUs on re-measurement.

Operating expenses were higher for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the intangible assets impairment charge of $19.7 million during the nine months ended September 30, 2016. In addition, general and administrative expenses increased by $7.4 million primarily due to compensation related expenses in connection with management changes in the first quarter of 2016. Research and development expenses also increased by $3.4 million primarily due to greater activity related to the development of our product candidates. Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

We also recognized a $6.9 million tax benefit during the nine months ended September 30, 2016, upon the reversal of our deferred tax liability, which solely relates to the indefinite-lived intangible assets.

We incurred a net loss attributable to common stockholders of $11.8 million for the three months ended September 30, 2016 compared to a net loss attributable to common stockholders of $4.6 million for the three months ended September 30, 2015. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $3.6 million, a deemed dividend of $1.0 million related to the beneficial conversion feature on the Series D convertible preferred stock and lower non-cash income from the change in the fair value of our warrant liability, which was zero for the three months ended September 30, 2016 compared to $2.6 million for the three months ended September 30, 2015. The change in the fair value of our warrant liability was due to the expiration of the September 2010 warrants.

We incurred a net loss attributable to common stockholders of $49.8 million for the nine months ended September 30, 2016 compared to a net loss attributable to common stockholders of $23.5 million for the nine months ended September 30, 2015. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $30.6 million, a deemed dividend of $2.6 million related to the beneficial conversion feature on the Series D convertible preferred stock and lower non-cash income from the change in the fair value of our warrant liability, which was zero for the nine months ended September 30, 2016 compared to $0.1 million for the nine months ended September 30, 2015. The change in the fair value of our warrant liability was due to the expiration of the September 2010 warrants. The increase in our net loss attributable to common stockholders was partially offset by a $6.9 million tax benefit related to termination of the license agreement with STC.UNM during the nine months ended September 30, 2016.

Income or expense associated with the change in fair value of the 2015 warrant liability is the result of the re-measurement of the fair value of the warrant liability at each reporting date. Changes in the fair value of the warrant liability are attributable to increases or decreases in our stock price, volatility and expected life of our liability-classified warrants. The change in fair value was due to the expiration on October 12, 2015 of the warrants issued in connection with our September 2010 financing.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Research and development	$7.3	$5.1	$20.0	$16.6

Research and development expenses are related primarily to the development of our pre-clinical and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
External expenses[1]
Preclinical research expenses	$0.5	$0.3	$1.2	$1.3
Clinical development expenses	2.0	1.7	6.1	4.7
Manufacturing expenses	1.7	0.2	3.1	0.5
License Fees / Milestones	—	—	(0.9)	0.1

Total external expenses	4.2	2.2	9.5	6.6
All other expenses[2]	3.1	2.9	10.5	10.0

Total research and development	$7.3	$5.1	$20.0	$16.6

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.
[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

Research and development expenses incurred in the three months ended September 30, 2016 increased by $2.2 million, or 43.1%, compared to the three months ended September 30, 2015, due primarily to an increase in contract manufacturing expenses of $1.5 million, increases in clinical development expenses of $0.3 million related to contract clinical services associated with the ongoing clinical trials, increases in preclinical research expenses of $0.2 million related to laboratory supplies and services and increases in other expenses of $0.2 million.

Research and development expenses incurred in the nine months ended September 30, 2016 increased by $3.4 million, or 20.5%, compared to the nine months ended September 30, 2015, due primarily to an increase in contract manufacturing expenses of $2.6 million, increases in clinical development expenses of $1.4 million related to contract clinical services associated with the ongoing clinical trials and increase in other expense of $0.5 million. The increases were partially offset by decreases in license fees of $1.0 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement and decreases in preclinical research expenses of $0.1 million related to laboratory supplies and services.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
General and administrative	$3.5	$2.1	$14.5	$7.1

The $1.4 million, or 66.7%, increase in general and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to an increase in salary and benefit expense of $0.7 million primarily related to the Retention Payment Plan and higher recruiting expenses. In addition, professional fees related to legal and regulatory compliance activities increased by $0.3 million, and director compensation increased by $0.4 million, mostly due to the change in fair value of RSUs on re-measurement. The change in fair value of RSUs was attributable to the change in the price of our common stock.

The $7.4 million, or 104.2%, increase in general and administrative expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in salaries and benefits expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016, $1.9 million in Retention Payment Plan expenses and higher recruiting and relocation expenses of $0.4 million. General and administrative expenses also increased due to higher professional fees of $1.6 million primarily related to legal, patent and regulatory compliance activities. These increases were partially offset by a $0.3 million decrease in director compensation that was primarily related to change in fair value of RSUs on re-measurement together with the grant and conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Intangible Assets Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Intangible asset impairment	$—	$—	$(19.7)	$—

On May 5, 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets, valued at $19.7 million were considered fully impaired. $19.7 million was fully written-off and recorded as intangible asset impairment in our condensed consolidated statements of operations during the nine months ended September 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when we acquired the protocell technology in connection with the acquisition of Alpine in 2014. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. During the three months ended September 30, 2016, and three and nine months ended September 30, 2015, no impairment charges were recorded in our condensed consolidated statements of operations.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Change in fair value of warrant liability—income (expense)	$—	$2.6	$—	$0.1

There was no non-cash income or expense from the change in the estimated fair value of warrant liability for the three and nine months ended September 30, 2016 due to the expiration of the warrants issued in connection with our September 2010 financing.

Income Tax (Benefit) Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Income tax (benefit) provision	$—	$—	$(6.9)	$—

Due to the $19.7 million impairment of indefinite-lived intangible assets, we reversed our deferred tax liability, which solely relates to the indefinite-lived intangible assets, and recorded a $6.9 million tax benefit in our condensed consolidated statements of operations for the nine months ended September 30, 2016. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. During the three months ended September 30, 2016, no income tax benefit or provision were recorded in our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2015, no income tax benefit or provision were recorded in our condensed consolidated statements of operations.

Deemed Dividend on Series D Convertible Preferred Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Deemed dividend on Series D convertible preferred stock	$(1.0)	$—	$(2.6)	$—

We recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. We accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance during the second quarter of 2016. During the three months ended September 30, 2016, we accreted the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which fell within the third quarter of 2016. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations.

There were no deemed dividends, related to convertible preferred stock, recorded in our condensed consolidated statements of operations during the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $16.6 million and short-term investments of $55.1 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from September 30, 2016. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from the reporting date. Our primary source of cash has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $16.6 million as of September 30, 2016 compared to $27.9 million as of December 31, 2015, a decrease of $11.3 million, or 40.5%. The decrease was the result of cash used to fund our operations of $28.1 million and net investment purchases of $26.7 million offset by financing activities of $43.5 million primarily related to our June 2016 financing.

As of September 30, 2016, our working capital (defined as current assets less current liabilities) was $65.7 million compared to $53.2 million as of December 31, 2015, an increase of $12.5 million, or 23.5%. The increase in working capital was primarily attributable to an increase in short-term investments of $26.6 million, partially offset by a decrease in cash and cash equivalents of $11.3 million, an increase in current liabilities of $2.6 million and a decrease in prepaid and other current assets of $0.2 million.

On June 28, 2016, we closed an underwritten public offering of 40,250,000 shares of our common stock at a price to the public of $0.80 per share for gross proceeds of $32.2 million. The shares include 5,250,000 shares of common stock sold pursuant to the over-allotment option granted by us to the underwriters, which option was exercised in full. In addition, we closed a registered direct offering of 17,250 shares of our Series D convertible preferred stock at a price of $800.00 per share directly to affiliates of BVF for gross proceeds of $13.8 million. Each share of Series D convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $46.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $2.7 million, were approximately $43.3 million.

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

Cash Flows from Operating Activities

Cash used by operating activities totaled $28.1 million for the nine months ended September 30, 2016, compared to $21.6 million for the nine months ended September 30, 2015. The increase was attributable primarily to an increase in general and administrative expenses and research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $26.8 million for the nine months ended September 30, 2016, compared to $13.9 million cash provided by investing activities for the nine months ended September 30, 2015. This change was attributable primarily to purchases of investments, net of redemption, of $26.7 million for the nine months ended September 30, 2016 as compared to redemption of investments, net of purchases, of $14.6 million for the nine months ended September 30, 2015, offset by a decrease in purchases of property and equipment of $0.7 million during the nine months ended September 30, 2016 compared to the same period in 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $43.6 million during the nine months ended September 30, 2016, which consisted primarily of $43.3 million of net proceeds from our June 2016 underwritten common stock and registered direct Series D convertible preferred stock offerings and $0.2 million of proceeds from the settlement of a short-swing profit claim in August 2016. Net proceeds from our common stock offering were $29.8 million and net proceeds from our Series D convertible preferred stock offering were approximately $13.5 million.

Cash provided by financing activities was $22.5 million during the nine months ended September 30, 2015, which consisted primarily of net proceeds of $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases	$1,446	$659	$787	$—	$—

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

As of September 30, 2016, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments. $1.5 million in time-based milestones for license fees associated with our agreement with STC.UNM were reversed during the nine months ended September 30, 2016 in connection with our termination of the STC.UNM license agreement. No other license fees or milestones were achieved or quantifiable.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance requires application using a retrospective transition method and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We are currently evaluating any impact this guidance may have on our consolidated financial position and results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will change how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With the exception of early application guidance outlined in this standard, early adoption is not permitted. We are currently evaluating any impact this guidance may have on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $71.6 million and $56.4 million as of September 30, 2016 and December 31, 2015, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2016 and sustained throughout the period ended September 30, 2016, would result in a decline in investment income of approximately $48,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Relating to our Business

Product candidates that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.

The successful development of pharmaceutical products is highly uncertain. Product candidates that appear promising in research and development may be delayed or fail to reach later stages of development. For example, preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody, varlilumab, did not demonstrate sufficient activity to move forward with the program. We, therefore, decided not to continue this trial and, in February 2016, we terminated our collaboration agreement with Celldex. The ongoing or future trials for tucatinib (ONT-380) and our preclinical research and development of our Chk1 kinase inhibitor may fail to demonstrate that these product candidates are sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including tucatinib or our Chk1 kinase inhibitor.

There is no assurance that tucatinib will be safe, effective or receive regulatory approval.

Tucatinib is a mid-stage clinical development candidate and the risks associated with its development are significant. Promising pre-clinical data in animal models and early clinical data may not be predictive of later clinical trial results. Additional clinical data may fail to establish that tucatinib is effective in treating HER2+breast cancer or associated brain metastases or may indicate safety profile concerns not indicated by earlier clinical data. In December 2014, we announced that interim data from our ongoing Phase 1b combination trials indicated preliminary clinical activity and tolerability in a heavily pretreated patient population. Updates to some of these data were announced in May 2015, December 2015 and June 2016 and provided further preliminary evidence of clinical activity and tolerability, including in brain metastases. Based upon this data, we commenced our Phase 2 clinical trial of tucatinib in February 2016 and are continuing that trial. However, none of these trials are yet complete, and even if final Phase 1b data are encouraging, the results from the Phase 2 clinical trial and any later clinical trials may not indicate a favorable safety and efficacy profile for tucatinib or may otherwise fail to support continued development of this product candidate.

If the results of the current Phase 1b and Phase 2 tucatinib trials, or of future tucatinib trials, do not indicate a favorable safety and efficacy profile for tucatinib, or otherwise fail to support the continued development of tucatinib, a substantial decline in the price of our common stock would result. There can be no assurance as to whether we will be able to successfully develop and commercialize tucatinib.

Our development program for our Chk1 kinase inhibitor is at a very early stage, and it may not be successful or warrant further internal investment.

Our development efforts for our Chk1 kinase inhibitor are at a very early stage. We have not yet completed any IND-enabling preclinical studies for our Chk1 kinase inhibitor program, and future research and preclinical development of our Chk1 kinase inhibitor may not indicate that our Chk1 kinase inhibitor successfully inhibits tumor growth or has acceptable tolerability. If our preclinical research and development efforts do not support further development of our Chk1 kinase inhibitor, we may suspend such development activities.

Our pipeline as a whole is subject to the inherent risks of mid-stage pharmaceutical development and our business is highly dependent on the success of tucatinib.

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

If we are not able to advance our other research and preclinical programs or tucatinib fails, our pipeline of products in development could be further reduced or eliminated. This would cause our stock price to decline and would have a material adverse effect on our business, including but not limited to our ability to raise capital to rebuild our pipeline and develop future product candidates.

Our ability to continue with our planned operations is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. The very limited funds generated currently from our operations will be insufficient to enable us to bring all of our product candidates currently under development to commercialization. Accordingly, we need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities. The net income we realized in 2008 was due entirely to our December 2008 transactions with Merck KGaA, and we do not anticipate realizing net income again for the foreseeable future. As of September 30, 2016, our accumulated deficit was approximately $561.8 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our product candidates to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we fail to identify and acquire new product candidates, we may be unable to grow our pipeline.

The success of our product pipeline strategy depends, in part, on our ability to identify, select and acquire product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and other institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating or may have more established histories of developing and commercializing products. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates on terms that we find acceptable, if at all. If we fail to acquire and develop product candidates from others, we may be unable to grow our business.

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

We may encounter delays if we are unable to enroll enough patients to timely complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the ability to engage clinical sites, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, and competition for patients in completing trials. Moreover, when one product candidate is evaluated in multiple clinical trials, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues or raise capital to fund our operations. To enroll patients, we may have to seek additional clinical sites which cause additional expense and time with no guarantee of recruiting patients to our trials.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

We are currently conducting two Phase 1b trials and a Phase 2 trial for tucatinib and preclinical research and development of our Chk1 kinase inhibitor. There can be no assurance that these and future studies and trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in September 2014, we and Merck KGaA announced that Merck KGaA decided to discontinue the clinical development program of tecemotide in NSCLC, including the Phase III INSPIRE and START2 studies.

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

We are responsible for the manufacturing, labeling and packaging of tucatinib, which we outsource to third parties. Manufacture and supply of drug products such as tucatinib is a complex process involving multiple steps and multiple manufacturers and service providers. If our third-party manufacturers cease or interrupt production, if our third-party manufacturers and other service providers fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such interruptions could substantially delay progress on our programs or impact clinical trial drug supply, with the potential for additional costs and a material adverse effect on our business, financial condition and results of operations.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, third-party manufacturers may need to increase manufacturing capacity, which may require the manufacturers to fund capital improvements to support the scale up of manufacturing and related activities. With respect to a product candidate, we may be required to provide all or a portion of these funds. Third-party manufacturers may not be able to successfully increase manufacturing capacity for a product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between that product candidate manufactured by a new manufacturer and the product candidate manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidate. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of the particular product candidate may be delayed or there may be a shortage in supply.

Manufacturers of our product candidates and related service providers must comply with cGMP requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and related service providers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ or service providers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, or restrictions on the use of products produced, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ or other service providers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates, the development and commercialization of our product candidates may be delayed and there may be a shortage in supply, which may prevent successful commercialization of our products.

Pre-clinical and clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

We are currently conducting Phase 1b clinical trials and a Phase 2 clinical trial for tucatinib. Each of our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payer paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of our product candidates. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

In addition, if we fail to comply with these requirements, we could be subject to penalties, including:

•	warning letters;

•	suspension of clinical trials;

•	product liability litigation;

•	total or partial suspension of manufacturing or costly new manufacturing requirements;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize tucatinib. Acquisitions, collaborations and in-licenses involve numerous risks, including:

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

Our success is dependent in part on maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we (or in the case of licensed property, the owner of the proprietary rights) may not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we (or in the case of the licensed property, the owner of the proprietary rights) might not have been the first to file patent applications for these inventions;

•	under our license agreement with Array, Array is responsible for the prosecution of patents related to tucatinib, and they may not effectively prosecute, protect and maintain those patents;

•	others may independently develop similar or alternative technologies or products and/or duplicate our technologies and/or products;

•	it is possible that pending patent applications will not result in issued patents, or if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	patents or our pending applications which issue as patents may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

•	In the case of licensed intellectual property, we may be dependent on the owners of the proprietary rights to act effectively to protect the proprietary rights.

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

We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in the issuance of patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Much of our technology, including tucatinib and our Chk1 kinase inhibitors originated from third-party sources.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payers may take in response to the recent reforms or reforms that may be implemented in the future. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of our products, our products may fail to achieve market acceptance without a substantial reduction in price or at all and our results of operations will be harmed.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or other third parties. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. We expect any product candidate that we commercialize on our own or with a collaboration partner will compete with existing, market-leading products and products in development. The following information provides a landscape view of known marketed products or programs in development that compete with our pipeline programs:

Tucatinib.

Tucatinib is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin ®) and pertuzumab (Perjeta ®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb®) for the treatment of metastatic breast cancer, Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib, which is in a Phase 3 clinical trial, Merrimack is developing MM-302, a HER2-targeted liposomal doxorubicin in a Phase 2 clinical trial and MacroGenics is developing margetuximab, a HER2 targeted, Fc-optimized antibody in a Phase 3 clinical trial.

Checkpoint Kinase 1 Inhibitors.

There are currently no marketed drugs which specifically target Chk1. Genentech is conducting a Phase 1 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. ProNai is conducting Phase I clinical trials of an oral Chk1 inhibitor as a single agent and in combination with gemcitabine, or gemcitabine and cisplatin. Eli Lilly and Company is developing an intravenous Chk1 inhibitor in several clinical settings, the most advanced of which is in a Phase 2 clinical trial, and Esperas Pharma is developing an oral Chk1 inhibitor in a phase 1b/2 clinical trial.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop product candidates that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development and commercialization of new products.

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

Furthermore, we have not entered into non-competition agreements with all of our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would each harm our research and development programs and our business.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not believe that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will be detected.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. For example, we experienced significant volatility following a press release regarding our Phase 1b studies of tucatinib in December 2015. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

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

Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. In addition, we may need to increase our authorized capital to ensure that we have shares of common stock available for issuance in an equity financing. An increase in our authorized capital will require approval of a majority of our stockholders and we may not be able to obtain that approval. If we are able to consummate financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Several stockholders own a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with your interests as a stockholder.

As of September 30, 2016, BVF Inc. and its affiliates (BVF) and Baupost, Inc. collectively held combined voting power over approximately 32% of the outstanding shares of our common stock. Additionally, BVF holds shares of our preferred stock convertible into up to 32,583,000 additional shares of our common stock. As a result of their respective ownership positions, BVF and Baupost each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, an increase in our authorized common stock, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, pursuant to a letter agreement we entered into with BVF in January 2016, BVF nominated two new members to our board of directors, one of which is the President of BVF who beneficially owns the shares held by BVF. We also have two other shareholders who collectively own approximately 13% of the outstanding shares of our common stock. As a result, of this concentration of ownership, these stockholders; in particular BVF and Baupost, may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares, could adversely affect our stock price should any of these stockholders elect to sell some or all of their shares, and investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

CASCADIAN THERAPEUTICS, INC.

Date: November 7, 2016	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Scott D. Myers, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Julia M. Eastland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.