Form 10-Q
period 2017-03-31
Cascadian Therapeutics, Inc.
filed 2017-05-09
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 9, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 49,235,617.

CASCADIAN THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$35,674	$13,721
Short-term investments	90,215	49,084
Accounts and other receivables	216	238
Prepaid and other current assets	1,710	1,411

Total current assets	127,815	64,454
Long-term investments	10,244	—
Property and equipment, net	1,670	1,402
Goodwill	16,659	16,659
Other assets	784	750

Total assets	$157,172	$83,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,028	$824
Accrued and other liabilities	2,962	3,323
Accrued compensation and related liabilities	1,129	4,274
Current portion of restricted share unit liability	262	352

Total current liabilities	5,381	8,773
Other liabilities	72	105
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of March 31, 2017 and December 31, 2016; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016; Series D Convertible Preferred Stock – 17,250 shares issued and outstanding as of March 31, 2017 and December 31, 2016; Series E Convertible Preferred Stock – 1,818 shares and zero shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively

	—	—
Common stock, $0.0001 par value; 66,666,667 shares authorized as of March 31, 2017 and December 31, 2016; 49,235,617 shares and 22,562,640 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	353,852	353,849
Additional paid-in capital	386,665	297,922
Accumulated deficit	(583,736)	(572,334)
Accumulated other comprehensive loss	(5,092)	(5,080)

Total stockholders’ equity	151,689	74,357

Total liabilities and stockholders’ equity	$157,172	$83,265

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Operating expenses
Research and development	$8,587	$6,337
General and administrative	2,975	6,633

Total operating expenses	11,562	12,970

Loss from operations	(11,562)	(12,970)

Other income (expenses)
Investment and other income (expenses), net	160	83

Total other income (expenses), net	160	83

Net loss	(11,402)	$(12,887)

Deemed dividend related to beneficial conversion feature on convertible preferred stock	(982)	—

Net loss attributable to common stockholders	$(12,384)	$(12,887)

Net loss per share—basic and diluted (1)	$(0.30)	$(0.81)

Shares used to compute basic and diluted net loss per share (1)	41,523,856	15,826,985

(1)	Basic and diluted net loss per share, and shares to used compute basic and diluted net loss per share for the three months ended March 31, 2016 has been adjusted retroactively to reflect the 1-for-6 reverse stock split.

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(11,402)	$(12,887)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(12)	11

Other comprehensive income (loss)	(12)	11

Comprehensive loss	$(11,414)	$(12,876)

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(11,402)	$(12,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	163
Amortization of premiums and accretion of discounts on securities	33	26
Share-based compensation expense	727	2,676
Other	—	(4)
Net change in assets and liabilities:
Accounts and other receivables	22	(73)
Prepaid expenses and other current assets	(299)	(28)
Other long term assets	(35)	(401)
Accounts payable	204	393
Accrued and other liabilities	(714)	379
Accrued compensation and related liabilities	(3,145)	(79)
Other long-term liabilities	(33)	63
RSU liability	(23)	—

Net cash used in operating activities	(14,486)	(9,772)

Cash flows from investing activities
Purchases of investments	(71,718)	(18,243)
Redemption of investments	20,299	14,104
Purchases of property and equipment, net	(95)	(59)

Net cash used in investing activities	(51,514)	(4,198)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	82,356	—
Proceeds from issuance of convertible preferred stock, net of issuance cost	5,616	—
Cash paid upon conversion of restricted share units	(19)	—

Net cash provided by financing activities	87,953	—

Increase (decrease) in cash and cash equivalents	21,953	(13,970)
Cash and cash equivalents, beginning of period	13,721	27,850

Cash and cash equivalents, end of period	$35,674	$13,880

Supplemental disclosures of non-cash investing and financing activities:
Accretion on convertible preferred stock associated with beneficial conversion feature	$982	—

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2017 and March 31, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. The accounting principles and methods of computation adopted in these condensed consolidated financial statements are the same as those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities Exchange Commission (the SEC) on March 9, 2017.

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three months ended March 31, 2017 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

Reverse Stock Split

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

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(14)	$(5,066)	$(5,080)
Current period other comprehensive income (loss)	(12)	—	(12)

Balance at March 31, 2017	$(26)	$(5,066)	$(5,092)

	Three months ended March 31, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$2	$(5,066)	$(5,064)
Current period other comprehensive income (loss)	11	—	11

Balance at March 31, 2016	$13	$(5,066)	$(5,053)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies eliminates Step 2 of the goodwill impairment test. Entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard will be applied prospectively and is effective for a public business entity that is an SEC filer for its annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. This standard changes how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard as of January 1, 2017. Because the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, the adoption of this standard does not have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$27,700	$—	$—	$27,700	$6,559	$—	$—	$6,559
Debt securities of U.S. government agencies	—	65,206	—	65,206	—	38,378	—	38,378
Corporate bonds	—	38,422	—	38,422	—	10,706	—	10,706

	$27,700	$103,628	$—	$131,328	$6,559	$49,084	$—	$55,643

Financial liabilities:
Restricted share units	$262	$—	$—	$262	$352	$—	$—	$352

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three month period ended March 31, 2017.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of March 31, 2017 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from third-party pricing services. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2017
Cash	$4,805	$—	$—	$4,805
Money market funds	27,700	—	—	27,700
Debt securities of U.S. government agencies	65,223	3	(20)	65,206
Corporate bonds	38,431	2	(11)	38,422

Total	$136,159	$5	$(31)	$136,133

As of December 31, 2016
Cash	$7,162	$—	$—	$7,162
Money market funds	6,559	—	—	6,559
Debt securities of U.S. government agencies	38,387	1	(10)	38,378
Corporate bonds	10,711	—	(5)	10,706

Total	$62,819	$1	$(15)	$62,805

The following table summarizes the aggregate related fair value of investments with unrealized losses by investment category:

	As of March 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Debt securities of U.S. government agencies	$47,605	$(20)	$31,990	$(10)
Corporate bonds	25,391	(11)	8,955	(5)

Total	$72,996	$(31)	$40,945	$(15)

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of March 31, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$121,110	$121,084	$55,657	$55,643
Greater than one year but less than five years	10,244	10,244	—	—

Total	$131,354	$131,328	$55,657	$55,643

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

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C, D and E convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three months ended March 31, 2017, were the same, since all potentially dilutive shares were anti-dilutive.

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three months ended March 31,
	2017	2016
Director and employee stock options	2,523,816	1,236,440
Warrants	841,449	841,449
Convertible preferred stock (as converted to common stock):
Series A	1,666,697	1,666,697
Series B	888,851	888,851
Series C	1,250,022	1,250,022
Series D	2,875,055	—
Series E	1,818,000	—
Employee restricted share units	136,150	—
Non-employee director restricted share units	63,382	38,157
Employee stock purchase plan	15,442	4,532

7.	EQUITY

January 2017 Financing

On January 27, 2017, the Company closed an underwritten offering for aggregate gross proceeds of $94.0 million, which included both common stock and convertible preferred stock. Aggregate net proceeds from the January 2017 offerings, after underwriting discounts, commissions and other expenses of $6.0 million, were approximately $88.0 million.

Common Stock

On January 27, 2017, the Company closed an underwritten offering of 26,659,300 shares of its common stock at a price to the public of $3.30 per share, for gross proceeds of approximately $88.0 million. The shares included 3,477,300 shares of common stock sold pursuant to the over-allotment option granted by the Company to the underwriters, which option was exercised in full.

Series E Convertible Preferred Stock

In addition, on January 27, 2017, the Company closed an underwritten offering of 1,818 shares of its Series E convertible preferred stock at a price to the public of $3,300 per share, for gross proceeds of approximately $6.0 million. The Company designated 1,818 shares of its authorized and unissued preferred stock as Series E convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock with the Delaware Secretary of State.

Each share of Series E Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series E Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the shares of the Company’s Common Stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series E Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series E Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. Shares of Series E Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series E Convertible Preferred Stock will be required to amend the terms of the Series E Convertible Preferred Stock. Shares of Series E Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series E convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock, Series B Convertible Preferred Stock, Series C convertible preferred stock and Series D convertible preferred stock, and any class or series of capital stock created that specifically ranks by its terms on parity with the Series E convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series E convertible preferred stock;

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

The Company recognized a beneficial conversion feature in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash deemed dividend of $1.0 million were recorded in additional paid-in capital as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations for the three months ended March 31, 2017.

June 2016 Financing

On June 28, 2016, the Company closed an underwritten offering for aggregate gross proceeds of $46.0 million, which included both common stock and convertible preferred stock. Aggregate net proceeds from the June 2016 offerings, after underwriting discounts, commissions and other expenses of $2.7 million, were approximately $43.3 million.

Common Stock

On June 28, 2016, the Company closed an underwritten public offering of 6,708,333 shares of its common stock at a price to the public of $4.80 per share for gross proceeds of $32.2 million. The shares included 875,000 shares of common stock sold pursuant to the option granted by the Company to the underwriters to purchase additional shares, which was exercised in full.

Series D Convertible Preferred Stock

In addition, on June 28, 2016, the Company closed a registered direct offering of 17,250 shares of its Series D Convertible Preferred Stock at a price of $800.00 per share directly to affiliates of BVF Partners L.P. (BVF), which are existing stockholders and affiliates of a former member of the board of directors, for gross proceeds of $13.8 million. The Company designated 17,250 shares of its authorized and unissued preferred stock as Series D convertible preferred stock and filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock with the Delaware Secretary of State.

Each share of Series D Convertible Preferred Stock is convertible into 166.67 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series D Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the shares of the Company’s Common Stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series D Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series E Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series D Convertible Preferred Stock will be required to amend the terms of the Series D Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all common stock;

•	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series D convertible preferred stock;

•	on parity with the Company’s Series A convertible preferred stock, Series B Convertible Preferred Stock, Series C convertible preferred stock and Series E convertible preferred stock, and any class or series of capital stock created that specifically ranks by its terms on parity with the Series D convertible preferred stock; and

•	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series D convertible preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily.

Beneficial Conversion Feature

The Company recognized a beneficial conversion feature in the amount of $2.6 million in 2016, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. Please refer to “Note 6 — Share Capital” of the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017 for additional information.

“At-the-Market” Equity Offering Program

On June 2, 2016, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. The Company terminated the Sales Agreement effective as of the close of business on January 23, 2017. No shares were sold under the Sales Agreement.

8.	WARRANTS

As of March 31, 2017 and December 31, 2016, equity-classified warrants to purchase a total of 841,449 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three months ended March 31, 2017 and March 31, 2016.

In June 2013, the Company issued equity-classified warrants to purchase 833,333 shares of common stock at an exercise price of $30.00 per share in connection with a registered direct offering to Biotechnology Value Fund, L.P. and other affiliates of BVF. The warrants expire on December 5, 2018.

In February 2011, the Company issued equity-classified warrants to purchase 8,116 shares of common stock at an exercise price of $18.48 per share in connection with a loan and security agreement entered into with General Electric Capital Corporation, now Capital One National Association. The warrants expire on February 8, 2018.

9.	SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended March 31,
	2017	2016
Expected dividend rate	0.00%	0.00%
Expected volatility	77.09%	73.59%
Risk-free interest rate	1.99%	1.58%
Expected life (in years)	5.69	6.20

The expected life represents the period that the Company’s stock options are expected to be outstanding and is based on historical data. The expected volatility is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected life. The risk-free interest rate is based on the yield at the time of grant of a U.S. Treasury security with an expected term equivalent to the expected term of the option. The Company does not expect to pay dividends on its common stock. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience.

Stock-based compensation expense under the 2016 Equity Incentive Plan (2016 EIP) and the Amended and Restated Share Option Plan (the Option Plan), and for an inducement grant, was $0.7 million and $2.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The stock compensation expense during the three months ended March 31, 2016 included the acceleration of share-based compensation expense in connection with management changes in the first quarter of 2016.

2016 Equity Incentive Plan

On June 23, 2016, the Company’s stockholders approved the 2016 EIP. As of that date, the Company ceased granting options under its Option Plan, ceased granting restricted shares units under its Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. 1,200,905 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 1,050,000 shares available for awards under the 2016 EIP plus 82,884 and 68,021 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that were available for issuance under the 2016 EIP on the effective date of the 2016 EIP. All grants under the 2016 EIP may have a term up to ten years from the date of grant. Vesting schedules are determined by the compensation committee of the board of directors or its designee when each award is granted. Upon vesting of RSUs granted to employees, a portion of the RSUs will be settled in cash equivalent to the employee’s minimum required withholding tax on the value of the vested RSUs. The Company measures and recognizes compensation expense for equity-classified restricted stock units (“RSUs”), and stock options granted to our employees based on the fair value of the awards on the date of grant. The fair value of each RSU was determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Stock-based compensation expense for equity-classified RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We are required to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on our actual historical forfeitures. RSU grants made to our non-employee directors are classified as liabilities. Stock-based compensation expense for liability-classified RSUs are re-measured at each reporting date until settlement of the award. During the three months ended March 31, 2017, the Company granted 685,943 stock options and 136,150 RSUs to its employees under the 2016 EIP. No stock options were exercised under the 2016 EIP during the three months ended March 31, 2017. The Company did not grant RSUs to its non-employee directors during the three months ended March 31, 2017. As of March 31, 2017, there were 180,575 shares of common stock available for future grant under the 2016 EIP.

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

During the three months ended March 31, 2016, the Company granted 28,334 stock options under the Option Plan. No stock options were exercised during the three months ended March 31, 2017 and March 31, 2016.

Inducement Grant

On April 4, 2016, the Company made an inducement stock option grant (Inducement Grant) of 474,810 options. Options granted under the Inducement Grant vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire ten years following the date of grant. No stock options were exercised under the inducement grant during the three months ended March 31, 2017.

Restricted Share Unit Plan

The RSU Plan was established in 2005 for non-employee directors. On June 23, 2016, the stockholders approved the 2016 EIP and the Company ceased granting RSUs under the RSU Plan.

The RSU Plan provided for grants to be made from time to time by the board of directors or a committee thereof. RSU grants to non-employee directors are classified as liabilities. Each RSU granted was made in accordance with the RSU Plan and terms specific to that grant. Outstanding RSUs under the RSU Plan have a vesting term of one to two years. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash, equivalent to the value of 0.25 of a share, upon vesting without any further consideration payable to the Company in respect thereof.

Upon the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan became available for issuance under the 2016 EIP plan and the Company ceased granting RSUs under the RSU Plan. For the three months ended March 31, 2017 and March 31, 2016, respectively, 18,237 shares and zero shares were issued upon conversion of RSUs.

The fair value of each RSU was determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

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

The re-measurement of the outstanding RSUs together with the conversion of the RSUs resulted in a reduction of $11,500 and $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2017 and March 31, 2016, respectively.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 150,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three months ended March 31, 2017 and March 31, 2016, expense related to this plan was $49,396 and $37,614, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three month periods ended March 31, 2017 and March 31, 2016. There were 69,673 shares reserved for future issuances under the ESPP as of March 31, 2017.

10.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event-based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of March 31, 2017, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participated in the Retention Plan and (i) remained continuously employed by the Company through the Retention Date or (ii) had been terminated by the Company other than for cause prior to the Retention Date, and (iii) signed a general release of claims was paid a lump-sum cash payment as determined on an individual basis. If such employee’s service was terminated for cause or the employee voluntarily resigned prior to the Retention Date, no such payments were to be made. In January 2017, the Company paid $2.5 million related to this plan. An expense of $0.1 million and $0.6 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, there were no liabilities recorded under the Retention Plan, since all obligations under the Retention Plan were paid in full.

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

STC.UNM

Effective June 30, 2014, Alpine Biosciences, Inc, (Alpine) entered into an exclusive license agreement with STC.UNM, by assignment from The Regents of the University of New Mexico, to license the rights to use certain technology relating to protocells, a mesoporous silica nanoparticle delivery platform. The Company subsequently acquired Alpine in August 2014. Under the terms of the license agreement, the Company, as successor to Alpine, had the right to conduct research, clinical development and commercialize all inventions and products that are developed from the platform technology in certain fields of use as described in the license agreement.

On May 5, 2016, the Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology. The agreement provided for a mutual release of claims and payment of a termination and license fee totaling $325,000. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine were considered impaired. Please refer to “Note 8 — Collaborative and License Agreements” of the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017 for additional information.

Sentinel Oncology Ltd.

In April 2014, the Company entered into an exclusive license and research collaboration agreement with Sentinel Oncology Limited (Sentinel) for the development of novel small molecule Chk1 kinase inhibitors. Under the agreement, the Company has made payments to Sentinel to support their chemistry research. The Company is responsible for preclinical and clinical development, manufacturing and commercialization of any resulting compounds. Sentinel is eligible to receive success-based development and commercial milestone payments up to approximately $90 million based on development and commercialization events, including a $1.0 million milestone for the initiation of GLP toxicology studies and certain payments related to the initiation of certain clinical trials, regulatory approval and first commercial sale. Sentinel is also entitled to a single-digit royalty based on net sales.

12.	INCOME TAX

Due to projected and actual losses for the year ended December 31, 2017 and 2016, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three months ended March 31, 2017 and March 31, 2016. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

13.	RELATED PARTY TRANSACTIONS

Certain of the Company’s affiliates participated in the Company’s recent public underwritten offerings. In January 2017, the Company closed an underwritten offering of 26,659,300 shares of its common stock at a price of $3.30 per share, for gross proceeds of $88.0 million, and 1,818 shares of its Series E convertible preferred stock at a price of $3,300 per share for gross proceeds of $6.0 million. In this offering, affiliates of New Enterprise Associates, a holder of more than 5% of the Company’s outstanding common stock, purchased 1,818 shares of the Company’s Series E preferred stock for an aggregate purchase price of $6.0 million. In June 2016, the Company closed an underwritten public offering of 6,708,333 shares of our common stock at a price to the public of $4.80 per share, for gross proceeds of $32.2 million, and 17,250 shares of its Series D convertible preferred stock at a price of $800.00 per share for gross proceeds of $13.8 million. In this offering, affiliates of BVF, a holder of more than 5% of the Company’s outstanding common stock, purchased 17,250 shares of the Company’s Series D preferred stock for an aggregate purchase price of $13.8 million.

In January 2016, the Company appointed Mr. Mark Lampert as a member of the board of directors as a Class I director of the Company. Mr. Lampert is an affiliate of BVF. On January 17, 2017, Mr. Mark Lampert resigned from the board of directors.

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

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

•	the results we anticipate from our pre-clinical development activities and the clinical trials of our product candidates;

•	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

•	our ability to manage our growth;

•	the size of the markets for the treatment of conditions our product candidates target;

•	our ability to acquire or in-license additional product candidates and technologies on commercially reasonable terms, or at all;

•	our ability to engage clinical trial sites and enroll patients in our pivotal HER2CLIMB study;

•	our ability to develop and commercialize tucatinib;

•	our ability to generate future revenue;

•	financing to support our operations, clinical trials and commercialization of our products;

•	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

•	the possibility that reimbursement programs or government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

•	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

•	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

•	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

•	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful development, marketing, distribution and commercialization of our product candidates and/or approved products;

•	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

•	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

•	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel targeted compounds that have the potential to improve the lives and outcomes of cancer patients. Our lead clinical-stage product candidate is tucatinib, an oral, HER2-selective small molecule tyrosine kinase inhibitor. Our pipeline also includes CASC-578, a Chk1 kinase inhibitor, and an antibody program against an immuno-oncology target known as TIGIT, both of which are currently in preclinical development.

Tucatinib is an investigational orally bioavailable, potent tyrosine kinase inhibitor (TKI) that is highly selective for HER2, also known as ErbB2, a growth factor receptor that is over-expressed in approximately 20% of breast cancers. In addition to breast cancer, HER2 is over-expressed in other malignancies, including subsets of bladder, cervical, colorectal, esophageal, gastric, lung and ovarian cancers. We are currently developing tucatinib for the treatment of HER2-positive (HER2+) metastatic breast cancer. Over-expression of HER2 in breast cancer has been associated historically with increased mortality in early stage disease, decreased time to relapse and increased incidence of metastases. Similarly, the overexpression of HER2 is thought to play an important role in the development and progression of other cancers.

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

We are currently conducting a randomized (2:1), double-blind, controlled pivotal clinical trial, known as HER2CLIMB, comparing tucatinib in combination with capecitabine (Xeloda®) and trastuzumab (Herceptin®) versus placebo, each in combination with capecitabine and trastuzumab in patients with locally advanced or metastatic HER2+ breast cancer who have had prior treatment with a taxane, trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine or T-DM1 (Kadcyla®) and who may or may not have brain metastases. The primary endpoint is progression-free survival (PFS) based upon independent radiologic review. Patients will also be followed for overall survival, which is a secondary endpoint. Key objectives related to assessing activity in brain metastases include a secondary endpoint of PFS in a subset of patients with brain metastases. HER2CLIMB is currently enrolling in the United States and Canada and is expected to expand into Europe, Australia and Israel in the first half of 2017.

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

In December 2016, we announced updated data from the Phase 1b triplet combination study (tucatinib with capecitabine and trastuzumab). The updated results showed that the combination continued to be well tolerated. The updated PFS increased to 7.8 months and the ORR increased to 61%. The median duration of response was 10 months. Patients in the Phase 1b triplet combination trial previously received a median of three HER2-targeted agents such as trastuzumab, pertuzumab, lapatinib or T-DM1. These updated results were presented at the 2016 San Antonio Breast Cancer Symposium.

In June 2016, tucatinib was granted Fast Track designation by the FDA for the treatment of metastatic HER2+ breast cancer. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The HER2CLIMB clinical trial is intended to support a potential NDA submission to the FDA.

We have an exclusive license agreement with Array BioPharma Inc. for the worldwide rights to develop, manufacture and commercialize tucatinib.

Although our efforts are focused primarily on developing and commercializing tucatinib, we have two preclinical programs. CASC-578 is a Chk1 cell cycle inhibitor that is an orally available, small molecule kinase inhibitor and, additionally, we have an antibody, TIGIT antibody, against an immuno-oncology target known as TIGIT. We plan to complete pharmacology studies in the first half of 2017 and to determine whether to conduct IND-enabling studies, including GLP toxicology studies, for CASC-578 in the second half of 2017.

Financial Summary

We have incurred substantial losses since our inception. As of March 31, 2017, our accumulated deficit totaled $583.7 million. We incurred a net loss attributable to common stockholders of $12.4 million for the three months ended March 31, 2017 compared to a net loss attributable to common stockholders of $12.9 million for the same period in 2016. The decrease in net loss attributable to common stockholders for the three months ended March 31, 2017 was primarily due to lower general and administrative expenses of $3.7 million primarily due to compensation-related expenses in connection with management changes in the first quarter of 2016, offset by higher research and development expenses of $2.3 million due to greater activity related to the development of our product candidates and a non-cash deemed dividend of $1.0 million related to the beneficial conversion feature on the Series E convertible preferred stock. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

Key Financial Metrics

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, including costs associated with conducting preclinical studies, clinical development activities and manufacturing costs. These expenses primarily include external research and development expenses incurred pursuant to agreements with third-party manufacturing and contract research and clinical organizations; technology access and licensing fees related to the use of proprietary third-party technologies; and internal expenses associated with employee related costs, including salaries, share-based compensation expense, benefits and related costs; allocated facility overhead which includes depreciation; and third-party consulting and supplier expenses. We recognize research and development expenses, including those paid to third parties, as they are incurred.

General and Administrative. General and administrative expense consists principally of salaries, benefits, share-based compensation expense and related costs for personnel in our executive, business development, finance, accounting, legal, human resources and information technology services functions. Other general and administrative expenses include professional fees for legal, consulting and accounting services, and allocation of our facility costs, which includes depreciation.

Investment and Other Income (Expense) Net. Net investment and other income (expense) consisted of interest and other income on our cash and short-term and long-term investments, debt, foreign exchange gains and losses and other non-operating income (expense). Our investments consist of money market funds, debt securities of U.S. government agencies, highly rated commercial paper, bank notes and corporate bonds.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three Month Periods Ended March 31, 2017 and March 31, 2016

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating expenses	$(11.6)	$(13.0)
Deemed dividend on convertible preferred stock	$(1.0)	$—
Net loss attributable to common stockholders	$(12.4)	$(12.9)

Operating expenses incurred in the three months ended March 31, 2017 decreased by $1.4 million, or 10.8%, compared to the three months ended March 31, 2016. The decrease in our operating expenses was primarily due to lower general and administrative expenses of $3.7 million from the retirement and separation of the former chief executive officer in the first quarter of 2016, offset by an increase in research and development expenses of $2.3 million primarily due to greater activity related to the development of our product candidates.

Net loss attributable to common stockholders for the three months ended March 31, 2017 decreased by $0.5 million. The decrease in our net loss attributable to common stockholders was primarily due to decreases in operating expenses of $1.4 million, offset by a non-cash deemed dividend of $1.0 million related to the beneficial conversion feature on the Series E convertible preferred stock.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Research and development	$8.6	$6.3

Research and development expenses are related primarily to the development of our clinical and pre-clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
	(In millions)
External expenses[1]
Preclinical research expenses	$0.3	$0.4
Clinical development expenses	2.2	1.6
Manufacturing expenses	1.4	0.2
License Fees / Milestones	—	0.2

Total external expenses	3.9	2.4
All other expenses[2]	4.7	3.9

Total research and development	$8.6	$6.3

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

Research and development expenses incurred in the three months ended March 31, 2017 increased by $2.3 million, or 36.5%, compared to the three months ended March 31, 2016, due primarily to increases in contract manufacturing expenses of $1.2 million and clinical development expenses of $0.6 million related to contract clinical services associated with the ongoing clinical trials, and increases in other expense of $0.8 million primarily due to increases in headcount and headcount-related expenses. The increases were partially offset by decreases in license fees of $0.2 million related to the STC.UNM license agreement and decreases in preclinical research expenses of $0.1 million related to laboratory supplies and services.

General and Administrative Expense

	Three Months Ended March 31,
	2017	2016
	(In millions)
General and administrative	$2.9	$6.6

General and administrative expenses for the three months ended March 31, 2017 decreased by $3.7 million, or 56.1%, compared to the three months ended March 31, 2016 was primarily due to decreases in salary and benefit expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former chief executive officer in

January 2016 and lower Retention Plan expenses of $0.5 million, offset by higher headcount and headcount-related expenses of $0.9 million. In addition, the decrease in general and administrative expenses was due to lower professional fees of $0.4 million related to legal and regulatory compliance activities. These decreases were partially offset by a $0.2 million increase in director compensation that was primarily related to a change in fair value of RSUs on re-measurement together with the conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Deemed Dividend on Convertible Preferred Stock

	Three Months Ended March 31,
	2017	2016
	(In millions)
Deemed dividend on convertible preferred stock	$(1.0)	$—

We recognized a beneficial conversion feature in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations.

There were no deemed dividends related to convertible preferred stock recorded in our condensed consolidated statements of operations during the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $35.7 million, short-term investments of $90.2 million and long-term investments of $10.2 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from March 31, 2017. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from March 31, 2017. Our primary source of cash has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $35.7 million as of March 31, 2017 compared to $13.7 million as of December 31, 2016, an increase of $22.0 million, or 160.6%. The increase was the result of net proceeds of $88.0 million from our January 2017 financing offset by cash used to fund our operations of $14.5 million and net investment purchases of $51.4 million.

As of March 31, 2017, our working capital (defined as current assets less current liabilities) was $122.4 million compared to $55.7 million as of December 31, 2016, an increase of $66.7 million, or 119.7%. The increase in working capital was primarily attributable to an increase in short-term investments of $41.1 million, an increase in cash and cash equivalents of $22.0 million, an increase in prepaid and other current assets of $0.3 million and a decrease in current liabilities of $3.4 million.

On January 27, 2017, we closed an underwritten offering of 26,659,300 shares of our common stock at a price to the public of $3.30 per share, for gross proceeds of approximately $88.0 million. The shares included 3,477,300 shares of common stock sold pursuant to the over-allotment option granted by us to the underwriters, which option was exercised in full. In addition, we closed a concurrent underwritten offering of 1,818 shares of our Series E convertible preferred stock at a price to the public of $3,300 per share, for gross proceeds of approximately $6.0 million. Each share of Series E convertible preferred stock is non-voting and convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $94.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $6.0 million, were approximately $88.0 million.

On June 28, 2016, we closed an underwritten public offering of 6,708,333 shares of our common stock at a price to the public of $4.80 per share for gross proceeds of $32.2 million. The shares included 875,000 shares of common stock sold pursuant to the over-allotment option granted by us to the underwriters, which option was exercised in full. In addition, we closed a registered direct offering of 17,250 shares of our Series D convertible preferred stock at a price of $800.00 per share directly to affiliates of BVF for gross proceeds of $13.8 million. Each share of Series D convertible preferred stock is non-voting and convertible into 166.67 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $46.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $2.7 million, were approximately $43.3 million.

We believe that our currently available cash and cash equivalents and investments as of March 31, 2017 will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from business development activities and the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used by operating activities totaled $14.5 million for the three months ended March 31, 2017, compared to $9.8 million for the three months ended March 31, 2016. The increase was attributable primarily to an increase in research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $51.5 million for the three months ended March 31, 2017, compared to $4.2 million for the three months ended March 31, 2016. This change was attributable primarily to purchases of investments, net of redemption, of $51.4 million for the three months ended March 31, 2017 as compared to $4.1 million for the three months ended March 31, 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $88.0 million during the three months ended March 31, 2017, which consisted of net proceeds from our January 2017 concurrent underwritten common stock and Series E convertible preferred stock offerings. Net proceeds from our common stock offering were $82.4 million and net proceeds from our Series E convertible preferred stock offering were approximately $5.6 million. There was no cash provided by or used in financing activities for the three months ended March 31, 2016.

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

As of March 31, 2017, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies eliminates Step 2 of the goodwill impairment test. Entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard will be applied prospectively and is effective for a public business entity that is an SEC filer for its annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating any impact this standard may have on our consolidated financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The guidance changes how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted this standard as of January 1, 2017. Because we have incurred net losses since our inception and maintain a full valuation allowance on our net deferred tax assets, the adoption of this standard does not have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $136.1 million and $62.8 million as of March 31, 2017 and December 31, 2016, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2017 and sustained throughout the period ended March 31, 2017, would result in a decline in investment income of approximately $25,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Product candidates that appear promising in research and development may be delayed or fail to reach later stages of development. For example, preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody, varlilumab, did not demonstrate sufficient activity to move forward with the program. We, therefore, decided not to continue this trial and, in February 2016, we terminated our collaboration agreement with Celldex. The ongoing or future trials for tucatinib (ONT-380) and our preclinical research and development of CASC-578 or TIGIT antibody may fail to demonstrate that these product candidates are sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including tucatinib, CASC-578 and TIGIT antibody.

There is no assurance that tucatinib will be safe, effective or receive regulatory approval for any indication.

Tucatinib is a late-stage clinical development candidate and the risks associated with its development are significant. Promising preclinical data in animal models and early clinical data may not be predictive of later clinical trial results. Clinical data from our pivotal HER2CLIMB clinical trial may fail to establish that tucatinib is effective in treating HER2+ breast cancer or associated brain metastases or may indicate safety profile concerns not indicated by earlier clinical data.

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

In December 2016, we announced that, following discussions with the Food and Drug Administration (FDA) and discussions with our external Steering Committee, we amended the HER2CLIMB clinical trial of tucatinib by increasing the sample size so that, if successful, the trial could serve as a single pivotal study to support a new drug application. The primary endpoint remains progression-free survival (PFS) and the sample size has been increased to approximately 480 patients from 180 patients. Patients will also be followed for overall survival which is a secondary endpoint. Key objectives related to assessing activity in brain metastases include a secondary endpoint of PFS in a subset of patients with brain metastases. There is no assurance that the clinical data will achieve these endpoints in whole or in part. For example, the clinical data may achieve the primary endpoint in the overall study population, but not achieve the secondary endpoint in patients with brain metastases. We have not received a Special Protocol Assessment for the HER2CLIMB study. Thus, even if some or all of the endpoints are achieved and we file an NDA seeking approval for the commercial sale of tucatinib in metastatic breast cancer, there is no assurance that the FDA will approve the application.

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

Reports of adverse events or safety concerns involving tucatinib could delay or prevent us from obtaining regulatory approval.

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

We rely on our license agreement with Array Biopharma, Inc. for our tucatinib technology. Failure to maintain that license agreement could prevent us from continuing to develop and commercialize tucatinib.

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

We also have an exclusive license from Sentinel Oncology for our Chk1 program. If Sentinel Oncology were to terminate our license agreement or if we are unable to maintain the exclusivity of that license agreement, we may be unable to continue to develop CASC-578. Further, we may in the future have a dispute with Sentinel Oncology which may impact our ability to develop and commercialize CASC-578or require us to enter into additional licenses. An adverse result in potential future disputes with our licensor may impact our ability to develop and commercialize CASC-578, may require us to enter into additional licenses, or may require us to incur additional costs in litigation or settlement. In addition, continued development and commercialization of CASC-578may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

We also have a development and option agreement for our TIGIT antibody program with Adimab. If Adimab were to terminate that agreement or if we do not exercise our option to acquire a license from Adimab, we may be unable to continue our TIGIT antibody program. Further, even if we exercise our option we may in the future have a dispute with Adimab which may impact our ability to develop and commercialize a TIGIT antibody or require us to enter into additional licenses. An adverse result in potential future disputes with our Adimab may impact our ability to develop and commercialize a TIGIT antibody, may require us to enter into additional licenses, or may require us to incur additional costs in litigation or settlement. In addition, continued development and commercialization of our TIGIT antibody program may require us to secure licenses to technologies in addition to a license from Adimab. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

We have expended and will continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Conducting a large pivotal trial and other clinical trials and IND-enabling studies is very costly and our funds are very limited. Accordingly, to commercialize tucatinib, if our HER2CLIMB trial is successful, to continue tucatinib’s development into other indications, and to fund the continued development of our other programs, we will need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of tucatinib and our other product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities, and we do not anticipate realizing net income for the foreseeable future. As of March 31, 2017, our accumulated deficit was approximately $583.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of tucatinib or our other product candidates to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

We may be unable to enter into licensing or collaboration relationships.

We may from time to time seek to enter into licensing or collaboration relationships. Proposing, negotiating and implementing an economically viable licensing or collaboration arrangement is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and other institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating or may have more established histories of developing and commercializing products. As a result, our competitors may have a competitive advantage in entering into partnering or licensing arrangements with such third parties. In addition, even if we generate interest in a partnering or licensing arrangement, we may not be able to enter into such arrangements on terms that we find acceptable, if at all. If we do enter into such arrangements, our obligations under the arrangement may require commitments of time and resources that may additional resources.

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

We are currently conducting a pivotal clinical trial and following patients in Phase 1b trials of tucatinib. There can be no assurance that these and future studies and trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

Our product candidates have not yet been manufactured on a commercial scale. Manufacturing at commercial scale may require third-party manufacturers to increase manufacturing capacity, which may require the manufacturers to fund capital improvements to support the scale up of manufacturing and related activities. With respect to a product candidate, we may be required to provide all or a portion of these funds. Third-party manufacturers may not be able to successfully increase manufacturing capacity for a product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between that product candidate manufactured by a new manufacturer and the product candidate manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidate. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of the particular product candidate may be delayed or there may be a shortage in supply.

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

We are currently conducting Phase 1b clinical trials and a pivotal Phase 2 clinical trial for tucatinib. Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	safety issues or side effects;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	our ability to engage to timely engage suitable clinical trial sites that have personnel with the expertise required to conduct our clinical trial;

•	poor effectiveness of product candidates during clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	our ability to satisfy regulatory requirements to commence a clinical trial and conduct the clinical trial in accordance with good clinical practices;

•	our ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.

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

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success may depend in part on our ability to manage the growth and technology integration associated with any of these acquisitions, collaborations and in-licenses. We cannot assure you that we will be able to successfully combine our business with that of acquired businesses, manage collaborations or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion. We may also incur debt obligations, which could require us to comply with covenants which could restrict our ability to operate our business and negatively impact the value of our common stock.

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

In recent years, there have been significant changes in both the patent laws and interpretation of the patent laws in the United States and other countries. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to obtain and maintain patent protection for our products and could prevent us from effectively blocking others from commercializing competitive technologies and products or limit the duration of the patent protection for our technology and products.

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

We are a party to intellectual property license agreements with other parties, including with respect to tucatinib, and expect to enter into additional license agreements in the future. In some circumstances, we may not have the right to may enter into additional license agreements in the future. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if the parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated. If we fail to meet our obligations in our license agreements, our licensors may have the right to terminate these agreements, in which event we may lose intellectual property rights to a product candidate that is covered by the agreement. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business.

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

If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in the United States, Europe, and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates or technology, which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to predict the outcome of any such action. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

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

With respect to checkpoint kinase 1 Inhibitors, there are currently no marketed drugs which specifically target Chk1. There are a few compounds in clinical trials, the most advanced of which is in a Phase 2 study. With respect to our TIGIT antibody program, no marketed products currently target TIGIT, and there are at least two TIGIT antibodies in early stage clinical trials and several in preclinical development.

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

In addition, established competitors may invest significant resources to quickly discover and develop novel compounds that could make tucatinib or our other product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing and distribution infrastructure, we will have difficulty commercializing tucatinib or any of our other product candidates, which would adversely affect our business and financial condition. The complexity of regulations regarding the sales and marketing of pharmaceutical products may require costly and time-consuming efforts to train any sales and marketing personnel, which would negatively impact our financial condition and business operations.

If we lose key personnel, or we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it will be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends in large part upon our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel. In addition, future growth will require us to continue to implement and improve our managerial, operational and financial systems, and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. Any difficulties in hiring or retaining key personnel or managing this growth could disrupt our operations. The competition for qualified personnel in the biopharmaceutical field is strong. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. Due to our limited resources, and the strong competition for qualified personnel, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

As of January 26, 2017, New Enterprise Associates and its affiliates (NEA), Baupost, Inc., and Biotechnology Value Fund and its affiliates (BVF) collectively held combined voting power over approximately 40% of the outstanding shares of our common stock. Additionally, NEA holds shares of our preferred stock convertible into up to 1,818,000 additional shares of our common stock and BVF holds shares of our preferred stock convertible into up to 5,430,601 additional shares of our common stock. As a result of their respective ownership positions, NEA, Baupost, and BVF each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, an increase in our authorized common stock, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. As a result, of this concentration of ownership, these stockholders may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares, could adversely affect our stock price should any of these stockholders elect to sell some or all of their shares, and investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. As of March 31, 2017, we had outstanding preferred stock convertible into 8,498,625 shares of common stock. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

Our management has broad discretion over the use of proceeds from the sale of shares of our common and preferred stock and may not use such proceeds in ways that increase the value of our stock price.

In our June 2016 public offering, we sold 6,708,333 shares of common stock and 17,250 shares of Series D convertible preferred stock for net proceeds of approximately $43.3 million and in our January 2017 public offering, we sold 26,659,300 shares of our common stock and 1,818 shares of our Series E convertible preferred stock in concurrent but separate public offerings for net proceeds of approximately $88.0 million. We have broad discretion over the use of proceeds from the sale of these shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of tucatinib and our other product candidates and cause the price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.	8-K	3.1	January 27, 2017

4.1	Form of Series E Convertible Preferred Stock Certificate.	8-K	4.1	January 27, 2017

4.2	Form of Registration Rights Agreement.	8-K	10.1	January 27, 2017

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer.				X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer.				X

32.1*	Section 1350 Certification of the Principal Executive Officer.				X

32.2*	Section 1350 Certification of the Principal Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADIAN THERAPEUTICS, INC.

Date: May 9, 2017	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer, Chief Business Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.	8-K	3.1	January 27, 2017

4.1	Form of Series E Convertible Preferred Stock Certificate.	8-K	4.1	January 27, 2017

4.2	Form of Registration Rights Agreement.	8-K	10.1	January 27, 2017

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer.				X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer.				X

32.1*	Section 1350 Certification of the Principal Executive Officer.				X

32.2*	Section 1350 Certification of the Principal Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.