Form 10-Q
period 2017-06-30
Cascadian Therapeutics, Inc.
filed 2017-08-08
CIK 1412067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 8, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 50,553,196.

-i-

CASCADIAN THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,915	$13,721
Short-term investments	109,814	49,084
Accounts and other receivables	333	238
Prepaid and other current assets	801	1,411
Total current assets	123,863	64,454
Long-term investments	2,686	—
Property and equipment, net	1,544	1,402
Goodwill	16,659	16,659
Other assets	760	750
Total assets	$145,512	$83,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$297	$824
Accrued and other liabilities	5,096	3,323
Accrued compensation and related liabilities	1,749	4,274
Restricted share unit liability	392	352
Total current liabilities	7,534	8,773
Other liabilities	40	105
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; Series A Convertible Preferred Stock – 10,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of June 30, 2017 and December 31, 2016; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016; Series D Convertible Preferred Stock – 17,250 shares issued and outstanding as of June 30, 2017 and December 31, 2016; Series E Convertible Preferred Stock – 1,818 shares and zero shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 130,000,000 shares and 66,666,667 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 49,303,172 shares and 22,562,640 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	353,852	353,849
Additional paid-in capital	387,615	297,922
Accumulated deficit	(598,445)	(572,334)
Accumulated other comprehensive loss	(5,114)	(5,080)
Total stockholders’ equity	137,908	74,357
Total liabilities and stockholders’ equity	$145,512	$83,265

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Operating expenses
Research and development	$11,514	$6,380	$20,101	$12,717
General and administrative	3,507	4,365	6,482	10,998
Intangible asset impairment	—	19,738	—	19,738
Total operating expenses	15,021	30,483	26,583	43,453
Loss from operations	(15,021)	(30,483)	(26,583)	(43,453)
Other income (expenses)
Investment and other income, net	312	42	472	125
Total other income (expenses), net	312	42	472	125
Loss before income taxes	(14,709)	(30,441)	(26,111)	(43,328)
Income tax (benefit) provision	—	(6,908)	—	(6,908)
Net loss	$(14,709)	$(23,533)	$(26,111)	$(36,420)
Deemed dividend related to beneficial conversion feature on convertible preferred stock	—	(1,599)	(982)	(1,599)
Net loss attributable to common stockholders	$(14,709)	$(25,132)	$(27,093)	$(38,019)
Net loss per share—basic and diluted(1)	$(0.30)	$(1.57)	$(0.60)	$(2.39)
Shares used to compute basic and diluted net loss per share(1)	49,244,348	16,051,836	45,405,430	15,939,412

(1) Basic and diluted net loss per share, and shares to used compute basic and diluted net loss per share for the three and six months ended June 30, 2016 have been adjusted retroactively to reflect the 1-for-6 reverse stock split.

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)

Net loss	$(14,709)	$(23,533)	$(26,111)	$(36,420)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	(23)	18	(35)	29
Other comprehensive income (loss)	(23)	18	(35)	29
Comprehensive loss	$(14,732)	$(23,515)	$(26,146)	$(36,391)

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(26,111)	$(36,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	326
Amortization of premiums and accretion of discounts on securities	26	38
Share-based compensation expense	1,758	3,642
Intangible assets impairment	—	19,738
Income tax (benefit) provision	—	(6,908)
Other	—	(4)
Net change in assets and liabilities:
Accounts and other receivable	(95)	20
Prepaid expenses and other current assets	610	643
Other long-term assets	(11)	(400)
Accounts payable	(527)	871
Accrued and other liabilities	1,747	(515)
Accrued compensation and related liabilities	(2,525)	861
Other long-term liabilities	(65)	(578)
Net cash used in operating activities	(24,831)	(18,686)

Cash flows from investing activities
Purchases of investments	(102,866)	(33,842)
Redemption of investments	39,389	32,466
Purchases of property and equipment, net	(477)	(59)
Net cash used in investing activities	(63,954)	(1,435)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	82,432	29,791
Proceeds from issuance of convertible preferred stock, net of issuance cost	5,616	13,458
Proceeds from exercise of stock options	—	42
Cash paid upon conversion of restricted share units	(69)	(20)
Net cash provided by financing activities	87,979	43,271

Increase (decrease) in cash and cash equivalents	(806)	23,150
Cash and cash equivalents, beginning of period	13,721	27,850
Cash and cash equivalents, end of period	$12,915	$51,000

Supplemental disclosures of non-cash investing and financing activities:
Accretion on convertible preferred stock associated with beneficial conversion feature	$982	$1,599

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

Three and six months ended June 30, 2017 and June 30, 2016

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and six months ended June 30, 2017 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2017. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2017	$(26)	$(5,066)	$(5,092)
Current period other comprehensive income (loss)	(22)	—	(22)
Balance at June 30, 2017	$(48)	$(5,066)	$(5,114)

	Three months ended June 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at March 31, 2016	$13	$(5,066)	$(5,053)
Current period other comprehensive income (loss)	18	—	18
Balance at June 30, 2016	$31	$(5,066)	$(5,035)

	Six months ended June 30, 2017
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(14)	$(5,066)	$(5,080)
Current period other comprehensive income (loss)	(34)	—	(34)
Balance at June 30, 2017	$(48)	$(5,066)	$(5,114)

	Six months ended June 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$2	$(5,066)	$(5,064)
Current period other comprehensive income (loss)	29	—	29
Balance at June 30, 2016	$31	$(5,066)	$(5,035)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

●	Level 1—quoted prices in active markets for identical assets or liabilities;

●	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Money market funds	$5,681	$—	$—	$5,681	$6,559	$—	$—	$6,559
Debt securities of U.S. government agencies	—	78,315	—	78,315	—	38,378	—	38,378
Corporate bonds	—	34,185	—	34,185	—	10,706	—	10,706
	$5,681	$112,500	$—	$118,181	$6,559	$49,084	$—	$55,643
Financial liabilities:
Restricted share units	$392	$—	$—	$392	$352	$—	$—	$352

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six month period ended June 30, 2017.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of June 30, 2017 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from third-party pricing services. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2017
Cash	$7,234	$—	$—	$7,234
Money market funds	5,681	—	—	5,681
Debt securities of U.S. government agencies	78,363	—	(48)	78,315
Corporate bonds	34,186	4	(5)	34,185
Total	$125,464	$4	$(53)	$125,415
As of December 31, 2016
Cash	$7,162	$—	$—	$7,162
Money market funds	6,559	—	—	6,559
Debt securities of U.S. government agencies	38,387	1	(10)	38,378
Corporate bonds	10,711	—	(5)	10,706
Total	$62,819	$1	$(15)	$62,805

The following table summarizes the aggregate related fair value of investments with unrealized losses by investment category:

	As of June 30, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Debt securities of U.S. government agencies	$76,319	$(48)	$31,990	$(10)
Corporate bonds	15,719	(5)	8,955	(5)
Total	$92,038	$(53)	$40,945	$(15)

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of June 30, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$115,540	$115,495	$55,657	$55,643
Greater than one year but less than five years	2,690	2,686	—	—
Total	$118,230	$118,181	$55,657	$55,643

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine Biosciences, Inc. (Alpine) were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016. The indefinite-lived intangible assets represented the value assigned to in-process research and development when the Company acquired the protocell technology. Additionally, as a result of the impairment, the deferred tax liability, which solely relates to the indefinite-lived intangible assets was reversed, resulting in a federal tax benefit of $6.9 million during the three and six months ended June 30, 2016. See “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information. The impairment charge did not result in any significant cash expenditures or otherwise impact the Company’s liquidity or cash. No impairment charges were recorded in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2017.

7.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C, D and E convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three and six months ended June 30, 2017, were the same, since all potentially dilutive shares were anti-dilutive.

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Director and employee stock options	2,547,491	1,898,595	2,547,491	1,898,595
Warrants	841,449	841,449	841,449	841,449
Convertible preferred stock (as converted to common stock):
Series A	1,666,697	1,666,697	1,666,697	1,666,697
Series B	888,851	888,851	888,851	888,851
Series C	1,250,022	1,250,022	1,250,022	1,250,022
Series D	2,875,055	2,875,055	2,875,055	2,875,055
Series E	1,818,000	—	1,818,000	—
Employee restricted share units	142,240	—	142,240	—
Non-employee director restricted share units	105,499	81,612	105,499	81,612
Employee stock purchase plan	2,589	943	2,589	943

8.	EQUITY

Increase in Authorized Common Stock

On June 8, 2017, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 66,666,667 to 130,000,000. The Company filed the Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect such amendment.

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

Each share of Series E Convertible Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series E Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the shares of the Company’s Common Stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series E Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series E Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. Shares of Series E Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series E Convertible Preferred Stock will be required to amend the terms of the Series E Convertible Preferred Stock. Shares of Series E Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

●	senior to all common stock;

●	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series E convertible preferred stock;

●	on parity with the Company’s Series A convertible preferred stock, Series B Convertible Preferred Stock, Series C convertible preferred stock and Series D convertible preferred stock, and any class or series of capital stock created that specifically ranks by its terms on parity with the Series E convertible preferred stock; and

●	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series E convertible preferred stock;

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

The Company recognized a beneficial conversion feature as a non-cash dividend in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash deemed dividend of $1.0 million was recorded in additional paid-in capital as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations for the six months ended June 30, 2017.

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

Each share of Series D Convertible Preferred Stock is convertible into 166.67 shares of the Company’s Common Stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series D Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the shares of the Company’s Common Stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Convertible Preferred Stock will receive a payment equal to $0.0001 per share of Series D Convertible Preferred Stock before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of the Company’s Class UA Preferred Stock and on parity with any distributions to the holders of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series E Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series D Convertible Preferred Stock will be required to amend the terms of the Series D Convertible Preferred Stock. Shares of Series D Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

●	senior to all common stock;

●	senior to any class or series of capital stock created that specifically ranks by its terms junior to the Series D convertible preferred stock;

●	on parity with the Company’s Series A convertible preferred stock, Series B Convertible Preferred Stock, Series C convertible preferred stock and Series E convertible preferred stock, and any class or series of capital stock created that specifically ranks by its terms on parity with the Series D convertible preferred stock; and

●	junior to the Company’s Class UA preferred stock and any class or series of capital stock created that specifically ranks by its terms senior to the Series D convertible preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily.

Beneficial Conversion Feature

The Company recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. The Company immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance. The Company accreted the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which fell within the third quarter of 2016. The non-cash dividend of $1.6 million was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations for the three and six months ended June 30, 2016.

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

9.	WARRANTS

As of June 30, 2017 and December 31, 2016, equity-classified warrants to purchase a total of 841,449 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and six months ended June 30, 2017 and June 30, 2016.

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

10.	SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.86%	74.77%	77.02%	74.73%
Risk-free interest rate	1.86%	1.41%	1.98%	1.42%
Expected life of options (in years)	5.69	6.23	5.69	6.23

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

The Company recognizes share-based compensation expense net of estimated forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company’s estimated forfeiture rate at the time of grant is based on its historical experience.

Share-based compensation expense under the 2016 Equity Incentive Plan (2016 EIP), the Amended and Restated Share Option Plan (the Option Plan), and for an inducement grant, was $1.0 million and $1.0 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Share-based compensation expense was $1.7 million and $3.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The Share-based compensation expense during the six months ended June 30, 2016 included the acceleration of share-based compensation expense in connection with management changes in the first quarter of 2016.

2016 Equity Incentive Plan

On June 23, 2016, the Company’s stockholders approved the 2016 EIP. As of that date, the Company ceased granting options under its Option Plan, ceased granting restricted shares units under its Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. As of the effective date of the 2016 EIP, 1,200,905 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 1,050,000 shares available for awards under the 2016 EIP plus 82,884 and 68,021 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that were available for issuance under the 2016 EIP on the effective date of the 2016 EIP. On June 8, 2017, the Company’s stockholders approved an amendment to the 2016 EIP to increase the total shares of common stock available for issuance under the 2016 EIP from 1,200,905 shares to 7,900,905 shares.

All grants under the 2016 EIP may have a term up to ten years from the date of grant. Vesting schedules are determined by the compensation committee of the board of directors or its designee when each award is granted. Upon vesting of RSUs granted to employees, a portion of the RSUs will be settled in cash equivalent to the employee’s minimum required withholding tax on the value of the vested RSUs. The Company measures and recognizes compensation expense for equity-classified restricted stock units (RSUs), and stock options granted to our employees based on the fair value of the awards on the date of grant. The fair value of each RSU was determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Share-based compensation expense for equity-classified RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. RSU grants made to its non-employee directors are classified as liabilities. Share-based compensation expense for liability-classified RSUs are re-measured at each reporting date until settlement of the award.

During the three and six months ended June 30, 2017, the Company granted 95,999 RSUs with a fair value of approximately $350,000 to its non-employee directors. During the three and six months ended June 30, 2017, the Company issued 45,290 shares and 54,348 shares, respectively, upon conversion of RSUs under the 2016 EIP. During the three months ended June 30, 2017, the Company granted 38,600 stock options and 7,990 RSUs to its employees under the 2016 EIP. During the six months ended June 30, 2017, the Company granted 724,543 stock options and 144,140 RSUs to its employees under the 2016 EIP. No stock options were exercised under the 2016 EIP during the three and six months ended June 30, 2017. As of June 30, 2017, there were 6,718,951 shares of common stock available for future grant under the 2016 EIP.

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

During the three and six months ended June 30, 2016, the Company granted 284,706 and 313,040 stock options under the Option Plan. No stock options were exercised during the three and six months ended June 30, 2017 and June 30, 2016.

Inducement Grant

On April 4, 2016, the Company made an inducement stock option grant (Inducement Grant) of 474,810 options. Options granted under the Inducement Grant vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire ten years following the date of grant. No stock options were exercised under the inducement grant during the three and six months ended June 30, 2017.

Restricted Share Unit Plan

The RSU Plan was established in 2005 for non-employee directors. On June 23, 2016, the stockholders approved the 2016 EIP and the Company ceased granting RSUs under the RSU Plan.

The RSU Plan provided for grants to be made from time to time by the board of directors or a committee thereof. RSU grants to non-employee directors are classified as liabilities. The fair value of each RSU was determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market. Each RSU granted was made in accordance with the RSU Plan and terms specific to that grant. Outstanding RSUs under the RSU Plan have a vesting term of one to two years. Approximately 75% of each RSU represents a contingent right to receive approximately 0.75 of a share of the Company’s common stock upon vesting and approximately 25% represents a contingent right to receive cash, equivalent to the value of 0.25 of a share, upon vesting without any further consideration payable to the Company in respect thereof. For the contingent right to receive cash, the Company is required to deliver an amount in cash equal to the fair market value of these shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be re-measured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. The fair value of the outstanding RSUs on the reporting date was determined to be the closing trading price of the Company’s common shares on that date.

The re-measurement of the outstanding RSUs together with the conversion of the RSUs under the RSU Plan resulted in a reduction of $10,864 and $14,070 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively. The re-measurement of the outstanding RSUs together with the conversion of the RSUs resulted in a reduction of $0.1 million and $0.3 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively.

Upon the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan became available for issuance under the 2016 EIP plan and the Company ceased granting RSUs under the RSU Plan. For the three and six months ended June 30, 2017, 8,592 and 17,771 shares, respectively, were issued upon conversion of RSUs under the RSU Plan. For each of the three and six months ended June 30, 2016, 10,893 shares were issued upon conversion of RSUs under the RSU Plan.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 150,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and six months ended June 30, 2017, expense related to this plan was $49,567 and $98,963, respectively. For the three and six months ended June 30, 2016, expense related to this plan was $31,078 and $68,692, respectively.  Under the ESPP, the Company issued 27,146 shares to employees during each of the three and six months ended June 30, 2017 and 8,261 shares during each of the three and six months ended June 30, 2016. There were 42,527 shares reserved for future issuances under the ESPP as of June 30, 2017.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event-based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of June 30, 2017, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participated in the Retention Plan and (i) remained continuously employed by the Company through the Retention Date or (ii) had been terminated by the Company other than for cause prior to the Retention Date, and (iii) signed a general release of claims was paid a lump-sum cash payment as determined on an individual basis. If such employee’s service was terminated for cause or the employee voluntarily resigned prior to the Retention Date, no such payments were to be made. In January 2017, the Company paid $2.5 million related to this plan. There were no expenses related to the Retention Plan recorded under the Retention Plan for the three months ended June 30, 2017. An expense of $0.1 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the six months ended June 30, 2017. An expense of $0.6 million and $1.4 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there were no liabilities recorded under the Retention Plan, since all obligations under the Retention Plan were paid in full.

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

The License Agreement will expire on a country-by-country basis 10 years following the first commercial sale of the product in each respective country, but may be terminated earlier by either party upon material breach of the License Agreement by the other party or the other party’s insolvency, or by the Company on 180 days’ notice to Array. The Company and Array have also agreed to indemnify the other party for certain of their respective warranties and obligations under the License Agreement.

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

13.	INCOME TAX

Due to projected and actual losses for the year ended December 31, 2017 and 2016, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and six months ended June 30, 2017. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

The information in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our, or in some cases, our partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding:

●	the results we anticipate from our pre-clinical development activities and the clinical trials of our product candidates;

●	our belief that our product candidates could potentially be useful for many different oncology indications that address large markets;

●	our ability to manage our growth;

●	the size of the markets for the treatment of conditions our product candidates target;

●	our ability to acquire or in-license additional product candidates and technologies on commercially reasonable terms, or at all;

●	our ability to engage clinical trial sites and enroll patients in our pivotal HER2CLIMB study;

●	our ability to develop and commercialize tucatinib;

●	our ability to generate future revenue;

●	financing to support our operations, clinical trials and commercialization of our products;

●	our ability to adequately protect our proprietary information and technology from competitors and avoid infringement of proprietary information and technology of our competitors;

●	the possibility that reimbursement programs or government-imposed price restrictions may make our products, if successfully developed and commercialized following regulatory approval, unprofitable;

●	potential exposure to product liability claims and the impact that successful claims against us will have on our ability to commercialize our product candidates;

●	our ability to obtain on commercially reasonable terms adequate product liability insurance for our commercialized products;

●	the possibility that competing products or technologies may make our products, if successfully developed and commercialized following regulatory approval, obsolete;

●	our ability to succeed in finding and retaining joint venture and collaboration partners to assist us in the successful development, marketing, distribution and commercialization of our product candidates and/or approved products;

●	our ability to attract and retain highly qualified scientific, clinical, manufacturing, and management personnel;

●	our ability to identify and capitalize on possible collaboration, strategic partnering, acquisition or divestiture opportunities; and

●	potential problems with third parties, including suppliers and key personnel, upon whom we are dependent.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel targeted compounds that have the potential to improve the lives and outcomes of cancer patients. Our lead clinical-stage product candidate is tucatinib, an oral, HER2-selective small molecule tyrosine kinase inhibitor. Our pipeline also includes CASC-578, a Chk1 kinase inhibitor, and CASC-674, an antibody program against an immuno-oncology target known as TIGIT, both of which are currently in preclinical development.

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

The introduction of HER2-targeted therapies, including antibody-based therapies and the small molecule TKI, lapatinib, has led to improvement in the outcomes of patients with HER2+ cancer. Unlike lapatinib, tucatinib selectively inhibits HER2 and is at least 1,000-fold more selective for HER2 than the epidermal growth factor receptor (EGFR). This selectivity may improve drug tolerability by reducing the risk of severe diarrhea and skin rash.

We are currently conducting a randomized (2:1), double-blind, controlled pivotal clinical trial, known as HER2CLIMB, comparing tucatinib versus placebo, each in combination with capecitabine (Xeloda®) and trastuzumab (Herceptin®), and without loperamide or budesonide prophylaxis, in patients with locally advanced or metastatic HER2+ breast cancer who have had prior treatment with a taxane, trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine or T-DM1 (Kadcyla®) and who may or may not have brain metastases. The primary endpoint is progression-free survival (PFS) based upon independent radiologic review. Patients will also be followed for overall survival, which is a secondary endpoint. Key objectives related to assessing activity in brain metastases include a secondary endpoint of PFS in a subset of patients with brain metastases. HER2CLIMB is currently enrolling patients in the United States, Canada, Western Europe and Australia and is expected to expand into Israel by the end of the year.

In addition, our two Phase 1b trials of tucatinib, one in combination with T-DM1 and another in combination with capecitabine and/or trastuzumab, are fully enrolled and active patients remain on treatment. Results to date from the Phase 1b trials indicate these drug combinations are well tolerated and may provide clinical activity in heavily pretreated patients with metastatic breast cancer, with and without brain metastases. Tucatinib is also expected to be studied in several investigator-sponsored trials in combination with approved agents in breast cancer, and in June 2017, an investigator-sponsored trial was initiated to evaluate tucatinib for patients with colorectal cancer.

In July 2017, we announced that the European Medicines Agency (EMA) has confirmed that positive results from HER2CLIMB could serve as a single registrational trial for submission of a Marketing Authorization Application to the EMA for potential marketing approval. We had received similar confirmation from the FDA in 2016.

In June 2017, we announced that tucatinib was granted orphan designation by the FDA for the treatment of breast cancer patients with brain metastases.

In December 2016, we announced updated data from the Phase 1b triplet combination study (tucatinib with capecitabine and trastuzumab). The updated results showed that the combination continued to be well tolerated. Compared to previously reported interim results, the updated PFS increased to 7.8 months and the ORR increased to 61%. The median duration of response was 10 months. Patients in the Phase 1b triplet combination trial previously received a median of three HER2-targeted agents such as trastuzumab, pertuzumab, lapatinib or T-DM1. These updated results were presented at the 2016 San Antonio Breast Cancer Symposium.

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

Financial Summary

We have incurred substantial losses since our inception. As of June 30, 2017, our accumulated deficit totaled $598.4 million. We incurred a net loss attributable to common stockholders of $27.1 million for the six months ended June 30, 2017 compared to a net loss attributable to common stockholders of $38.0 million for the same period in 2016. The decrease in net loss attributable to common stockholders for the six months ended June 30, 2017 was primarily due to the intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement in 2016. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets were considered fully impaired and written-off during the six months ended June 30, 2016. For additional information, please refer to “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report. In addition, the decrease in loss was due to lower general and administrative expenses of $4.5 million primarily due to compensation-related expenses in connection with management changes in the first quarter of 2016 and lower non-cash expense from the deemed dividend related to the beneficial conversion feature on convertible preferred stock, which was $1.0 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016. The decreases in net loss attributable to common stockholders were partially offset by higher research and development expenses of $7.4 million due to greater activity related to the development of our product candidates and a $6.9 million tax benefit related to the reversal of our deferred tax liability that was solely related to the indefinite-lived intangible asset that was written off due to the full impairment during the six months ended June 30, 2016. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based on our condensed consolidated financial statements, which have been included elsewhere in this report and which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of our consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017. There have been no material changes in our critical accounting policies and judgments since that date.

Results of Operations for the Three- and Six- Month Periods Ended June 30, 2017 and June 30, 2016

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)

Operating expenses	$(15.0)	$(30.5)	$(26.6)	$(43.5)
Income tax (benefit) provision	$—	$(6.9)	$—	$(6.9)
Deemed dividend on convertible preferred stock	$—	$(1.6)	$(1.0)	$(1.6)
Net loss attributable to common stockholders	$(14.7)	$(25.1)	$(27.1)	$(38.0)

Operating expenses incurred in the three months ended June 30, 2017 decreased by $15.5 million, or 50.8%, compared to the three months ended June 30, 2016. The decrease in our operating expenses was primarily due to the intangible asset impairment charge of $19.7 million during the three months ended June 30, 2016 and a decrease in general and administrative expenses of $0.9 million primarily due to a decrease in professional fees related to legal and regulatory compliance activities. The decrease was offset by an increase in research and development expenses of $5.1 million primarily due to greater activity related to the development of our product candidates.

Operating expenses incurred in the six months ended June 30, 2017 decreased by $16.9 million, or 38.9%, compared to the six months ended June 30, 2016. The decrease in our operating expenses was primarily due to the intangible asset impairment charge of $19.7 million during the six months ended June 30, 2016. In addition, general and administrative expenses decreased by $4.5 million primarily due to a decrease in salary and benefit expense mostly from the retirement and separation of the former chief executive officer in the first quarter of 2016 and a decrease in professional fees related to legal and regulatory compliance activities. The decrease was offset by an increase in research and development expenses of $7.4 million primarily due to greater activity related to the development of our product candidates.

We also recognized a $6.9 million tax benefit during the six months ended June 30, 2016, upon the reversal of our deferred tax liability, which solely relates to the indefinite-lived intangible assets.

Net loss attributable to common stockholders for the three months ended June 30, 2017 decreased by $10.4 million. The decrease in our net loss attributable to common stockholders was primarily due to decreases in operating expenses of $15.5 million, a non-cash deemed dividend of $1.6 million related to the beneficial conversion feature on the Series D convertible preferred stock and an increase in investment and other income of $0.3 million, offset by a $6.9 million tax benefit related to termination of the license agreement with STC.UNM for the three months ended June 30, 2016.

Net loss attributable to common stockholders for the six months ended June 30, 2017 decreased by $10.9 million. The decrease in our net loss attributable to common stockholders was primarily due to decreases in operating expenses of $16.9 million, lower non-cash deemed dividend of $0.6 million related to the beneficial conversion feature on convertible preferred stock, and higher investment and other income of $0.3 million, offset by a $6.9 million tax benefit related to termination of the license agreement with STC.UNM for the six months ended June 30, 2016.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Research and development	$11.5	$6.4	$20.1	$12.7

Research and development expenses are related primarily to the development of our clinical and pre-clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
External expenses[1]
Clinical development expenses	$3.8	$2.3	$5.4	$4.0
Manufacturing expenses	2.8	1.3	4.2	1.5
Preclinical research expenses	0.7	0.3	1.1	0.8
License Fees / Milestones	—	(1.1)	—	(0.9)
Total external expenses	7.3	2.8	10.7	5.4
All other expenses[2]	4.2	3.6	9.4	7.3
Total research and development	$11.5	$6.4	$20.1	$12.7

1External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.

2 All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

Research and development expenses incurred in the three months ended June 30, 2017 increased by $5.1 million, or 79.7%, compared to the three months ended June 30, 2016, due primarily to increases in clinical development expenses of $1.5 million and contract manufacturing expenses of $1.5 million related to contract clinical services associated with the ongoing clinical trials, increases in other expenses of $0.6 million mostly due to increases in headcount and headcount-related expenses, increases in preclinical research expenses of $0.4 million for laboratory supplies and services and license fees of $1.1 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement during three months ended June 30, 2016.

Research and development expenses incurred in the six months ended June 30, 2017 increased by $7.4 million, or 58.3%, compared to the six months ended June 30, 2016, due primarily to increases in contract manufacturing expenses of $2.7 million and clinical development expenses of $1.4 million related to contract clinical services associated with the ongoing clinical trials, increases in other expense of $2.1 million mostly due to increases in headcount and headcount-related expenses, increases in preclinical research expenses of $0.3 million for laboratory supplies and services and license fees of $0.9 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement during six months ended June 30, 2016.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
General and administrative	$3.5	$4.4	$6.5	$11.0

General and administrative expenses for the three months ended June 30, 2017 decreased by $0.9 million, or 20.5%, compared to the three months ended June 30, 2016, primarily due to decreases in professional fees of $0.7 million related to legal and regulatory compliance activities. In addition, the decrease in general and administrative expenses was due to decreases in salary and benefit expense related to lower Retention Plan expenses of $0.6 million and lower share-based compensation expenses of $0.1 million, offset by higher headcount and headcount-related expenses of $0.5 million.

General and administrative expenses for the six months ended June 30, 2017 decreased by $4.5 million, or 40.9%, compared to the six months ended June 30, 2016, primarily due to decreases in salary and benefit expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016 and lower Retention Plan expenses of $1.2 million, offset by higher headcount and headcount-related expenses of $1.4 million. In addition, the decrease in general and administrative expenses was due to lower professional fees of $1.2 million related to legal and regulatory compliance activities. These decreases were partially offset by a $0.3 million increase in director compensation that was primarily related to the grant and conversion of the RSUs together with a change in fair value of RSUs on re-measurement of the outstanding RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Intangible Assets Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Intangible asset impairment	$—	$(19.7)	$—	$(19.7)

During the three and six months ended June 30, 2017, no impairment charges were recorded in our condensed consolidated statements of operations.

On May 5, 2016, we entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets, valued at $19.7 million were considered fully impaired. $19.7 million was fully written-off and recorded as intangible asset impairment in our condensed consolidated statements of operations during the three and six months ended June 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when we acquired the protocell technology in connection with the acquisition of Alpine in 2014. For additional information, see “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Income tax (benefit) provision	$—	$(6.9)	$—	$(6.9)

During the three and six months ended June 30, 2017, no income tax benefit or provision were recorded in our condensed consolidated statements of operations.

Due to the $19.7 million impairment of indefinite-lived intangible assets, we reversed our deferred tax liability, which solely relates to the indefinite-lived intangible assets, and recorded a $6.9 million tax benefit in our condensed consolidated statements of operations for the three and six months ended June 30, 2016. For additional information, see “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report.

Deemed Dividend on Convertible Preferred Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Deemed dividend on convertible preferred stock	$—	$(1.6)	$(1.0)	$(1.6)

During the three months ended June 30, 2017, there were no deemed dividends related to convertible preferred stock recorded in our condensed consolidated statements of operations. During the six months ended June 30, 2017, we recognized a beneficial conversion feature in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations.

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

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $12.9 million, short-term investments of $109.8 million and long-term investments of $2.7 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from June 30, 2017. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from June 30, 2017. Our primary source of cash has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.9 million as of June 30, 2017 compared to $13.7 million as of December 31, 2016, a decrease of $0.8 million, or 5.8%. The decrease was the result of cash used to fund our operations of $24.8 million, net investment purchases of $63.5 million and purchases of property and equipment of $0.5 million, offset by net proceeds of $88.0 million from our January 2017 financing.

As of June 30, 2017, our working capital (defined as current assets less current liabilities) was $116.3 million compared to $55.7 million as of December 31, 2016, an increase of $60.6 million, or 108.8%. The increase in working capital was primarily attributable to an increase in short-term investments of $60.7 million and a decrease in current liabilities of $1.2 million, offset by a decrease in cash and cash equivalents of $0.8 million and a decrease in prepaid and other current assets of $0.6 million.

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

We believe that our currently available cash and cash equivalents and investments as of June 30, 2017 will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from business development activities and the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used by operating activities totaled $24.8 million for the six months ended June 30, 2017, compared to $18.7 million for the six months ended June 30, 2016. The increase was attributable primarily to an increase in research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $64.0 million for the six months ended June 30, 2017, compared to $1.4 million for the six months ended June 30, 2016. This change was attributable primarily to higher purchases of investments, net of redemption, of $63.5 million for the six months ended June 30, 2017 as compared to $1.4 million for the six months ended June 30, 2016, and an increase in purchases of property and equipment of $0.4 million during the six months ended June 30, 2017 compared to the same period in 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $88.0 million during the six months ended June 30, 2017, which consisted of net proceeds from our January 2017 concurrent underwritten common stock and Series E convertible preferred stock offerings. Net proceeds from our common stock offering were $82.4 million and net proceeds from our Series E convertible preferred stock offering were approximately $5.6 million.

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

As of June 30, 2017, none of the milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

Guarantees and Indemnification

In the ordinary course of our business, we have entered into agreements with our collaboration partners, vendors, and other persons and entities that include guarantees or indemnity provisions. For example, our agreements with clinical trial sites and third-party manufacturers contain certain customary indemnification provisions, and we have entered into indemnification agreements with our officers and directors. Based on information known to us as of the filing date of this report we believe that our exposure related to these guarantees and indemnification obligations is not material.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $125.4 million and $62.8 million as of June 30, 2017 and December 31, 2016, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2017 and sustained throughout the period ended June 30, 2017, would result in a decline in investment income of approximately $47,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Product candidates that appear promising in research and development may be delayed or fail to reach later stages of development. For example, preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody, varlilumab, did not demonstrate sufficient activity to move forward with the program. We, therefore, decided not to continue this trial and, in February 2016, we terminated our collaboration agreement with Celldex. The ongoing or future trials for tucatinib (ONT-380) and our preclinical research and development of CASC-578 or CASC-674 may fail to demonstrate that these product candidates are sufficiently safe and effective to warrant further development.

Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates, including tucatinib, CASC-578 and CASC-674.

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

In June 2017, an investigator-sponsored trial was initiated to evaluate tucatinib in patients with colorectal cancer. Additional investigator-sponsored clinical trials of tucatinib in other indications may also be initiated in the future. We may also initiate additional clinical trials of tucatinib. Data from clinical trials we or investigators may initiate in other indications may fail to demonstrate that tucatinib is effective in the indications studied or safety profile concerns may arise. In that event, even if the pivotal HER2CLIMB succeeds in reaching its endpoints and receives regulatory approval, we may not be able to continue development of tucatinib in other indications or to receive regulatory approval for additional indications, which may limit the commercial potential of tucatinib and harm our business.

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

We also have an exclusive license from Sentinel Oncology for our Chk1 program. If Sentinel Oncology were to terminate our license agreement or if we are unable to maintain the exclusivity of that license agreement, we may be unable to continue to develop CASC-578. Further, we may in the future have a dispute with Sentinel Oncology which may impact our ability to develop and commercialize CASC-578 or require us to enter into additional licenses. An adverse result in potential future disputes with our licensor may impact our ability to develop and commercialize CASC-578, may require us to enter into additional licenses, or may require us to incur additional costs in litigation or settlement. In addition, continued development and commercialization of CASC-578 may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

We also have a development and option agreement for our CASC-674 program with Adimab. If Adimab were to terminate that agreement or if we do not exercise our option to acquire a license from Adimab, we may be unable to continue our CASC-674 program. Further, even if we exercise our option we may in the future have a dispute with Adimab which may impact our ability to develop and commercialize CASC-674 or require us to enter into additional licenses. An adverse result in potential future disputes with our Adimab may impact our ability to develop and commercialize CASC-674, may require us to enter into additional licenses, or may require us to incur additional costs in litigation or settlement. In addition, continued development and commercialization of our CASC-674 program may require us to secure licenses to technologies in addition to a license from Adimab. We may not be able to secure these licenses on commercially reasonable terms, if at all.

Our development programs for our Chk1 kinase inhibitor and TIGIT antibodies is at an early stage, and one or both of those programs may not be successful or warrant further internal investment.

Our development efforts for our Chk1 kinase inhibitor and TIGIT antibodies are at an early stage. We have not yet completed any IND-enabling preclinical studies for our Chk1 kinase inhibitor or CASC-674 programs, and future research and preclinical development of our Chk1 kinase inhibitor or TIGIT antibodies may indicate that one or both of those programs do not have sufficient indications of clinical benefit or acceptable tolerability. If our preclinical research and development efforts do not support further development of our Chk1 kinase inhibitor or TIGIT antibodies, we may suspend such development activities.

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

We have expended and will continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. Conducting a large pivotal trial and other clinical trials and IND-enabling studies is very costly and our funds are very limited. Accordingly, to commercialize tucatinib, if our HER2CLIMB trial is successful, to continue tucatinib’s development into other indications, and to fund the continued development of our other programs, we will need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of tucatinib and our other product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

●	the pace of enrollment in the HER2CLIMB trial and the actual costs of that trial;

●	whether we enter into licensing or collaboration arrangements for any of our product candidates that reduce our costs to develop those product candidates;

●	activities and arrangements related to the commercialization of our product candidates;

●	the progress of our research and development programs;

●	the progress of preclinical and clinical testing of our product candidates;

●	the time and cost involved in obtaining regulatory approvals for our product candidates;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

●	the effect of competing technological and market developments;

●	the effect of changes and developments in our existing licensing and other relationships; and

●	the terms of any new collaborative, licensing and other arrangements that we may establish.

If we require additional financing and cannot secure sufficient financing on acceptable terms, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which could have a material adverse effect on our business and financial condition.

We have a history of net losses, we anticipate additional losses and we may never become profitable.

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities, and we do not anticipate realizing net income for the foreseeable future. As of June 30, 2017, our accumulated deficit was approximately $598.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of tucatinib or our other product candidates to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We currently rely on third-party manufacturers and other third parties to manufacture, package and supply tucatinib. Any disruption in production, inability of these third parties to produce adequate, satisfactory quantities to meet our needs or other impediments with respect to, manufacturing and supply could adversely affect our ability to continue the HER2CLIMB and other clinical trials of tucatinib, delay submissions of our regulatory applications or adversely affect our ability to commercialize tucatinib in a timely manner, or at all.

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

We are currently conducting a pivotal Phase 2 clinical trial and following patients in ongoing Phase 1b clinical trials for tucatinib. Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

●	safety issues or side effects;

●	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

●	our ability to engage to timely engage suitable clinical trial sites that have personnel with the expertise required to conduct our clinical trial;

●	poor effectiveness of product candidates during clinical trials;

●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

●	our ability to satisfy regulatory requirements to commence a clinical trial and conduct the clinical trial in accordance with good clinical practices;

●	our ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials; and

●	varying interpretation of data by the FDA and similar foreign regulatory agencies.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payer paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of our product candidates. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	availability, relative cost and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

In addition, if we fail to comply with any applicable requirements, we could be subject to penalties, including:

●	warning letters;

●	untitled letters;

●	suspension of clinical trials;

●	product liability litigation;

●	total or partial suspension of manufacturing or costly new manufacturing requirements;

●	fines;

●	product recalls;

●	withdrawal of regulatory approval;

●	operating restrictions;

●	disgorgement of profits;

●	injunctions; and

●	criminal prosecution.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize tucatinib. Acquisitions, collaborations and in-licenses involve numerous risks, including:

●	substantial cash expenditures;

●	potentially dilutive issuance of equity securities;

●	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

●	potential adverse consequences if the acquired assets are worth less than we anticipated or we are unable to successfully develop and commercialize the acquired assets for any reason;

●	difficulties in assimilating the operations and technology of the acquired companies;

●	potential disputes, including litigation, regarding contingent consideration for the acquired assets;

●	the assumption of unknown liabilities of the acquired businesses;

●	diverting our management’s attention away from other business concerns;

●	entering markets in which we have limited or no direct experience; and

●	potential loss of our key employees or key employees of the acquired companies or businesses.

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

We are a party to intellectual property license agreements with other parties, including with respect to tucatinib, and expect to enter into additional license agreements in the future. In some circumstances, we may not have the right to enter into additional license agreements in the future. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if the parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated. If we fail to meet our obligations in our license agreements, our licensors may have the right to terminate these agreements, in which event we may lose intellectual property rights to a product candidate that is covered by the agreement. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business.

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

Many of our employees were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others, we may be subject to claims that we or our employees have used or disclosed proprietary information of a former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, legal proceedings relating to the defense may cause us to incur significant expenses and reduce our resources available for development activities.

If our trademarks are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks, CASCADIAN THERAPEUTICS and CASCADIAN, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to this trademark and build name recognition in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademark, then we may not be able to compete effectively and our business may be adversely affected.

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

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including because its activities do not infringe that patent. There is no assurance that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.

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

The use of tucatinib or our other product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or other third parties. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for approved products;

●	delay in completing or failure to complete enrollment in any clinical trial of the affected product;

●	impairment of our business reputation;

●	withdrawal of clinical trial participants;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	loss of revenues; and

●	the inability to commercialize our product candidates.

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

Tucatinib is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody toxin conjugate ado-trastuzumab emtansine or T-DM1 (Kadcyla®). In addition, lapatinib (Tykerb®) is a dual EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer and neratinib (Nerlynx®) is a EGFR/HER2/HER4 inhibitor indicated for extended adjuvant use that is also being studied for use in metastatic breast cancer. Margetuximab is a HER2 targeted, Fc-optimized antibody which is in late-stage clinical development.

With respect to checkpoint kinase 1 Inhibitors, there are currently no marketed drugs which specifically target Chk1. There are a few compounds in clinical trials, the most advanced of which is in a Phase 2 study. With respect to our CASC-674 program, no marketed products currently target TIGIT, and there are several TIGIT antibodies in early stage clinical trials and several in preclinical development.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

●	design and develop product candidates that are superior to other products in the market;

●	attract qualified scientific, medical, sales and marketing and commercial personnel;

●	obtain patent and/or other proprietary protection for our processes and product candidates;

●	obtain required regulatory approvals; and

●	successfully collaborate with others, as needed, in the design, development and commercialization of our product candidates.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize tucatinib or any of our other product candidates, we must either acquire or internally develop a selling, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. We may not be able to enter into such arrangements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Our business involves the use of hazardous material, which requires us to comply with environmental regulations and we will be required to adjust to new and upcoming requirements relating to the materials composition of our product candidates. If we use hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages. Environmental regulations could have a material adverse effect on the results of our operations and our financial position. We maintain insurance for any liability associated with our hazardous materials activities, and it is possible in the future that our coverage would be insufficient if we incurred a material environmental liability.

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

The market prices for and trading volumes of securities of biopharmaceutical companies, including our securities, have been historically volatile. For example, we experienced significant volatility following a press release regarding our Phase 1b studies of tucatinib in December 2015. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of preclinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

●	public concern as to the safety of products developed by us or others;

●	our ability to timely enroll patients and complete our pivotal HER2CLIMB clinical study;

●	the results of the HER2CLIMB study or other studies of tucatinib that we or investigators may undertake;

●	our ability to execute our business strategies;

●	technological innovations or new therapeutic products;

●	governmental regulations;

●	developments in patent or other proprietary rights;

●	litigation;

●	general market conditions in our industry or in the economy as a whole;

●	comments by securities analysts;

●	comments made on social media platforms, including blogs, websites, message boards and other forms of Internet-based communications;

●	difficulty with the market interpreting and understanding complex data;

●	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

●	the incurrence of debt; and

●	political instability, natural disasters, war and/or events of terrorism.

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

As of March 31, 2017, New Enterprise Associates and its affiliates (NEA), Baupost, Inc., Redmile Group, LLC (Redmile) and Biotechnology Value Fund and its affiliates (BVF) collectively held combined voting power over approximately 50% of the outstanding shares of our common stock. Additionally, NEA holds shares of our preferred stock convertible into up to 1,818,000 additional shares of our common stock and BVF holds shares of our preferred stock convertible into up to 5,430,601 additional shares of our common stock. As a result of their respective ownership positions, NEA, Baupost, Redmile and BVF each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, an increase in our authorized common stock, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. As a result, of this concentration of ownership, these stockholders may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares, could adversely affect our stock price should any of these stockholders elect to sell some or all of their shares, and investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. As of June 30, 2017, we had outstanding preferred stock convertible into 8,498,625 shares of common stock. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	3.1	June 9, 2017

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer.				X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer.				X

32.1*	Section 1350 Certification of the Principal Executive Officer.				X

32.2*	Section 1350 Certification of the Principal Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADIAN THERAPEUTICS, INC.

Date: August 8, 2017	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer, Chief Business Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	3.1	June 9, 2017

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer.				X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer.				X

32.1*	Section 1350 Certification of the Principal Executive Officer.				X

32.2*	Section 1350 Certification of the Principal Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.