Form 10-Q
period 2017-09-30
Cascadian Therapeutics, Inc.
filed 2017-11-08
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 8, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 50,560,320.

CASCADIAN THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

- ii -

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$12,739	$13,721
Short-term investments	89,259	49,084
Accounts and other receivables	333	238
Prepaid and other current assets	1,222	1,411
Total current assets	103,553	64,454
Long-term investments	10,981	—
Property and equipment, net	1,395	1,402
Goodwill	16,659	16,659
Other assets	799	750
Total assets	$133,387	$83,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$619	$824
Accrued and other liabilities	5,452	3,323
Accrued compensation and related liabilities	2,269	4,274
Restricted share unit liability	393	352
Total current liabilities	8,733	8,773
Other liabilities	8	105
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; Series A Convertible Preferred Stock – 2,500 shares and 10,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of September 30, 2017 and December 31, 2016; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016; Series D Convertible Preferred Stock – 17,250 shares issued and outstanding as of September 30, 2017 and December 31, 2016; Series E Convertible Preferred Stock – 1,818 shares and zero shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 130,000,000 shares and 66,666,667 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 50,560,320 shares and 22,562,640 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	353,852	353,849
Additional paid-in capital	388,362	297,922
Accumulated deficit	(612,506)	(572,334)
Accumulated other comprehensive loss	(5,092)	(5,080)
Total stockholders’ equity	124,616	74,357
Total liabilities and stockholders’ equity	$133,387	$83,265

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Operating expenses
Research and development	$10,910	$7,281	$31,011	$19,998
General and administrative	3,448	3,511	9,930	14,509
Intangible asset impairment	—	—	—	19,738
Total operating expenses	14,358	10,792	40,941	54,245
Loss from operations	(14,358)	(10,792)	(40,941)	(54,245)
Other income
Investment and other income, net	297	19	769	144
Total other income, net	297	19	769	144
Loss before income taxes	(14,061)	(10,773)	(40,172)	(54,101)
Income tax benefit	—	—	—	(6,908)
Net loss	$(14,061)	$(10,773)	$(40,172)	$(47,193)
Deemed dividend related to beneficial conversion feature on convertible preferred stock	—	(989)	(982)	(2,588)
Net loss attributable to common stockholders	$(14,061)	$(11,762)	$(41,154)	$(49,781)
Net loss per share—basic and diluted (1)	$(0.28)	$(0.52)	$(0.87)	$(2.74)
Shares used to compute basic and diluted net loss per share (1)	50,404,201	22,551,740	47,089,996	18,159,603

(1) Basic and diluted net loss per share, and shares to used compute basic and diluted net loss per share for the three and nine months ended September 30, 2016 have been adjusted retroactively to reflect the 1-for-6 reverse stock split.

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)

Net loss	$(14,061)	$(10,773)	$(40,172)	$(47,193)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) during the period, net	23	(30)	(12)	(1)
Other comprehensive income (loss)	23	(30)	(12)	(1)
Comprehensive loss	$(14,038)	$(10,803)	$(40,184)	$(47,194)

See accompanying notes to the condensed consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2017	2016
	(Unaudited)

Cash flows from operating activities
Net loss	$(40,172)	$(47,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	483
Amortization of premiums and accretion of discounts on securities	22	139
Share-based compensation expense	2,515	4,520
Intangible assets impairment	—	19,738
Income tax benefit	—	(6,908)
Other	5	65
Net change in assets and liabilities:
Accounts and other receivable	(95)	(40)
Prepaid expenses and other current assets	189	250
Other long-term assets	(49)	(395)
Accounts payable	(205)	302
Accrued and other liabilities	2,129	(27)
Accrued compensation and related liabilities	(2,005)	1,638
Other long-term liabilities	(97)	(608)
Net cash used in operating activities	(37,225)	(28,036)
Cash flows from investing activities
Purchases of investments	(117,816)	(74,000)
Redemption of investments	66,626	47,284
Purchases of property and equipment, net	(536)	(74)
Net cash used in investing activities	(51,726)	(26,790)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost	82,432	29,823
Proceeds from issuance of convertible preferred stock, net of issuance cost	5,616	13,458
Proceeds from exercise of stock options	—	42
Cash paid upon conversion of restricted share units	(79)	(20)
Recovery of related party short-swing profit	—	225
Net cash provided by financing activities	87,969	43,528
Decrease in cash and cash equivalents	(982)	(11,298)
Cash and cash equivalents, beginning of period	13,721	27,850
Cash and cash equivalents, end of period	$12,739	$16,552

Supplemental disclosures of non-cash investing and financing activities:
Accretion on convertible preferred stock associated with beneficial conversion feature	$982	$2,588

See accompanying notes to the condensed consolidated financial statements.

CASCADIAN THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2017 and September 30, 2016

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

Omitted from these statements are certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP. The Company believes all adjustments necessary for a fair statement of the results for the periods presented have been made, and such adjustments consist only of those considered normal and recurring in nature. The financial results for the three and nine months ended September 30, 2017 are not necessarily indicative of financial results for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and notes presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

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

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2017. The tables below show the changes in accumulated balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30, 2017
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at June 30, 2017	$(49)	$(5,066)	$(5,115)
Current period other comprehensive income (loss)	23	—	23
Balance at September 30, 2017	$(26)	$(5,066)	$(5,092)

	Three months ended September 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
		(In thousands)
Balance at June 30, 2016	$31	$(5,066)	$(5,035)
Current period other comprehensive loss	(30)	—	(30)
Balance at September 30, 2016	$1	$(5,066)	$(5,065)

	Nine months ended September 30, 2017
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(14)	$(5,066)	$(5,080)
Current period other comprehensive income (loss)	(12)	—	(12)
Balance at September 30, 2017	$(26)	$(5,066)	$(5,092)

	Nine months ended September 30, 2016
	Net unrealized gains/(losses) on Available-for-sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$2	$(5,066)	$(5,064)
Current period other comprehensive income (loss)	(1)	—	(1)
Balance at September 30, 2016	$1	$(5,066)	$(5,065)

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this update, the impairment charge will be measured based on the excess of a reporting unit’s carrying value over its fair value.  The standard will be applied prospectively and is effective for a public business entity that is an SEC filer for its annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. This standard changes how companies account for certain aspects of share-based payments to employees including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard as of January 1, 2017.  Because the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

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

The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs which reflect the Company’s market assumptions when measuring fair value. There are three levels of inputs that may be used to measure fair value:

●	Level 1—quoted prices in active markets for identical assets or liabilities;

●	Level 2—observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Financial assets:
Money market funds	$5,271	$—	$—	$5,271	$6,559	$—	$—	$6,559
Debt securities of U.S. government agencies	—	66,508	—	66,508	—	38,378	—	38,378
Corporate bonds	—	33,732	—	33,732	—	10,706	—	10,706
	$5,271	$100,240	$—	$105,511	$6,559	$49,084	$—	$55,643
Financial liabilities:
Restricted share units	$393	$—	$—	$393	$352	$—	$—	$352

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three- and nine-month period ended September 30, 2017.

5.	FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, investments and accounts and other receivables that will result in future cash receipts, as well as accounts payable, accrued and other liabilities, restricted share unit liabilities, and Class UA preferred stock that may require future cash outlays.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of September 30, 2017 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from third-party pricing services. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2017
Cash	$7,468	$—	$—	$7,468
Money market funds	5,271	—	—	5,271
Debt securities of U.S. government agencies	66,535	1	(28)	66,508
Corporate bonds	33,731	6	(5)	33,732
Total	$113,005	$7	$(33)	$112,979
As of December 31, 2016
Cash	$7,162	$—	$—	$7,162
Money market funds	6,559	—	—	6,559
Debt securities of U.S. government agencies	38,387	1	(10)	38,378
Corporate bonds	10,711	—	(5)	10,706
Total	$62,819	$1	$(15)	$62,805

The following table summarizes the aggregate related fair value of investments with unrealized losses by investment category:

	As of September 30, 2017		As of December 31, 2016

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Debt securities of U.S. government agencies	$60,522	$(28)	$31,990	$(10)
Corporate bonds	13,766	(5)	8,955	(5)
Total	$74,288	$(33)	$40,945	$(15)

The following table summarizes the Company’s available-for-sale securities by contractual maturity:

	As of September 30, 2017		As of December 31, 2016

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$94,549	$94,530	$55,657	$55,643
Greater than one year but less than five years	10,988	10,981	—	—
Total	$105,537	$105,511	$55,657	$55,643

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to mutually terminate the license agreement relating to protocell technology. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine Biosciences, Inc. (Alpine) were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016. The indefinite-lived intangible assets represented the value assigned to in-process research and development when the Company acquired the protocell technology. Additionally, as a result of the impairment, the deferred tax liability, which solely relates to the indefinite-lived intangible assets was reversed, resulting in a federal tax benefit of $6.9 million during the nine months ended September 30, 2016. See “Note 13 — Income Tax” of the unaudited financial statements included in this report for additional information. The impairment charge did not result in any significant cash expenditures or otherwise impact the Company’s liquidity or cash. No impairment charges were recorded in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2017.

7.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C, D and E convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the three and nine months ended September 30, 2017, were the same, since all potentially dilutive shares were anti-dilutive.

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Director and employee stock options	3,248,853	1,804,159	3,248,853	1,804,159
Warrants	841,449	841,449	841,449	841,449
Convertible preferred stock (as converted to common stock):
Series A	416,673	1,666,697	416,673	1,666,697
Series B	888,851	888,851	888,851	888,851
Series C	1,250,022	1,250,022	1,250,022	1,250,022
Series D	2,875,055	2,875,055	2,875,055	2,875,055
Series E	1,818,000	—	1,818,000	—
Employee restricted share units	317,600	—	317,600	—
Non-employee director restricted share units	95,999	81,612	95,999	81,612
Employee stock purchase plan	17,641	6,192	17,641	6,192

8.	EQUITY

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

The Company recognized a beneficial conversion feature as a non-cash dividend in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash deemed dividend of $1.0 million was recorded in additional paid-in capital as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

Beneficial Conversion Feature

The Company recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. The Company immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance. The Company accreted the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which fell within the third quarter of 2016. The non-cash dividend of $1.0 million and $2.6 million was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

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

Conversion of Series A Convertible Preferred Stock into Common Stock

During the three and nine months ended September 30, 2017, 7,500 shares of Series A convertible preferred stock were converted into 1,250,024 shares of the Company’s common stock. As of September 30, 2017, the Company had 2,500 shares of Series A convertible preferred stock issued and outstanding.

9.        WARRANTS

As of September 30, 2017, and December 31, 2016, equity-classified warrants to purchase a total of 841,449 shares of the Company’s common stock were outstanding. No warrants were exercised or expired during the three and nine months ended September 30, 2017 and September 30, 2016.

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

10.       SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.96%	74.05%	76.47%	74.67%
Risk-free interest rate	1.90%	1.34%	1.94%	1.42%
Expected life of options (in years)	5.69	6.20	5.69	6.22

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

Share-based compensation expense under the 2016 Equity Incentive Plan (2016 EIP), the Amended and Restated Share Option Plan (the Option Plan), and for an inducement grant, was $0.7 million for each of the three months ended September 30, 2017 and September 30, 2016. Share-based compensation expense was $2.4 million and $4.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Share-based compensation expense during the nine months ended September 30, 2016 included the acceleration of share-based compensation expense in connection with management changes in the first quarter of 2016.

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

During the three months ended September 30, 2017 and September 30, 2016, the Company did not grant RSUs to its non-employee directors. During the nine months ended September 30, 2017 and September 30, 2016, the Company granted 95,999 RSUs with a fair value of approximately $350,000 and 54,348 RSUs with a fair value of $300,000 to its non-employee directors, respectively. During the three and nine months ended September 30, 2017, the Company issued zero and 54,348 shares, respectively, upon conversion of RSUs under the 2016 EIP. During the three months ended September 30, 2017, the Company granted 778,380 stock options and 180,560 RSUs to its employees under the 2016 EIP. During the nine months ended September 30, 2017, the Company granted 1,502,923 stock options and 324,700 RSUs to its employees under the 2016 EIP. During the three and nine months ended September 30, 2016, the Company granted 23,469 stock options under the 2016 EIP. No stock options were exercised under the 2016 EIP during the three and nine months ended September 30, 2017 and September 30, 2016. As of September 30, 2017, there were 5,738,006 shares of common stock available for future grant under the 2016 EIP.

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

During the three and nine months ended September 30, 2016, the Company granted zero and 313,040 stock options under the Option Plan. No stock options were exercised during each of the three and nine months ended September 30, 2017 and September 30, 2016.

Inducement Grant

On April 4, 2016, the Company made an inducement stock option grant (Inducement Grant) of 474,810 options. Options granted under the Inducement Grant vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire ten years following the date of grant. No stock options were exercised under the inducement grant during the three and nine months ended September 30, 2017.

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

The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs under the RSU Plan resulted in $2,090 and a reduction of $11,980 in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in $0.1 million and a reduction of $0.2 million in share-based compensation expense recorded in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

Upon the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan became available for issuance under the 2016 EIP plan and the Company ceased granting RSUs under the RSU Plan. For the three and nine months ended September 30, 2017, 9,500 and 27,271 shares, respectively, were issued upon conversion of RSUs under the RSU Plan. For the three and nine months ended September 30, 2016, zero and 10,893 shares were issued upon conversion of RSUs under the RSU Plan.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (ESPP) on June 3, 2010, pursuant to which a total of 150,000 shares of common stock were reserved for sale to employees of the Company. The ESPP is administered by the compensation committee of the board of directors and is open to all eligible employees of the Company. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at six month intervals during 18-month offering periods through periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of the Company’s common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of the Company’s common stock on each purchase date. The maximum aggregate number of shares that may be purchased by each eligible employee during each offering period is 15,000 shares of the Company’s common stock. For the three and nine months ended September 30, 2017, expense related to this plan was $45,284 and $144,246, respectively. For the three and nine months ended September 30, 2016, expense related to this plan was $25,014 and $93,707, respectively. Under the ESPP, the Company did not issue any shares to employees during each of the three-month periods ended September 30, 2017 and September 30, 2016. The Company issued 27,146 shares and 8,261 shares to employees during the nine months ended September 30, 2017 and September 30, 2016, respectively. There were 42,527 shares reserved for future issuances under the ESPP as of September 30, 2017.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event-based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of September 30, 2017, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participated in the Retention Plan and (i) remained continuously employed by the Company through the Retention Date or (ii) had been terminated by the Company other than for cause prior to the Retention Date, and (iii) signed a general release of claims was paid a lump-sum cash payment as determined on an individual basis. If such employee’s service was terminated for cause or the employee voluntarily resigned prior to the Retention Date, no such payments were to be made. In January 2017, the Company paid $2.5 million related to this plan. There were no expenses related to the Retention Plan recorded under the Retention Plan for the three months ended September 30, 2017. An expense of $0.1 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2017. An expense of $0.5 million and $1.9 million related to the Retention Plan was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there were no liabilities recorded under the Retention Plan, since all obligations under the Retention Plan were paid in full.

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology. The agreement provided for a mutual release of claims and payment of a termination and license fee totaling $325,000. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when the Company acquired the protocell technology. The Company also recognized a $6.9 million tax benefit during the nine months ended September 30, 2016, upon the reversal of its deferred tax liability, which solely relates to the indefinite-lived intangible assets. In addition, $1.5 million of previously recorded time-based milestones for license fees associated with the STC.UNM license agreement was reversed from research and development expenses during the nine months ended September 30, 2016. The impairment charge did not result in any significant future cash expenditures, or otherwise impact the Company’s liquidity or cash. Please refer to “Note 8 — Collaborative and License Agreements” of the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017 for additional information.

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

Due to projected and actual losses for the year ended December 31, 2017 and 2016, respectively, and the Company’s history of losses, the Company has not recorded an income tax benefit for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016. The Company has recognized a valuation allowance on substantially all its deferred tax assets. The Company’s net deferred tax liabilities were recorded in deferred tax liability on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

During the nine months ended September 30, 2016, the Company recorded an income tax benefit of $6.9 million due to the reversal of its deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset. For additional information, see “Note 6 — Intangible Asset Impairment” of the unaudited financial statements included in this report. Otherwise, due to projected losses for 2016 and a history of losses, the Company has not recorded an additional income tax benefit for the nine months ended September 30, 2016 and has recognized a valuation allowance on all its deferred tax assets.

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

The introduction of HER2-targeted therapies, including antibody-based therapies and small molecule TKIs, has led to improvement in the outcomes of patients with HER2+ cancer. Unlike pan-HER TKIs, tucatinib selectively inhibits HER2 and is at least 1,000-fold more selective for HER2 than the epidermal growth factor receptor (EGFR). This selectivity may improve drug tolerability by reducing the risk of severe diarrhea and skin rash commonly seen with pan-HER TKIs.

We are currently conducting a randomized (2:1), double-blind, controlled pivotal clinical trial, known as HER2CLIMB, comparing tucatinib versus placebo, each in combination with capecitabine (Xeloda®) and trastuzumab (Herceptin®), and without loperamide or budesonide prophylaxis, in patients with locally advanced or metastatic HER2+ breast cancer who have had prior treatment with a taxane, trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine or T-DM1 (Kadcyla®) and who may or may not have brain metastases. The primary endpoint is progression-free survival (PFS) based upon independent radiologic review. Patients will also be followed for overall survival, which is a secondary endpoint. Key objectives related to assessing activity in brain metastases include a secondary endpoint of PFS in a subset of patients with brain metastases. HER2CLIMB is currently enrolling patients in the United States, Canada, Western Europe and Australia and is expected to expand into Israel by the end of the year. The HER2CLIMB clinical trial is intended to support a potential new drug application (NDA) submission to the United States Food and Drug Administration (FDA) and a potential Marketing Authorization Application (MAA) to the European Medicines Agency (EMA).

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

In December 2016, we announced updated data from the Phase 1b triplet combination study (tucatinib with capecitabine and trastuzumab). The updated results showed that the combination continued to be well tolerated. Compared to previously reported interim results, the updated PFS increased to 7.8 months and the overall response rate  (ORR) increased to 61%. The median duration of response was 10 months. Patients in the Phase 1b triplet combination trial previously received a median of three HER2-targeted agents such as trastuzumab, pertuzumab, lapatinib or T-DM1. These updated results were presented at the 2016 San Antonio Breast Cancer Symposium.

In September 2017, results from the pooled analysis of Phase 1b combination studies showed further support for the potential utility of tucatinib for patients with HER2+ metastatic breast cancer with brain metastases, including untreated or progressive brain metastases after radiation therapy. In addition, data from nonclinical models were presented that support the evaluation of tucatinib in HER2+ gastrointestinal cancers. These results were presented at the European Society for Medical Oncology 2017 Congress.

Tucatinib is also being evaluated in investigator-initiated studies in combination with approved agents. In June 2017, a Phase 2 study called MOUNTAINEER was initiated to evaluate tucatinib in combination with trastuzumab for patients with HER2 amplified metastatic colorectal cancer and recently began enrolling participants in the U.S.

In July 2017, we announced that the EMA confirmed that positive results from HER2CLIMB could serve as a single registrational trial for submission of a MAA to the EMA for potential marketing approval. We had received similar confirmation from the FDA in 2016.

In September 2017, we announced tucatinib was granted orphan drug designation by the FDA for the treatment of HER2+ colorectal cancer and, in June 2017, we announced that tucatinib was granted orphan drug designation by the FDA for the treatment of breast cancer patients with brain metastases.

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

Financial Summary

We have incurred substantial losses since our inception. As of September 30, 2017, our accumulated deficit totaled $612.5 million. We incurred a net loss attributable to common stockholders of $41.2 million for the nine months ended September 30, 2017 compared to a net loss attributable to common stockholders of $49.8 million for the same period in 2016. The decrease in net loss attributable to common stockholders for the nine months ended September 30, 2017 was primarily due to the intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement in 2016. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets were considered fully impaired and written-off during the nine months ended September 30, 2016. For additional information, please refer to “Note 12 — Collaborative and License Agreements” of the unaudited financial statements included in this report. In addition, the decrease in loss was due to lower general and administrative expenses of $4.6 million primarily due to compensation-related expenses in connection with management changes in the first quarter of 2016 and lower non-cash expense from the deemed dividend related to the beneficial conversion feature on convertible preferred stock, which was $1.0 million for the nine months ended September 30, 2017 compared to $2.6 million for the nine months ended September 30, 2016. The decreases in net loss attributable to common stockholders were partially offset by higher research and development expenses of $11.0 million due to increased enrollment activity related to tucatinib HER2CLIMB clinical trials and a non-cash tax benefit of $6.9 million related to the reversal of our deferred tax liability that was solely due to the indefinite-lived intangible asset that was written off during the nine months ended September 30, 2016. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

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

Results of Operations for the Three- and Nine- Month Periods Ended September 30, 2017 and September 30, 2016

Overview

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)

Operating expenses	$(14.4)	$(10.8)	$(40.9)	$(54.2)
Income tax benefit	$—	$—	$—	$(6.9)
Deemed dividend on convertible preferred stock	$—	$(1.0)	$(1.0)	$(2.6)
Net loss attributable to common stockholders	$(14.1)	$(11.8)	$(41.2)	$(49.8)

Operating expenses incurred in the three months ended September 30, 2017 increased by $3.6 million, or 33.3%, compared to the three months ended September 30, 2016. The increase in our operating expenses was due to an increase in research and development expenses of $3.6 million primarily due to greater activity related to the development of our product candidates.

Operating expenses incurred in the nine months ended September 30, 2017 decreased by $13.3 million, or 24.5%, compared to the nine months ended September 30, 2016. The decrease in our operating expenses was primarily due to the intangible asset impairment charge of $19.7 million during the nine months ended September 30, 2016. In addition, general and administrative expenses decreased by $4.6 million primarily due to a decrease in salary and benefit expense mostly from the retirement and separation of the former chief executive officer in the first quarter of 2016 and a decrease in professional fees related to legal and regulatory compliance activities. The decrease was offset by an increase in research and development expenses of $11.0 million primarily due to greater activity related to the development of our product candidates.

We also recognized a $6.9 million tax benefit during the nine months ended September 30, 2016, upon the reversal of our deferred tax liability, which solely relates to the indefinite-lived intangible assets.

Net loss attributable to common stockholders for the three months ended September 30, 2017 increased by $2.3 million. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $3.6 million, offset by an increase in investment and other income of $0.3 million and a non-cash deemed dividend of $1.0 million related to the beneficial conversion feature on the Series D convertible preferred stock for the three months ended September 30, 2016.

Net loss attributable to common stockholders for the nine months ended September 30, 2017 decreased by $8.6 million. The decrease in our net loss attributable to common stockholders was primarily due to decreases in operating expenses of $13.3 million, lower non-cash deemed dividend of $1.6 million related to the beneficial conversion feature on convertible preferred stock, and higher investment and other income of $0.6 million, offset by a non-cash tax benefit of $6.9 million related to termination of the license agreement with STC.UNM for the nine months ended September 30, 2016.

Research and Development Expense

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Research and development	$10.9	$7.3	$31.0	$20.0

Research and development expenses are related primarily to the development of our clinical and pre-clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
External expenses[1]
Clinical development expenses	$3.3	$2.0	$10.0	$6.1
Manufacturing expenses	1.9	1.7	6.2	3.2
Preclinical research expenses	1.6	0.6	2.7	1.4
License Fees / Milestones	0.1	—	0.1	(0.9)
Total external expenses	6.9	4.3	19.0	9.8
All other expenses[2]	4.0	3.0	12.0	10.2
Total research and development	$10.9	$7.3	$31.0	$20.0

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

Research and development expenses incurred in the three months ended September 30, 2017 increased by $3.6 million, or 49.3%, compared to the three months ended September 30, 2016, due primarily to increases in clinical development expenses of $1.3 million and contract manufacturing expenses of $0.2 million related to contract clinical services associated with the ongoing tucatinib clinical trials, increases in other expenses of $1.0 million mostly due to increases in headcount and headcount-related expenses, and increases in preclinical research expenses of $1.0 million for laboratory services.

Research and development expenses incurred in the nine months ended September 30, 2017 increased by $11.0 million, or 55.0%, compared to the nine months ended September 30, 2016, due primarily to increases in clinical development expenses of $3.9 million and contract manufacturing expenses of $3.0 million related to contract clinical services associated with the ongoing tucatinib clinical trials, increases in other expense of $1.8 million mostly due to increases in headcount and headcount-related expenses, increases in preclinical research expenses of $1.3 million for laboratory services and license fees of $1.0 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement during nine months ended September 30, 2016.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
General and administrative	$3.4	$3.5	$9.9	$14.5

General and administrative expenses for the three months ended September 30, 2017 decreased by $0.1 million, or 2.9%, compared to the three months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2017 decreased by $4.6 million, or 31.7%, compared to the nine months ended September 30, 2016, primarily due to decreases in salary and benefit expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation as a result of the retirement and separation agreement that we entered into with our former chief executive officer in January 2016 and lower Retention Plan expenses of $0.4 million, offset by higher headcount and headcount-related expenses of $0.8 million. In addition, the decrease in general and administrative expenses was due to lower professional fees of $1.1 million for legal and regulatory compliance activities.

Intangible Assets Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Intangible asset impairment	$—	$—	$—	$(19.7)

During the three and nine months ended September 30, 2017, and the three months ended September 30, 2016, no impairment charges were recorded in our condensed consolidated statements of operations.

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

Investment and other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Investment and other income, net	$0.3	$—	$0.7	$0.1

Net investment and other income increased by $0.3 million and $0.6 million for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, primarily due to higher interest income.

Income Tax Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Income tax benefit	$—	$—	$—	$(6.9)

During the three and nine months ended September 30, 2017, and the three months ended September 30, 2016, no income tax benefit or provision were recorded in our condensed consolidated statements of operations.

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

Deemed Dividend on Convertible Preferred Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Deemed dividend on convertible preferred stock	$—	$(1.0)	$(1.0)	$(2.6)

During the three months ended September 30, 2017, there were no deemed dividends related to convertible preferred stock recorded in our condensed consolidated statements of operations. During the nine months ended September 30, 2017, we recognized a beneficial conversion feature in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations.

During the nine months ended September 30, 2016, we recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. In the second quarter of 2016, we immediately accreted $1.6 million of the $2.6 million beneficial conversion feature, representing approximately 60% of the Series D convertible preferred stock that could be converted at that time, upon issuance. We accreted the remaining $1.0 million beneficial conversion feature, representing 40% of the Series D convertible preferred stock that could not be converted upon issuance due to certain contractual limitations, from the issuance date to the earliest conversion date, which fell within the third quarter of 2016. Non-cash deemed dividend expense of $1.0 million and $2.6 million was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

Cash, Cash Equivalents, Investments and Working Capital

As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $12.7 million, short-term investments of $89.3 million and long-term investments of $11.0 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from September 30, 2017. Our long-term investments are invested in debt securities of U.S government agencies with maturities exceeding 12 months from September 30, 2017. Our primary source of cash has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $12.7 million as of September 30, 2017 compared to $13.7 million as of December 31, 2016, a decrease of $1.0 million, or 7.3%. The decrease was the result of cash used to fund our operations of $37.2 million, net investment purchases of $51.2 million and purchases of property and equipment of $0.5 million, offset by net proceeds of $88.0 million from our January 2017 financing.

As of September 30, 2017, our working capital (defined as current assets less current liabilities) was $94.8 million compared to $55.7 million as of December 31, 2016, an increase of $39.1 million, or 70.2%. The increase in working capital was primarily attributable to an increase in short-term investments of $40.2 million, offset by a decrease in cash and cash equivalents of $1.0 million.

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

We believe that our currently available cash and cash equivalents and investments as of September 30, 2017 will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from business development activities and the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used by operating activities totaled $37.2 million for the nine months ended September 30, 2017, compared to $28.0 million for the nine months ended September 30, 2016. The increase was attributable primarily to an increase in research and development expenses associated with ongoing tucatinib clinical trials.

Cash Flows from Investing Activities

Cash used in investing activities was $51.7 million for the nine months ended September 30, 2017, compared to $26.8 million for the nine months ended September 30, 2016. This change was attributable primarily to higher purchases of investments, net of redemption, of $51.2 million for the nine months ended September 30, 2017 as compared to $26.7 million for the nine months ended September 30, 2016, and an increase in purchases of property and equipment of $0.5 million during the nine months ended September 30, 2017 compared to the same period in 2016.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017consisted of net proceeds of $88.0 million from our January 2017 concurrent underwritten common stock and Series E convertible preferred stock offerings. Net proceeds from our common stock offering were $82.4 million and net proceeds from our Series E convertible preferred stock offering were approximately $5.6 million.

Cash provided by financing activities was $43.5 million during the nine months ended September 30, 2016, which consisted primarily of $43.3 million of net proceeds from our June 2016 underwritten common stock and registered direct Series D convertible preferred stock offerings and $0.2 million of proceeds from the settlement of a short-swing profit claim in August 2016. Net proceeds from our common stock offering were $29.8 million and net proceeds from our Series D convertible preferred stock offering were approximately $13.5 million.

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

As of September 30, 2017, no significant milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this update, the impairment charge will be measured based on the excess of a reporting unit’s carrying value over its fair value.  The standard will be applied prospectively and is effective for a public business entity that is an SEC filer for its annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating any impact this standard may have on our consolidated financial position and results of operations.

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

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $113.0 million and $62.8 million as of September 30, 2017 and December 31, 2016, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A ten basis point decline in interest rates, occurring January 1, 2017 and sustained throughout the period ended September 30, 2017, would result in a decline in investment income of approximately $66,000 for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development of pharmaceutical products is highly uncertain. Product candidates that appear promising in research and development may be delayed or fail to reach later stages of development. For example, preliminary data from our Phase 1b trial of ONT-10 in combination with the T-cell agonist antibody, varlilumab, did not demonstrate sufficient activity to move forward with the program. We, therefore, decided not to continue this trial and, in February 2016, we terminated our collaboration agreement with Celldex. The ongoing or future trials for tucatinib (ONT-380) and our other programs may fail to demonstrate that these product candidates are sufficiently safe and effective to warrant further development.

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

We rely on agreements with third parties for our product candidate technology.  Failure to maintain those agreements could prevent us from continuing to develop and commercialize our product candidates.

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

We also have an exclusive license from Sentinel Oncology for our Chk1 program. If Sentinel Oncology were to terminate our license agreement or if we are unable to maintain the exclusivity of that license agreement, we may lose our rights to CASC-578. Further, we may in the future have a dispute with Sentinel Oncology which may adversely impact our business objectives regarding CASC-578 or require us to enter into additional licenses.

We also have a development and option agreement for our CASC-674 program with Adimab. If Adimab were to terminate that agreement or if we do not exercise our option to acquire a license from Adimab, we may be unable to continue our CASC-674 program. Further, even if we exercise our option we may in the future have a dispute with Adimab which may adversely impact our business objectives regarding CASC-674 or require us to enter into additional licenses.

An adverse result in potential future disputes with our licensors and partners may impact our ability to develop and commercialize tucatinib and our other product candidates, may require us to enter into additional licenses, or may require us to incur additional costs in litigation or settlement. In addition, continued development and commercialization of tucatinib and our other product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities, and we do not anticipate realizing net income for the foreseeable future. As of September 30, 2017, our accumulated deficit was approximately $612.5 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of tucatinib or our other product candidates to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for tucatinib, and may be unsuccessful in obtaining orphan drug designation or transfer of designations obtained by others for future product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us for products that constitute the same active moiety and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States.

As part of our business strategy, we have sought and received orphan drug designation for tucatinib in the United States for the treatment of HER2+ colorectal cancer and the treatment of breast cancer patients with brain metastases. However, orphan drug designation does not guarantee future orphan drug marketing exclusivity.

Additionally, even though we have obtained an orphan drug designation for tucatinib, and even if we obtain orphan drug exclusivity for this product candidate and other product candidates, that exclusivity may not effectively protect tucatinib from competition because drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can also subsequently approve a later application for a drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not shorten the development time or regulatory review time of a drug and does not give the drug any advantage in the regulatory review or approval process.

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

The approval procedure varies among countries and may include all the risks associated with obtaining FDA approval. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval, and additional clinical trials, testing and data review may be required. We may not obtain foreign regulatory approvals on a timely basis, if at all. Additionally, approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could limit commercialization of our products, reduce our ability to generate profits and harm our business.

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

With respect to CASC-578 and CASC-674, there are multiple competing product candidates in clinical trials and preclinical development.

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

The market prices for and trading volumes of securities of biopharmaceutical companies, including our securities, have been historically volatile. For example, we experienced significant volatility following a press release regarding our Phase 1b studies of tucatinib in December 2015. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of preclinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

●	public concern as to the safety of products developed by us or others;

●	our ability to timely enroll patients and complete our pivotal HER2CLIMB clinical study;

●	the results of the HER2CLIMB study or other studies of tucatinib that we or clinical investigators may undertake;

●	our ability to execute our business strategies;

●	technological innovations or new therapeutic products;

●	governmental regulations;

●	developments in patent or other proprietary rights;

●	litigation;

●	general market conditions in our industry or in the economy as a whole;

●	comments by securities analysts;

●	comments made on social media platforms, including blogs, websites, message boards and other forms of Internet-based communications;

●	difficulty with the market interpreting and understanding complex data;

●	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

●	the incurrence of debt; and

●	political instability, natural disasters, war and/or events of terrorism.

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

As of September 30, 2017, New Enterprise Associates and its affiliates (NEA), Baupost, Inc., Redmile Group, LLC (Redmile) and Biotechnology Value Fund and its affiliates (BVF) collectively held combined voting power over approximately 49% of the outstanding shares of our common stock, based on the Schedules 13D and 13G filed by them with the Securities and Exchange Commission. Additionally, NEA holds shares of our preferred stock convertible into up to 1,818,000 additional shares of our common stock and BVF holds shares of our preferred stock convertible into up to 5,430,601 additional shares of our common stock. As a result of their respective ownership positions, NEA, Baupost, Redmile and BVF each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, an increase in our authorized common stock, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. As a result, of this concentration of ownership, these stockholders may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares, could adversely affect our stock price should any of these stockholders elect to sell some or all of their shares, and investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. As of September 30, 2017, we had outstanding preferred stock convertible into 7,248,601 shares of common stock. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

CASCADIAN THERAPEUTICS, INC.

Date: November 8, 2017	/s/ Scott D. Myers
Scott D. Myers,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	/s/ Julia M. Eastland
Julia M. Eastland
Chief Financial Officer, Chief Business Officer and Secretary
(Principal Financial and Accounting Officer)