Form 10-K
period 2017-12-31
Cascadian Therapeutics, Inc.
filed 2018-03-08
CIK 1412067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last day of its most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was approximately $118 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 55,317,212 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 8, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CASCADIAN THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

All forward-looking statements are based on information available to us on the date of this annual report and we will not update any of the forward-looking statements after the date of this annual report, except as required by law. Our actual results could differ materially from those discussed in this annual report. The forward-looking statements contained in this annual report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainties as to the timing of the Offer and Merger; uncertainties as to how many of our stockholders will tender their stock in the Offer; the possibility that various closing conditions for the Transactions may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transactions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the effects of the Transactions (or the announcement thereof) on relationships with employees, customers, other business partners or governmental entities; costs associated with the Transactions; the risk that the Transactions will divert management’s attention from the Company’s ongoing business operations; and those factors discussed in the following discussion and within Part I, Item 1A,“Risk Factors” of this annual report.

Throughout this discussion, unless the context specifies or implies otherwise, the terms “Company,” “Cascadian Therapeutics,” “Oncothyreon,” “Biomira,” “we,” “us,” and “our” refer to Cascadian Therapeutics, Inc., its predecessors, Oncothyreon Inc, and Biomira Inc., and its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutic products for the treatment of cancer. Our goal is to develop and commercialize novel targeted compounds that have the potential to improve the lives and outcomes of cancer patients. Our lead clinical-stage product candidate is tucatinib, an oral, HER2-selective small molecule tyrosine kinase inhibitor. Our pipeline also includes two preclinical-stage product candidates: CASC-578, a Chk1 kinase inhibitor, and CASC-674, an antibody program against an immuno-oncology target known as TIGIT.

2018 Merger Agreement

On January 30, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Seattle Genetics, Inc., a Delaware corporation (Seattle Genetics), and Valley Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Seattle Genetics (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on February 8, 2018, Merger Sub commenced a tender offer (the Offer) to acquire all of our issued and outstanding shares of common stock (the Shares) at a purchase price of $10 per Share (the Offer Price), net to the seller in cash, without interest and subject to any required withholding taxes.

Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Cascadian Therapeutics, with Cascadian Therapeutics surviving as a subsidiary of Seattle Genetics (the Merger, and together with the Offer, the Transactions). The Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, without a vote of stockholders of Cascadian Therapeutics. At the effective time of the Merger, each Share (other than Shares owned by Seattle Genetics, Merger Sub, or any other direct or indirect wholly owned subsidiary of Seattle Genetics, and Shares owned by Cascadian Therapeutics, or any direct or indirect wholly owned subsidiary of the Company, or by stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to any required withholding taxes.

Tucatinib

Our lead development candidate, tucatinib, is an investigational orally bioavailable, potent tyrosine kinase inhibitor (TKI) that is highly selective for HER2, also known as ErbB2, a growth factor receptor that is over-expressed in approximately 20% of breast cancers. In addition to breast cancer, HER2 is over-expressed in other malignancies, including subsets of bladder, cervical, colorectal, esophageal, gastric, lung and ovarian cancers. We are currently developing tucatinib for the treatment of HER2-positive (HER2+) metastatic breast cancer. Over-expression of HER2 in breast cancer has been associated historically with increased mortality in early stage disease, decreased time to relapse and increased incidence of metastases. Similarly, the overexpression of HER2 is thought to play an important role in the development and progression of other cancers.

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

We are currently conducting a randomized (2:1), double-blind, controlled pivotal clinical trial, known as HER2CLIMB, comparing tucatinib versus placebo, each in combination with capecitabine (Xeloda®) and trastuzumab (Herceptin®), and without loperamide or budesonide prophylaxis, in patients with locally advanced or metastatic HER2+ breast cancer who have had prior treatment with a taxane, trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine or T-DM1 (Kadcyla®) and who may or may not have brain metastases. The primary endpoint is progression-free survival (PFS) based upon independent radiologic review. Patients will also be followed for overall survival, which is a secondary endpoint. Key objectives related to assessing activity in brain metastases include a secondary endpoint of PFS in a subset of patients with brain metastases. HER2CLIMB is currently enrolling patients in the United States, Canada, Western Europe and Australia and is expected to expand into Israel early in 2018. The HER2CLIMB clinical trial is intended to support a potential new drug application (NDA) submission to the United States Food and Drug Administration (FDA) and a potential Marketing Authorization Application (MAA) to the European Medicines Agency (EMA).

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

Updated results from the Phase 1b triplet combination study (tucatinib with capecitabine and trastuzumab) showed that the combination continued to be well tolerated. Compared to previously reported interim results, the updated PFS increased to 7.8 months and the overall response rate (ORR) increased to 61%. The median duration of response was 10 months. Patients in the Phase 1b triplet combination trial previously received a median of three HER2-targeted agents such as trastuzumab, pertuzumab, lapatinib or T-DM1. These updated results were presented at the 2016 San Antonio Breast Cancer Symposium (SABCS).

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

In December 2017, we reported results from a subgroup analysis from its two ongoing combination studies of tucatinib, which demonstrated prolonged progression-free survival benefit regardless of presence of brain metastases or patient characteristics. These results were presented at the 2017 SABCS.

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

In December 2017, the first patient was enrolled in the investigator-initiated Phase 1b/2 trial that is evaluating tucatinib in combination with an aromatase inhibitor and CDK4/6 agent for patients with hormone receptor-positive and HER2-positive (HR+/HER2+) metastatic breast cancer.

We have an exclusive license agreement with Array BioPharma Inc. for the worldwide rights to develop, manufacture and commercialize tucatinib.

Other Pipeline Candidates

Although our efforts are focused primarily on developing and commercializing tucatinib, we have two preclinical programs. Our earlier stage product candidates are CASC-578, a Chk1 cell cycle inhibitor that is an orally available, small molecule kinase inhibitor, and CASC-674, an antibody against an immuno-oncology target known as TIGIT.

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

TIGIT (T-cell immunoreceptor with Ig and ITM domains) is an inhibitory receptor expressed on T-cells and NK cells that may negatively regulate immune response to cancers. Antibodies that inhibit TIGIT function may potentially activate anti-tumor immune responses.

The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval.

Our Strategy

Our strategy is focused on the development of therapeutic products for the treatment of cancer. The key elements of our strategy are to:

•	Develop tucatinib in HER2+ metastatic breast cancer. We intend to develop and commercialize tucatinib for adult patients with HER2+ metastatic breast cancer, including patients with or without brain metastases.

•	Expand tucatinib development in other tumor types. We believe tucatinib has potential in other tumor types and intend to continue to evaluate tucatinib in other solid tumors, including HER2+ colorectal cancer, through ongoing and planned investigator-initiated studies.

•	Support our internal activities with strategic collaborations and out-licensing. We may enter into collaborations, acquisitions or license arrangements to advance the development or potential commercialization of programs in our pipeline. Such relationships can supplement our own internal expertise in areas such as clinical trials, and manufacturing, as well as provide us with access to licensees’ marketing, sales and distribution capabilities.

Product Candidate Portfolio

Under the heading “Development Stage” in the table below, the designation “Pivotal” indicates clinical testing of efficacy, safety, dosage tolerance, pharmacokinetics and pharmacodynamics of the product candidate in a trial designed for registration with the FDA for marketing of the product. “Preclinical” indicates the product candidate is undergoing tumor modeling, toxicology and pharmacology studies intended to support subsequent clinical development.

Product Candidate	Technology	Most Advanced Indication	Development Stage
Tucatinib	Small Molecule	Breast cancer	Pivotal Study
Chk1	Small Molecule	To be determined	Preclinical
TIGIT	Antibody	To be determined	Preclinical

Oncology Market Overview and Opportunity

Breast cancer is the most common form of cancer in women worldwide, and the second leading cause of cancer-related death in women in North America. The American Cancer Society estimated that in 2017 more than 250,000 women in the U.S. would develop breast cancer and more than 40,000 would die from the disease. Approximately 15-20% of breast cancers overexpress HER2.

The treatment of breast cancer differs by stage and includes surgery and radiation for most patients with early-stage disease. The addition of HER2 targeted agents, including antibody-based therapies and a small molecule, has led to significant improvements in progression-free survival and overall survival, both in the adjuvant setting and for patients with metastatic HER2+ disease. There are currently four approved agents for the treatment of HER2+ metastatic breast cancer, trastuzumab, pertuzumab, TDM1 and lapatinib.

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

In June 2016, updated data from our Phase 1b clinical trial combining tucatinib with trastuzumab and capecitabine were presented at our R&D Day held in New York. In this combination trial, the majority of adverse events were Grade 1, with most patients being able to continue on the full dose of tucatinib. Grade 3 diarrhea was infrequent without a requirement for prophylactic anti-diarrheal medicine. The ORR was 58% and the interim PFS was 6.3 months, with many patients still active on study at the time of the data analysis. Outcomes in patients with brain metastases were similar to patients without brain metastases. In October 2016, data from our on-going combination trial of tucatinib with trastuzumab and capecitabine demonstrating clinical activity in HER2+ metastatic lesions to the skin was presented at the 2016 European Society of Clinical Oncology meeting.

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

We have identified a lead development candidate, CASC-578, which is an orally available, highly potent and selective Chk1 inhibitor. CASC-578 was developed in collaboration with Sentinel Oncology Ltd., Cambridge, United Kingdom. See Part I, Item 1, “Business—Collaborations” for additional information.

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

License and Collaboration Agreements

Array BioPharma Inc. In December 2014, we entered into a license agreement with Array. Pursuant to the license agreement, Array has granted us an exclusive license to develop, manufacture and commercialize tucatinib. The license agreement replaced a development and commercialization agreement under which we and Array were previously jointly developing tucatinib. As part of the agreement, we paid Array $20 million as an upfront fee. In addition, we will pay Array a portion of any payments received from sublicensing tucatinib rights. Array is also entitled to receive up to a low double-digit royalty based on net sales of tucatinib by us and a single-digit royalty based on net sales of tucatinib by our sublicensees. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering tucatinib within that country or 10 years after the first commercial sale of tucatinib within that country.

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

With respect to our development candidates, as of December 31, 2017, we owned three U.S. patent and 20 patent applications in other jurisdictions. In addition, as of December 31, 2017, we had licensed approximately 182 issued patents and 81 patent applications from third parties, mostly on an exclusive basis. The patent portfolios for our leading product candidates as of December 31, 2017 are summarized below.

Tucatinib. In the United States, the composition of matter for tucatinib is covered by U.S. Patent No. 8,648,087, entitled “N4-phenyl-quinazoline-4-amine derivatives and related compounds as ErbB type I receptor tyrosine kinase inhibitors for the treatment of hyperproliferative diseases,” which will provide patent coverage for tucatinib until 2031. We have also licensed U.S. Patent No. 9,693,989, with the same title. Patent applications corresponding to U.S. Patent No. 8,648,087 have issued in Australia, Canada, China, Columbia, Europe, Hong Kong, Indonesia, Israel, Japan, South Korea, Mexico, Philippines, Russia, Singapore, Ukraine and South Africa. Corresponding patent applications are pending in Brazil, Egypt, India, Israel, Norway and Russia. These foreign patents and patent applications, if issued, are not due to expire until at least 2026. The Array patent portfolio also includes other issued patents and pending patent applications drawn to tucatinib formulations, polymorphs and methods of use in the U.S. and in many foreign jurisdictions.

The patents and patent applications covered by the Array License Agreement are prosecuted by Array and reviewed and monitored by outside legal counsel on behalf of the Company.

CASC-578. CASC-578, a Chk1 kinase inhibitor, is licensed from Sentinel. The Sentinel Chk1 kinase inhibitor patent portfolio includes two issued U.S. patents, U.S. Patent No. 8,716,287, entitled “Pharmaceutical compounds,” and U.S. Patent No. 9,630,931, entitled “Pharmaceutically active pyrazine derivatives,” and a U.S. patent application, all of which are drawn to compounds and compositions that inhibit Chk-1 kinase activity. A foreign patent application also drawn to compounds and compositions that inhibit Chk-1 kinase activity has issued in Europe. The current U.S. issued patents and patent application, if issued, are not due to expire until at least 2031. The European patent is not due to expire until at least 2032.

The CASC-578 patent portfolio includes a pending U.S. patent application covering substituted pyrazoles, many of which have Chk1 inhibitor activity. Related foreign patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, Ukraine and South Africa. The currently pending U.S. and foreign patent applications, if issued, are not due to expire until at least 2035. Certain jurisdictions may provide mechanisms for restoring a period of patent term consumed by regulatory review. We will take advantage of all opportunities to extend the patent term in each jurisdiction where we are able to do so.

CASC-674. CASC-674, an antibody program against an immuno-oncology target known as TIGIT, was obtained from Adimab LLC. We are collaborating with Adimab for the discovery of novel antibodies against TIGIT. As of December 31, 2017, we have one patent application directed to TIGIT.

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

We believe that our existing supplies of tucatinib, along with our contract manufacturing relationships with our existing contract manufacturers, will be sufficient to supply tucatinib for HER2CLIMB and other clinical trials of tucatinib and to supply initial commercial quantities of tucatinib for commercial sale. As our business expands, we expect that our manufacturing, distribution and related operational requirements will increase correspondingly, and we may need to retain additional contractors to ensure adequate supplies of our products. Each third-party contractor undergoes a formal qualification process by our subject matter experts before services by that contractor commence, and each contractor is audited periodically thereafter as required by cGMP.

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

Our ability to compete may be affected by government policies relating to the pricing and reimbursement of proprietary drug products and the policies of insurers and other third-party payors encouraging the use of generic products, all of which may make branded products less attractive to buyers from a cost perspective.

Tucatinib. Tucatinib is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. Multiple marketed products target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody toxin conjugate ado-trastuzumab emtansine (Kadcyla®), all from Roche/Genentech. In addition, GlaxoSmithKline markets the dual HER1/HER2 oral kinase inhibitor lapatinib (Tykerb®) for the treatment of metastatic breast cancer, Puma Biotechnology is developing the HER1/HER2/HER4 inhibitor neratinib in Phase 3 clinical trials.

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

U.S. Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application (NDA) route for approval, a new biologic will follow the biologics license application (BLA) route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Application (ANDA) route for approval. Our tucatinib product candidate will follow the NDA route for approval.

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

Priority designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment or prevention of a disease. Hence, even if an NDA is initially classified as a priority application, this status can change during the FDA review process; for example, if another product is approved for the same disease for which there was no previously available therapy. In addition, priority review does not guarantee that a product candidate will receive regulatory approval or that the FDA will adhere to the shortened review time frame described in the priority review guidance.

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

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of reimbursement from health insurers, health maintenance organizations and other private third-party payers, and from government programs including Medicare. Each private and governmental third-party payer may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Once a product is approved for commercial sale, third party payers will determine, based upon their policies, whether to reimburse for the product and how much of the price will be reimbursed to patients. Generally, drug sponsors will work with private third-party payers in this process and it can be time consuming and expensive. Reimbursement from private third-party payers may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Generally, once a drug is approved by the FDA, it is covered by Medicare and other federal government programs. However, the amount of reimbursement to a patient for the drug may be determined by the manner in which the drug is dispensed and administered (e.g. by a pharmacy or by a physician practice or hospital). Because of the perception that the costs of new drugs are excessive, there is increasing pressure to implement price controls for drugs reimbursed by federal government programs in order to contain costs.

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

We are unable to predict what legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what the magnitude of the effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our business, financial condition and profitability.

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

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2017, 2016 and 2015, we expended approximately $44.0 million, $27.5 million and $23.5 million, respectively, on research and development activities. Higher research and development expenses during the year ended December 31, 2017 was primarily due to greater activity related to the development of our product candidates.

Employees

As of December 31, 2017, we had 71 employees. A number of our management and professional employees have had prior experience with other pharmaceutical or medical products companies.

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

Corporate Information

We were incorporated in Canada in 1985 under the name Biomira Inc. (Biomira). In June 2016, we changed our name to Cascadian Therapeutics, Inc. from Oncothyreon Inc. Our common stock trades on the Nasdaq Global Market under the symbol “CASC”. Our executive office is located at 3101 Western Avenue, Suite 600, Seattle, Washington 98121. Our telephone number is (206) 801-2100. Our website address is http://www.cascadianrx.com. We may post information that is important to investors on our website. However, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. These reports may also be obtained without charge by contacting Investor Relations, Cascadian Therapeutics Inc., 3101 Western Avenue, Suite 600, Seattle, Washington 98121, e-mail: IR@cascadianrx.com.

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

“Cascadian Therapeutics” is a proprietary mark. All other product names, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, including net loss, for the years ended December 31, 2017, 2016 and 2015, our total assets, liabilities and stockholders’ equity as of December 31, 2017 and 2016, is included in our audited financial statements located elsewhere in this Annual Report on Form 10-K.

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

If in the future we have disputes with our licensors or partners that yield adverse results, our ability to develop and commercialize tucatinib and our other product candidates could be negatively impacted, and we may be required to enter into additional licenses, or we may be required to incur additional costs in litigation or settlement. In addition, continued development and commercialization of tucatinib and our other product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

Our ability to continue with our planned operations is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

We have expended and will continue to expend substantial funds relating to our product development activities and clinical trials and regulatory approvals. Conducting a large pivotal trial and other clinical trials and IND-enabling studies is very costly and our funds are very limited. Accordingly, to commercialize tucatinib, if our HER2CLIMB trial is successful, to continue tucatinib’s development into other indications, and to fund the continued development of our other programs, we will need to raise additional funds from the sale of our securities, partnering arrangements or other financing transactions to finance the commercialization of tucatinib and our other product candidates. We cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

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

Other than the year ended December 31, 2008, we have incurred net losses in each fiscal year since we commenced our research activities, and we do not anticipate realizing net income for the foreseeable future. As of December 31, 2017, our accumulated deficit was approximately $629.3 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates. We make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of tucatinib or our other product candidates to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

We may encounter delays if we are unable to enroll enough patients to timely complete the pivotal HER2CLIMB clinical trial or any of our other clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the ability to engage clinical sites, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, and competition for patients with competing trials. The HER2CLIMB clinical trial has specific criteria for enrollment that may limit the number of patients eligible to participate in the trial and only a small fraction of potentially eligible patients in a given patient population ever seek to participate in a clinical trial. We undertake feasibility studies to help us determine the number of investigative sites required to enroll the patients needed for a given clinical trial, but the results of those studies are estimates, and enrollment may be substantially slower than anticipated. Moreover, when one product candidate is evaluated in multiple clinical trials, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. If we fail to enroll patients for HER2CLIMB or our other clinical trials, HER2CLIMB or our other clinical trials may be delayed or suspended, which could delay our ability to generate revenues or raise capital to fund our operations. To enroll patients, we may have to seek additional clinical sites which cause additional expense and time with no guarantee of recruiting patients to our trials.

There is no assurance that we will be granted regulatory approval for tucatinib for metastatic breast cancer or any other indication or be granted regulatory approval for any of our other product candidates.

We are currently conducting a pivotal clinical trial and following patients in Phase 1b trials of tucatinib. There can be no assurance that these and future studies and trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. Many companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

Our product candidates have not yet been manufactured on a commercial scale. Manufacturing at commercial scale may require third-party manufacturers to increase manufacturing capacity, which may require the manufacturers to fund capital improvements to support the scale up of manufacturing and related activities. With respect to a product candidate, we may be required to provide all or a portion of these funds. Third-party manufacturers may not be able to successfully increase manufacturing capacity for a product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will need to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or use other means to determine equivalence between that product candidate manufactured by a new manufacturer and the product candidate manufactured by the existing manufacturer, which could delay or prevent commercialization of our product candidate. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if alternative arrangements are not established on a timely basis or on acceptable terms, the development and commercialization of the product candidate may be delayed or there may be a shortage in supply.

Manufacturers of our product candidates and related service providers must comply with good manufacturing practices (GMP) requirements enforced by the FDA through its facilities inspection program or by foreign regulatory agencies.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors obtain orphan drug exclusivity prior to us for products that constitute the same active moiety and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States.

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

In addition, we will be required to comply with other limitations and restrictions imposed by U.S., state and foreign governments relating to the marketing of an approved product and reimbursement for approved products. Our failure to meet any of these requirements may have an adverse effect on our ability to commercialize an approved product and our business would suffer.

In addition, if we fail to comply with any applicable requirements, we could be subject to penalties, including:

•	warning letters;

•	untitled letters;

•	suspension of clinical trials;

•	product liability litigation;

•	total or partial suspension of manufacturing or costly new manufacturing requirements;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. For example, in December 2014, we entered into a license agreement with Array for exclusive rights to develop and commercialize tucatinib. Acquisitions, collaborations and in-licenses involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	potential adverse consequences if the acquired assets are worth less than we anticipated, or we are unable to successfully develop and commercialize the acquired assets for any reason;

•	difficulties in assimilating the operations and technology of the acquired companies;

•	potential disputes, including litigation, regarding contingent consideration for the acquired assets;

•	the assumption of unknown liabilities of the acquired businesses;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot offer assurance that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success may depend in part on our ability to manage the growth and technology integration associated with any of these acquisitions, collaborations and in-licenses. We cannot assure that we will be able to successfully combine our business with that of acquired businesses, manage collaborations or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion. We may also incur debt obligations, which could require us to comply with covenants which could restrict our ability to operate our business and negatively impact the value of our common stock.

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

Protection of trade secrets and confidential information is difficult, and we may not be successful in protecting our rights to our unpatented proprietary know-how and trade secrets, thus harming our business and competitive position.

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

Our trademarks, CASCADIAN THERAPEUTICS and CASCADIAN, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to this trademark and build name recognition in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademark, then we may not be able to compete effectively, and our business may be adversely affected.

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

While conducting clinical trials, we are exempt from patent infringement based on the Drug Price Competition and Patent Term Restoration Act or Hatch–Waxman Act, (codified in relevant part at 35 U.S.C. §271(e)), which provides an exemption for activities conducted to obtain FDA approval of a drug product. However, issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our product candidates to market.

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

Tucatinib is an inhibitor of the receptor tyrosine kinase HER2, also known as ErbB2. There are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody toxin conjugate ado-trastuzumab emtansine or T-DM1 (Kadcyla®). In addition, lapatinib (Tykerb®) is a dual EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer and neratinib (Nerlynx®) is an EGFR/HER2/HER4 inhibitor indicated for extended adjuvant use that is also being studied for use in metastatic breast cancer.

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

In addition, established competitors may invest significant resources to quickly discover and develop novel compounds that could make tucatinib or our other product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

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

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to commercialize our product candidates, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third-parties to provide these capabilities for us. As our operations expand, we expect that we will need to identify, commence and manage additional relationships with various strategic partners, qualified suppliers, manufacturers and other third-parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, or to accomplish them in a timely fashion, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Our internal computer systems, or those of our third-party collaborators or other contractors, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards (“NOLs”), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced an ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. In addition, we may need to increase our authorized capital to ensure that we have shares of common stock available for issuance in any future equity financings. An increase in our authorized capital will require approval of a majority of our stockholders and we may not be able to obtain that approval. If we are able to consummate financings, the trading price of our common stock could be adversely affected, and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Several stockholders own a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with the interests of stockholders.

As of February 28, 2018, New Enterprise Associates and its affiliates (NEA), Baupost, Inc., and Biotechnology Value Fund and its affiliates (BVF) collectively held combined voting power over approximately 46.3% of the outstanding shares of our common stock, based on the Schedules 13D and 13G filed by them with the Securities and Exchange Commission. BVF holds shares of our preferred stock convertible into up to 2,555,546 additional shares of our common stock. As a result of their respective ownership positions, NEA, Baupost, and BVF each may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, an increase in our authorized common stock, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. As a result, of this concentration of ownership, these stockholders may have a significant influence in our management and affairs. This influence may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of these stockholders may not always coincide with the interests of our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because it may limit the trading volume and purchase demand for outstanding shares, could adversely affect our stock price should any of these stockholders elect to sell some or all of their shares, and investors may perceive disadvantages in owning shares in a company with significant stockholders.

Provisions in our corporate charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the chief executive officer;

•	our certificate of incorporation does not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Provisions under Delaware law and Washington law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

In addition to provisions in our corporate charter and our bylaws, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. As of December 31, 2017, we had outstanding preferred stock convertible into 7,248,601 shares of common stock. If the holders of such shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of securities or industry analysts covering our business downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

On December 4, 2017, we entered into a sublease agreement (the New Lease) for a new office location in Seattle, Washington totaling approximately 44,050 rentable square feet to house our research and development and administrative activities. The lease on the premises commenced on January 1, 2018 and expires on April 30, 2022. In January 2018, we moved our headquarters to the new office space. We believe that our Seattle facility is in good condition, adequately maintained and suitable for the conduct of our current business.

In May 2008, we entered into a lease for a facility in Seattle, Washington totaling approximately 17,000 square feet, which was amended in November 2016 to add approximately 2,600 square feet. In connection with the execution of the New Lease, on December 4, 2017, we entered into a lease termination agreement for the early termination of the lease without an early termination fee. In January 2018, we terminated the lease.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Between February 13, 2018 and February 16, 2018, four purported stockholders of the Company filed separate putative class action lawsuits and an individual complaint (the “Actions”) in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against the Company and individual members of the board of directors of the Company (the “Board”), Merger Sub, and Seattle Genetics. The Actions allege violations of Sections 14(d) and 14(e) of the Exchange Act, Rule 14d-9(d) promulgated under Section 14(d) of the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Schedule 14D-9 filed by the Company with the U.S. Securities and Exchange Commission on February 8, 2018 (together with the exhibits and annexes thereto and as amended and supplemented from time to time, the “Schedule 14D-9”). One complaint alleges that the Board breached its fiduciary duties of care, loyalty and good faith by entering into the proposed transaction and allegedly failing to take steps to maximize the Company’s value. The complaints filed in the Actions allege that the Schedule 14D-9 omits material information, ostensibly rendering the Schedule 14D-9 materially incomplete. Plaintiffs seek, among other things, orders (i) enjoining the defendants from closing the Offer and consummating the Merger, (ii) directing the defendants to account to the plaintiff and the class for damages sustained, and (iii) awarding plaintiffs’ costs, including attorneys’ fees.

The Company believes that the Actions are without merit and intends to vigorously defend against all claims asserted; however, their ultimate outcome cannot presently be determined.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “CASC”. The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market. The per share amounts are adjusted for our one-for-six reverse stock split that occurred in November 2016. Further information on the stock split can be found in “Note 2 — Significant Accounting Policies” to the consolidated financial statements included in this report.

	High	Low
Fiscal year ended December 31, 2017:
First Quarter	$5.24	$3.49
Second Quarter	4.97	3.18
Third Quarter	4.30	3.27
Fourth Quarter	4.69	3.52
Fiscal year ended December 31, 2016:
First Quarter	$13.14	$5.40
Second Quarter	8.58	4.92
Third Quarter	10.98	5.58
Fourth Quarter	6.72	5.04

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of February 28, 2018, there were 55,312,923 shares of our common stock outstanding held by approximately 304 stockholders of record and approximately 16,707 stockholders in nominee name.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index, Nasdaq Biotechnology Index, RDG SmallCap Biotechnology Index and Russell 2000 Technology Index from December 31, 2012 through December 31, 2017. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock. The graph assumes that $100 was invested and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cascadian Therapeutics, Inc., the NASDAQ Composite Index,

the NASDAQ Biotechnology Index, the RDG SmallCap Biotechnology Index

and the Russell 2000 Technology Index

Unregistered Sale of Equity Securities

During the three months ended December 31, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2017.

ITEM 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except share and per share data.)
Consolidated Statements of Operations Data:
Total operating expenses	$58,089	$64,835	$32,789	$50,835	$41,223
Loss from operations	(58,089)	(64,835)	(32,789)	(50,835)	(41,223)
Net loss attributable to common stockholders (1) (2)	$(57,916)	$(60,293)	$(32,581)	$(49,963)	$(38,759)

Loss per share — basic (3)	$(1.21)	$(3.13)	$(2.02)	$(3.86)	$(3.73)

Loss per share — diluted (3)	$(1.21)	$(3.13)	$(2.02)	$(3.86)	$(3.73)

Weighted average number of common shares outstanding — basic (3)	47,966,493	19,264,121	16,102,860	12,936,640	10,397,941

Weighted average number of common shares outstanding — diluted (3)	47,966,493	19,264,121	16,102,860	12,936,640	10,397,941

	As of December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except share data.)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,277	$62,805	$56,360	$57,671	$60,027
Total assets (4)	$120,825	$83,265	$96,574	$103,103	$77,512
Total long-term liabilities	$30	$135	$8,044	$7,430	$1,536
Stockholders’ equity	$109,036	$74,357	$83,735	$91,266	$71,550
Common shares outstanding (5)	50,598,611	22,562,640	15,826,985	15,266,899	11,778,861

(1)	Net loss attributable to common stockholders for the year ended December 31, 2017 includes a deemed dividend of $1.0 million related to the beneficial conversion feature on the Series E convertible preferred stock. Net loss attributable to common stockholders for the year ended December 31, 2016 includes an intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement, a deemed dividend of $2.6 million related to the beneficial conversion feature on the Series D convertible preferred stock and an income tax benefit of $6.9 million due to the reversal of a deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset.
(2)	Net loss attributable to common stockholders includes income from the change in fair market value of warrant liability of $0.1 million, $0.8 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. For additional information on net loss for the years ended December 31, 2015, 2014 and 2013, please refer to our Annual Reports on Form 10-K.
(3)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share for the years ended December 31, 2015, 2014 and 2013 have been adjusted retroactively to reflect the 1-for-6 reverse stock split.
(4)	In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. We adopted the standard on a retrospective basis beginning with the year ended December 31, 2012, and applied it consistently through the year ended December 31, 2017. The adoption of this standard resulted in the classification of noncurrent deferred tax liabilities of $0.2 million, $0.3 million and $0.2 million, respectively, on our consolidated balance sheets as of December 31, 2015, 2014 and 2013. The netting of noncurrent liabilities with noncurrent assets resulted in the reduction of total assets for the periods presented.
(5)	Common shares outstanding as of December 31, 2015, 2014 and 2013 have been adjusted retroactively to reflect the 1-for-6 reverse stock split that occurred in 2016.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Highlights

In 2017, we made significant progress in advancing our lead product candidate in clinical trials. Select key fiscal year 2017 highlights include:

Research and Development

•	In April 2017, data highlights from presentations of preclinical data for CASC-578 and data from the first public presentation of TIGIT were presented at the American Association for Cancer Research Annual Meeting 2017.

•	In June 2017, tucatinib was granted orphan drug designation by the FDA for the treatment of breast cancer patients with brain metastases.

•	In June 2017, a Phase 2 study called MOUNTAINEER was initiated to evaluate tucatinib in combination with trastuzumab for patients with HER2 amplified metastatic colorectal cancer and recently began enrolling participants in the U.S.

•	In July 2017, we received confirmation from the EMA that positive results from HER2CLIMB could serve as a single registrational trial for submission of a MAA to the EMA for potential marketing approval. We had received similar confirmation from the FDA in 2016.

•	In September 2017, tucatinib was granted orphan drug designation by the FDA for the treatment of HER2+ colorectal cancer.

•	In September 2017, results from the pooled analysis of Phase 1b combination studies showed further support for the potential utility of tucatinib for patients with HER2+ metastatic breast cancer with brain metastases, including untreated or progressive brain metastases after radiation therapy. In addition, data from nonclinical models were presented that support the evaluation of tucatinib in HER2+ gastrointestinal cancers. These results were presented at the European Society for Medical Oncology 2017 Congress.

•	In November 2017, Health Canada validated the potential for the ongoing HER2CLIMB pivotal clinical trial and nonclinical programs to be sufficient for tucatinib registration, if data are supportive.

•	In November 2017, we decided to pursue partnering opportunities for CASC-578, a Chk1 kinase inhibitor, and CASC-674, a TIGIT antibody program, and to close internal laboratory operations to focus resources on tucatinib registration-enabling critical path activities.

•	In December 2017, EMA’s Scientific Advice Working Group provided guidance on the planned manufacturing program for tucatinib, to ensure that Cascadian’s manufacturing plans will be acceptable for filing and commercial release in the EU.

•	In December 2017, the first patient was enrolled in the investigator-initiated Phase 1b/2 trial known as TULiP that is evaluating tucatinib in combination with an aromatase inhibitor and CDK4/6 agent for patients with hormone receptor-positive and HER2-positive (HR+/HER2+) metastatic breast cancer.

•	In December 2017, we reported results from a subgroup analysis from its two ongoing combination studies of tucatinib, which demonstrated prolonged progression-free survival benefit regardless of presence of brain metastases or patient characteristics. These results were presented at the 2017 SABCS.

Corporate

•	In January 2017, we closed an $88 million net public offering of common and Series E preferred stock.

•	In March 2017, Robert W. Azelby was appointed to the Board of Directors and Richard L. Jackson, Ph.D., retired from the Board.

•	In September 2017, management pursued partnering opportunities for CASC-578, a Chk1 kinase inhibitor, and CASC-674, a TIGIT antibody program, and closed internal laboratory operations to focus resources on tucatinib registration-enabling critical path activities.

•	In December 2017, Cascadian Therapeutics was officially added to the Nasdaq Biotechnology Index.

2018 Merger Agreement

On January 30, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Seattle Genetics, Inc., a Delaware corporation (Seattle Genetics), and Valley Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Seattle Genetics (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on February 8, 2018, Merger Sub commenced a tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock (the Shares) at a purchase price of $10 per Share (the Offer Price), net to the seller in cash, without interest and subject to any required withholding taxes.

Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Cascadian Therapeutics, with Cascadian Therapeutics surviving as a subsidiary of Seattle Genetics (the Merger, and together with the Offer, the Transactions). The Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the DGCL), without a vote of stockholders of Cascadian Therapeutics. At the effective time of the Merger, each Share (other than Shares owned by Seattle Genetics, Merger Sub, or any other direct or indirect wholly owned subsidiary of Seattle Genetics, and Shares owned by Cascadian Therapeutics, or any direct or indirect wholly owned subsidiary of the Company, or by stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to any required withholding taxes.

Financial Overview

We have incurred substantial losses since our inception. As of December 31, 2017, our accumulated deficit totaled $629.3 million. We incurred a net loss attributable to common stockholders of $57.9 million for the year ended December 31, 2017 compared to a net loss attributable to common stockholders of $60.3 million for the same period in 2016. The decrease in net loss attributable to common stockholders for the year ended December 31, 2017 was primarily due to the intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement in 2016. As a result of the termination and our intent to no longer develop, license or commercialize the protocell technology, the $19.7 million in indefinite-lived intangible assets were considered fully impaired and written-off during the year ended December 31, 2016. For additional information, please refer to “Note 8 — Collaborative and License Agreements” of the audited financial statements included in this report. In addition, the decrease in loss was due to lower general and administrative expenses of $3.6 million primarily arising from lower ongoing compensation-related expenses in connection with management changes in the first quarter of 2016, higher net investment and other income of $0.9 million primarily due to higher interest income and lower non-cash expense from the deemed dividend related to the beneficial conversion feature on convertible preferred stock, which was $1.0 million for the year ended December 31, 2017 compared to $2.6 million for the year ended December 31, 2016. The decreases in net loss attributable to common stockholders were partially offset by higher research and development expenses of $16.5 million due to increased enrollment activity related to tucatinib HER2CLIMB clinical trials and a non-cash tax benefit of $6.9 million related to the reversal of our deferred tax liability that was solely due to the indefinite-lived intangible asset that was written off during the year ended December 31, 2016. In future periods, we expect to continue to incur substantial net losses as we continue our research and development activities with respect to our product candidates. From inception to date we have funded our operations principally through the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings.

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

Intangible Asset Impairment. Intangible assets with indefinite lives represent the value assigned to in-process research and development as of the acquisition date and are tested annually for impairment. Intangible asset impairment represents the difference between the carrying value and the fair value of the impaired asset.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and because they require critical management judgment and estimates about matters that are uncertain:

•	manufacturing accruals;

•	clinical trial accruals;

•	goodwill impairment;

•	indefinite-lived intangible assets — in-process research and development (IPR&D);

•	share-based compensation; and

•	business combinations.

Manufacturing Accruals

We make estimates of our manufacturing costs based on information available to us at the end of each reporting period. Our accrual process focuses on capturing the largest manufacturing expenses that are known at the time of our estimates. We look to ensure that all material manufacturing costs are captured in our accrual estimates for the reporting period and that we have established methods and processes to support those estimates. We believe our estimates and accruals of manufacturing related costs are reasonably accurate based on our knowledge at the time of the estimate.

Clinical Trial Accruals

We make estimates of our clinical trial costs based on information available to us at the end of each reporting period.

Our accrual process focuses on capturing the largest clinical trial expenses that are known at the time of our estimates. Specifically, we look to ensure that all material patient and physician costs are captured in our accrual estimate for the reporting period, and we have established methods and processes to support those estimates. We believe our estimates and accruals of clinical trial related costs are reasonably accurate based on our knowledge at the time of the estimate.

Goodwill Impairment

Goodwill is not amortized, but is reviewed annually for impairment on October 1 of each year, or more frequently when events or changes in circumstances indicate that the asset may be impaired. As of December 31, 2017, we had one reporting unit and there was an excess of fair value compared to the carrying value. There were no impairment charges recorded for any of the periods presented.

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

No impairment charges were recorded in our consolidated statements of operations for the years ended December 31, 2017 and 2015. For the year ended December 31, 2016, a $19.7 million impairment charge was recorded in our consolidated statements of operations.

Share-based Compensation

We maintain the 2016 Equity Incentive Plan (the 2016 EIP), which was approved by our stockholders on June 23, 2016. As of that date, we ceased granting options under our Amended and Restated Share Option Plan (the Option Plan), ceased granting restricted shares units under our Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. As of the effective date of the 2016 EIP, 1,200,905 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 1,050,000 shares available for awards under the 2016 EIP plus 82,884 and 68,021 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that were available for issuance under the 2016 EIP on the effective date of the 2016 EIP. On June 8, 2017, the Company’s stockholders approved an amendment to the 2016 EIP to increase the total shares of common stock available for issuance under the 2016 EIP from 1,200,905 shares to 7,900,905 shares. As of December 31, 2017, an aggregate of 5,723,523 shares of common stock were available for future issuance under the 2016 EIP.

We maintain an Employee Stock Purchase Plan (ESPP) under which a total of 150,000 shares of common stock were reserved for sale to employees of the Company. As of December 31, 2017, there were 4,237 shares reserved for future purchases under the ESPP.

We have granted RSUs to non-employee directors under the RSU Plan and, as of the approval on June 23, 2016, we grant RSUs to our non-employee directors under the 2016 EIP. Approximately 25% of each RSU represents a contingent right to receive cash upon vesting, and we are required to deliver an amount in cash equal to the fair market value of approximately 25% of the vesting shares on the vesting date to facilitate the satisfaction of the non-employee directors’ U.S. federal income tax obligation with respect to the vested RSUs. The outstanding RSU awards are required to be re-measured at each reporting date until settlement of the award, and changes in valuation are recorded as compensation expense for the period. To the extent that the liability recorded in the balance sheet for a modified award is less than the original award value, the difference is recognized in equity.

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

When necessary, we use a third-party valuation expert to determine the fair value of the identifiable assets and liabilities acquired. The estimated fair values of in-process research and development (IPR&D) acquired in a business combination which have not been fully developed are capitalized as indefinite-lived intangible assets and impairment testing is conducted periodically.

Results of Operations for the years ended December 31, 2017, 2016 and 2015

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

Overview

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Operating expenses	$(58.1)	$(64.8)	$(32.8)
Income tax benefit	$—	$(6.9)	$—
Deemed dividend on convertible preferred stock	$(1.0)	$(2.6)	$—
Net loss attributable to common stockholders	$(57.9)	$(60.3)	$(32.6)

Operating expenses incurred in the year ended December 31, 2017 decreased by $6.7 million, or 10.3%, compared to the year ended December 31, 2016. The decrease in our operating expenses was primarily due to the intangible asset impairment charge of $19.7 million during the year ended December 31, 2016. In addition, general and administrative expenses decreased by $3.7 million primarily due to a decrease in salary and benefit expense due to management changes in the first quarter of 2016 and a decrease in professional fees related to legal and regulatory compliance activities. The decrease was offset by an increase in research and development expenses of $16.5 million primarily due to greater activity related to the development of our product candidates.

We also recognized a $6.9 million tax benefit during the year ended December 31, 2016, upon the reversal of our deferred tax liability, which was solely related to the indefinite-lived intangible assets.

Net loss attributable to common stockholders for the year ended December 31, 2017 decreased by $2.4 million. The decrease in our net loss attributable to common stockholders was primarily due to decreases in operating expenses of $6.8 million, lower non-cash deemed dividend of $1.6 million related to the beneficial conversion feature on convertible preferred stock, and higher investment and other income of $0.9 million, offset by a non-cash tax benefit of $6.9 million related to the $19.7 million impairment of our indefinite-lived intangible assets as a result of the termination of the license agreement with STC.UNM during the year ended December 31, 2016

Net loss attributable to common stockholders for the year ended December 31, 2016 increased by $27.7 million. The increase in our net loss attributable to common stockholders was primarily due to increases in operating expenses of $32.0 million and a deemed dividend of $2.6 million related to the beneficial conversion feature on the Series D convertible preferred stock, partially offset by a $6.9 million tax benefit related to the $19.7 million impairment of our indefinite-lived intangible assets as a result of the termination of the license agreement with STC.UNM during the year ended December 31, 2016.

Based on our development plans for our product candidates, we will continue to incur operating losses for the foreseeable future.

Research and Development

The following table summarizes research and development expenses:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Research and development	$44.0	$27.5	$23.5

Research and development expenses are related primarily to the development of our preclinical and clinical stage programs. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional area.

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
External expenses[1]
Preclinical research expenses	$4.0	$2.1	$2.1
Clinical development expenses	15.8	8.1	6.7
Manufacturing expenses	8.9	4.8	1.0
License Fees / Milestones	0.1	(0.9)	1.4

Total external expenses	28.8	14.1	11.2
All other expenses[2]	15.2	13.4	12.3

Total research and development	$44.0	$27.5	$23.5

[1]	External expenses include costs paid to outside parties for activities associated with our preclinical, clinical and manufacturing efforts as well as costs associated with licensing agreements we have entered into with third parties.
[2]	All other expenses include personnel costs, stock compensation expenses, facility and equipment costs and other internal costs associated with our research and development activities.

Research and development expenses incurred in the year ended December 31, 2017 increased by $16.5 million, or 60.0%, compared to the year ended December 31, 2016, due primarily to increases in clinical development expenses of $7.7 million and contract manufacturing expenses of $4.1 million related to contract clinical services associated with the ongoing tucatinib clinical trials, increases in other expense of $1.8 million mostly due to increases in headcount and headcount-related expenses, increases in preclinical research expenses of $1.9 million for laboratory services and license fees of $1.0 million primarily related to the reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement during year ended December 31, 2016.

Research and development expenses incurred in the year ended December 31, 2016 increased by $4.0 million, or 17.0%, compared to the year ended December 31, 2015, due primarily to increases in contract manufacturing expenses of $3.8 million and clinical development expenses of $1.4 million related to contract clinical services associated with the ongoing clinical trials and increase in other expense of $1.1 million primarily due to increases in Retention Payment Plan expenses and increases in headcount and headcount-related expenses. The increases were partially offset by decreases in license fees of $2.3 million primarily related to reversal of the previously recorded time-based milestones for license fees in connection with our termination of the STC.UNM license agreement.

General and Administrative

	Years Ended December 31,
	2017	2016	2015
	(In millions)
General and administrative	$14.0	$17.6	$9.3

General and administrative expenses for the year ended December 31, 2017 decreased by $3.6 million, or 20.5%, compared to the year ended December 31, 2016, primarily due to decreases in salary and benefit expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation as a result of management changes in January 2016 and lower Retention Plan expenses of $0.7 million, offset by higher headcount and headcount-related expenses of $1.1 million. In addition, the decrease in general and administrative expenses was due to lower professional fees of $0.5 million for legal and regulatory compliance activities, offset by a $0.2 million increase in facility related expenses primarily attributable to accelerated depreciation on leasehold improvements due to a change in the termination date of the May 2008 lease and a $0.2 million increase in director compensation that was primarily related to a change in fair value of RSUs on re-measurement together with the grant and conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

General and administrative expenses for the year ended December 31, 2016 increased by $8.3 million, or 89.2%, compared to the year ended December 31, 2015, primarily due to increases in salaries and benefits expense related to cash severance and insurance benefits of $1.6 million, non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to the retirement and separation agreement that we entered into with our former chief executive officer in January 2016, Retention Payment Plan expenses of $0.7 million and headcount and headcount related expenses of $1.6 million. In addition, general and administrative expenses increased due to higher professional fees of $1.7 million primarily related to legal, patent and regulatory compliance activities, higher recruiting and relocation of $0.4 million and higher share-based compensation expense of $0.4 million. These increases were partially offset by a $0.4 million decrease in director compensation that was primarily related to a change in fair value of RSUs on re-measurement together with the grant and conversion of the RSUs. The change in fair value of RSUs was attributable to the change in the price of our common stock.

Intangible Asset Impairment

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Intangible asset impairment	$—	$(19.7)	$—

During the years ended December 31, 2017 and 2015, no intangible asset impairment charges were recorded in our consolidated statements of operations.

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

Investment and other income, net

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Investment and other income, net	$1.1	$0.2	$0.1

Net investment and other income increased by $0.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher interest income of $0.8 million.

Net investment and other income for the years ended December 31, 2016 and 2015 were immaterial.

Income Tax Benefit

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Income tax benefit	$—	$(6.9)	$—

During the years ended December 31, 2017 and 2015, no income tax benefit or provision were recorded in our consolidated statements of operations.

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

Deemed Dividend on Convertible Preferred Stock

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Deemed dividend on convertible preferred stock	$(1.0)	$(2.6)	$—

During the year ended December 31, 2017, we recognized a beneficial conversion feature in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the condensed consolidated statement of operations.

During the year ended December 31, 2016, we recognized a beneficial conversion feature in the amount of $2.6 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series D convertible preferred stock on the commitment date. The non-cash dividend was recorded in additional paid-in capital and as a deemed dividend on the Series D convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations.

During the year ended December 31, 2015, no deemed dividends related to convertible preferred stock were recorded in our consolidated statements of operations.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Working Capital

As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $16.8 million, short-term investments of $76.5 million and long-term investment of $7.7 million. Our cash and cash equivalents consist of cash, money market funds and securities with an initial maturity of less than 90 days. Our short-term investments are invested in debt securities of U.S government agencies and corporate bonds with maturities not exceeding 12 months from December 31, 2017. Our long-term investments, if any, are invested in debt securities of U.S government agencies with maturities exceeding 12 months from December 31, 2017. Our primary source of cash, cash equivalents and investments has historically been proceeds from the sale of our equity securities, cash received through our strategic partners, government grants, debt financings and equipment financings. These proceeds have been used to fund our operations.

Our cash and cash equivalents were $16.8 million as of December 31, 2017 compared to $13.7 million as of December 31, 2016, an increase of $3.1 million, or 22.6%. The increase was the result of net proceeds of $88.0 million from our January 2017 financing and $0.3 million of proceeds from the settlement of a short-swing profit claim, offset by cash used to fund our operations of $50.0 million and net investment purchases of $35.2 million.

As of December 31, 2017, our working capital (defined as current assets less current liabilities) was $83.1 million compared to $55.7 million as of December 31, 2016, an increase of $27.4 million, or 49.2%. The increase in working capital was primarily attributable to an increase in short-term investments of $27.4 million and an increase in cash and cash equivalents of $3.1 million, offset by an increase in current liability of $3.0 million.

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

We believe that our currently available cash and cash equivalents and investments as of December 31, 2017 will be sufficient to finance our operations for at least the next 12 months. Nevertheless, we expect that we will require additional capital from time to time in the future in order to continue the development of products in our pipeline and to expand our product portfolio. We would expect to seek additional financing from business development activities and the sale and issuance of equity or debt securities.

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by our net loss. However, operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and historically from changes in warrant liabilities.

Cash used by operating activities totaled $50.0 million for the years ended December 31, 2017, compared to $36.7 million for the years ended December 31, 2016. The increase was attributable primarily to an increase in research and development expenses associated with our ongoing tucatinib clinical trials.

Cash used by operating activities totaled $36.7 million for the year ended December 31, 2016, compared to $28.8 million for the year ended December 31, 2015. The increase was attributable primarily to an increase in general and administrative expenses and research and development expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $35.3 million for the years ended December 31, 2017, compared to $21.0 million for the years ended December 31, 2016. This change was attributable primarily to higher purchases of investments, net of redemption, of $35.2 million for the years ended December 31, 2017 as compared to $20.8 million for the years ended December 31, 2016.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $88.4 million during the year ended December 31, 2017, which consisted primarily of $88.0 million of net proceeds from our January 2017 concurrent underwritten common stock and Series E convertible preferred stock offerings, $0.3 million of proceeds from the settlement of a short-swing profit claim in November 2017 and cash received of $0.2 million from ESPP purchases. Net proceeds from our common stock offering were $82.4 million and net proceeds from our Series E convertible preferred stock offering were approximately $5.6 million.

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

Cash provided by financing activities was $22.5 million during the year ended December 31, 2015, which primarily consisted of net proceeds of approximately $22.4 million from our February 2015 concurrent but separate underwritten common stock and Series B convertible preferred stock offerings. Net proceeds from our common stock offering were $20.5 million and net proceeds from our Series B convertible preferred stock offering were $1.9 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and the acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
	(In thousands)
Operating leases	$5,580	$849	$2,778	$1,953	$—

On December 4, 2017, we entered into a New Lease for a new office location in Seattle, Washington totaling approximately 44,050 rentable square feet. The New Lease commenced on January 1, 2018 and expires on April 30, 2022. The lease provides for a monthly base rent of $110,125 in 2018, increasing to $124,808 in 2022.

In May 2008, we entered into a lease for a facility in Seattle, Washington totaling approximately 17,000 square feet, which was amended in November 2016to add approximately 2,600 square feet. The lease provided for a monthly base rent of $47,715, increasing to $57,910 in 2018. In connection with the execution of the New Lease, on December 4, 2017, we entered into a lease termination agreement for the early termination of the lease dated May 9, 2008 without an early termination fee. In January 2018, we terminated the lease.

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

As of December 31, 2017, no significant milestones, as defined in the agreements, were achieved and, as such, we are not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance requires application using a retrospective transition method and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheets a right of use asset and related lease liability. Lessor accounting under the new standard remains similar under current GAAP. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. We are currently evaluating any impact this standard may have on our consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will change how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With the exception of early application guidance outlined in this standard, early adoption is not permitted. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. For public entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. We adopted this standard on January 1, 2018. As we do not currently have any revenue arrangements in the scope of the new revenue standard, this standard did not have an effect on our financial position or results of operations upon adoption.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents, short-term investments and long-term investments totaling $101.0 million and $62.8 million as of December 31, 2017 and 2016, respectively. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates since a majority of these assets are of a short-term nature. Declines in interest rates, however, would reduce future investment income. A 10 basis point decline in interest rates, occurring January 1, 2017 and sustained throughout the period ended December 31, 2017, would have resulted in a decline in investment income of approximately $81,900 for that same period.

ITEM 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our interim chief executive officer and chief financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the COSO criteria (2013 framework) as of December 31, 2017.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereto, appearing below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cascadian Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cascadian Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Cascadian Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Seattle, Washington

March 8, 2018

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages and positions of each of our executive officers as of March 8, 2018 are set forth below.

Name	Age	Office
Executive Officers
SCOTT D. MYERS	51	President, Chief Executive Officer and Director
JULIA M. EASTLAND	53	Chief Financial Officer, Chief Business Officer and Secretary
GARY W. CHRISTIANSON	63	Chief Operating Officer
SCOTT PETERSON, Ph.D.	56	Chief Scientific Officer
LUKE N. WALKER, M.D.	46	Senior Vice President, Clinical Development

Scott D. Myers. See “Directors, Executive Officers and Corporate Governance — Directors” included elsewhere in this Annual Report on Form 10-K for Mr. Myers’s biographical information.

Julia M. Eastland has served as our chief financial officer since August 2010, as our chief business officer since January 2017, and as our secretary since October 2010. From February 2006 to 2010, Ms. Eastland served as chief financial officer and vice president of Finance and Operations of VLST Corporation, a privately held biotechnology company. From 2000 to 2005, Ms. Eastland held various finance positions at Dendreon Corporation, a publicly-traded biotechnology company, most recently as the vice president of strategic planning. Prior to Dendreon, Ms. Eastland worked for Amgen, Inc. as area finance manager and assistant controller for its Colorado operations. Ms. Eastland has also worked as director of finance and planning for Encore Media Group, international finance and business manager and senior financial analyst for SCIENCE Magazine and financial manager for the Discovery Channel. Ms. Eastland received an M.B.A. from Edinburgh University Management School and a B.S. in finance from Colorado State University.

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

Luke N. Walker, M.D., has served as our senior vice president, clinical development, since January 2017 and held positions of vice president, clinical development, senior director, clinical research, and director, clinical research since joining us in September 2011. Prior to that, Dr. Walker served as a medical oncologist and hematologist at Providence Regional Medical Center, Everett from 2007 to 2011 and at The Everett Clinic, Center for Cancer Care from 2005 to 2007. Dr. Walker completed fellowships in bone marrow and stem cell transplantation and hematology and medical oncology at Oregon Health Sciences University and received an M.D. from University of Oklahoma Health Sciences Center. He received a B.A. in letters and French from the University of Oklahoma.

Directors

The name, age, position(s), term, board committee membership and biographical information for each member of our board of directors is set forth below as of March 8, 2017:

Directors Continuing in Office until the 2018 Annual Meeting of Stockholders

Christopher Henney, Ph.D., age 77, has served as the chairman of our board of directors since September 2006 and as a member of our board of directors since March 2005. Dr. Henney is chair of our corporate governance and nominating committee and a member of our compensation committee. Dr. Henney also served as our Interim President and Chief Executive Officer from January 2016 to April 2016. From 1995 to 2003, Dr. Henney was chairman and chief executive officer of Dendreon Corporation, a publicly-traded biotechnology company that he co-founded and from 2003 to 2005 continued as executive chairman. Dr. Henney was also a co-founder of Immunex Corporation and ICOS Corporation, both publicly-traded biotechnology companies. Our corporate governance and nominating committee believes that Dr. Henney’s qualifications for membership on the board of directors include his roles as co-founder of Dendreon, Immunex and ICOS, as well as his membership on the boards of directors of several development-stage biotechnology companies. Through his experience in working with biotechnology companies from founding until commercialization of their product candidates, Dr. Henney provides our board of directors with significant insights into the strategic, operational and clinical development aspects of the company. Dr. Henney currently serves as vice-chairman of the board of directors of Cyclacel Pharmaceuticals, Inc., a development-stage biopharmaceuticals company, as a member of the board of directors of Anthera Pharmaceuticals, Inc., a biopharmaceutical company and as a member of the board of directors of Prothena Corporation plc, a biotechnology company. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham, England, where he also obtained his D.Sc. for contributions in the field of immunology. In 2011, he received the honorary degree of Doctor of the University from his alma mater for contributions to the biotechnology industry and in 2012 was elected to the Hall of Fame of the Association of International Biotechnology CEOs. Dr. Henney is a former professor of immunology and microbiology and has held faculty positions at Johns Hopkins University, the University of Washington and the Fred Hutchinson Cancer Research Center.

Steven P. James, age 59, has been a member of our board of directors since February 2015. Mr. James is a member of our audit and compensation committees. Mr. James served as President and Chief Executive Officer of Labrys Biologics, Inc., from December 2012 until its acquisition by Teva Pharmaceuticals in July 2014. He was President and Chief Executive Officer of KAI Pharmaceuticals, Inc., from October 2004 until its acquisition by Amgen in July 2012. He was Senior Vice President, Commercial Operations, at Exelixis, Inc., from 2003 until 2004. Previously he held senior business roles at Sunesis Pharmaceuticals, Inc., and Isis Pharmaceuticals, Inc. He began his career in new product planning at Eli Lilly and Company. Mr. James was also a member of the board of directors of Ocera Therapeutics, Inc., and is currently a director of Antiva Biosciences, Allakos, Inc., Chrono Therapeutics, and Pionyr Immunotherapeutics, where he is also President and Chief Executive Officer. Our corporate governance and nominating committee believes that Mr. James’ qualifications for membership on the board of directors include his extensive experience in the leadership of development stage biotechnology companies and in business development. Mr. James earned a Bachelor of Arts degree in biology from Brown University and a Masters in Management degree from the Kellogg Graduate School of Management at Northwestern University.

Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Robert W. Azelby, M.B.A., age 50, has been a member of our board of directors since April 2017. Mr. Azelby is a member of our corporate governance and nominating committee. Since November 2015, Mr. Azelby has served as the Executive Vice President, Chief Commercial Officer at Juno Therapeutics, Inc., a biotechnology company. Prior to joining Juno, Mr. Azelby was Vice President and General Manager, Oncology at Amgen Inc. from June 2012 to October 2015. From October 2010 to September 2012, he served as Amgen’s Vice President, Amgen Oncology Sales. Prior to that, he served in various positions at Amgen, including periods as Vice President, Commercial Effectiveness Unit and General Manager of Amgen Netherlands. Our corporate governance and nominating committee believes that Mr. Azelby’s qualifications for membership on the board of directors include nearly 25 years of experience in the biotechnology and pharmaceutical industry, including leadership positions in many commercial oncology organizations. This experience allows Mr. Azelby to provide our board of directors with significant insights into the clinical development of our product candidates. Mr. Azelby received his B.A. in Economics and Religious Studies from the University of Virginia and his M.B.A. from Harvard Business School.

Ted W. Love, M.D., age 59, has been a member of our board of directors since September 2013. Dr. Love is the chair of our compensation committee and a member of our audit committee. Since June 2014, Dr. Love has served as Chief Executive Officer of Global Blood Therapeutics, Inc. From February 2010 until August 2012, Dr. Love served as Executive Vice President and Head of Research and Development and Technical Operations at Onyx Pharmaceuticals, Inc. From

2001 to January 2009, Dr. Love served as Chairman and Chief Executive Officer of Nuvelo, Inc. Dr. Love joined Nuvelo from Theravance, Inc., where he served as Senior Vice President of Development from 1998 to 2001. Previously, he spent six years at Genentech, Inc., where he held a number of senior management positions in medical affairs and product development and served as chairman of Genentech’s Product Development Committee. Dr. Love also serves as a member of the board of directors of biopharmaceutical companies Amicus Therapeutics, Inc. and Global Blood Therapeutics, Inc. From March 2009 to November 2015, Dr. Love served as a member of the board of directors of KaloBios Pharmaceuticals, Inc. Dr. Love also previously served on the board of directors of Santarus, Inc. until its acquisition by Salix Pharmaceuticals, Ltd. Our corporate governance and nominating committee believes that Dr. Love’s qualifications for membership on the board of directors include over 15 years of experience in the biotechnology industry. This experience provides our board of directors with significant insights into the strategic and operational issues facing our company. Dr. Love earned his Bachelor of Science in molecular biology from Haverford College and his M.D. from Yale Medical School.

Gwen Fyfe, M.D., age 66, has been a member of our board of directors since January 2016. From 1997 to 2009, Dr. Fyfe held various positions with Genentech Inc. (now a member of the Roche Group), including Vice President, Oncology Development; Vice President, Avastin Franchise Team, as well as the honorary title of Senior Staff Scientist. Dr. Fyfe played an important role in the development of Genentech’s approved oncology agents including Rituxan ®, Herceptin ®, Avastin ® and Tarceva ®. Dr. Fyfe sat on the development oversight committee for all of Genentech’s products and participated in the Research Review Committee that moved products from research into clinical development. Since leaving Genentech in 2009, Dr. Fyfe has been a consultant for venture capital firms and for a variety of biotechnology companies. Dr. Fyfe currently serves as a director of Array Biopharma, Inc. and Molecular Partners. Dr. Fyfe previously served as a director of Infinity Pharmaceuticals, Inc. Dr. Fyfe has been an invited member of Institute of Medicine panels, National Cancer Institute working groups and grant committees and American Society of Clinical Oncologists oversight committees. Our corporate governance and nominating committee believes that Dr. Fyfe’s qualifications for membership on the board of directors include over 20 years of experience in the biotechnology industry. This experience allows Dr. Fyfe to provide our board of directors with extensive industry experience in clinical development for novel oncology therapeutics. Dr. Fyfe received her A.B. and M.D. from Washington University School of Medicine and a board certified pediatric oncologist.

Directors Continuing in Office Until the 2020 Annual Meeting of Stockholders

Daniel Spiegelman, M.B.A., age 59, has been a member of our board of directors since June 2008. Mr. Spiegelman is the chair of our audit committee and a member of our corporate governance and nominating committee. Since May 2012, Mr. Spiegelman has been the executive vice president and chief financial officer of Biomarin Pharmaceuticals Inc., a biopharmaceutical company focused on the development and commercialization of therapies for rare diseases. From October 2009 to May 2012, Mr. Spiegelman served as the chief executive officer of Filtini, Inc., a start-up company developing next generation circulating tumor cell capture and analysis technology. Mr. Spiegelman is also a co-founder of, and from July 2009 to May 2012, served as the chief financial officer of Rapidscan Pharma Solutions, Inc., a start-up company that has licensed the rights to sell regadenoson in Europe and other select territories. From 1998 to 2009, Mr. Spiegelman was employed at CV Therapeutics, Inc., a biopharmaceutical company acquired in 2009 by Gilead, most recently as senior vice president and chief financial officer. From 1992 to 1998, Mr. Spiegelman was an employee at Genentech, Inc., a biotechnology company, serving most recently as its treasurer. Mr. Spiegelman previously served as a member of the boards of directors of Relypsa, Inc., Affymax, Inc., Anthera Pharmaceuticals, Inc., Omeros Corporation, Cyclacel Pharmaceuticals, Inc., Xcyte Therapies, Inc. and Jennerex Biotherapeutics, Inc. Our corporate governance and nominating committee believes that Mr. Spiegelman’s qualifications for membership on the board of directors include his extensive background in the financial and commercial issues facing growing biotechnology companies. Additionally, as chief financial officer of CV Therapeutics prior to its sale to Gilead Sciences, Mr. Spiegelman was involved in transitioning the company from a research and development focus to a commercial entity with two approved products. This experience allows Mr. Spiegelman to provide our board of directors with significant insights into financial strategy and organizational development. Mr. Spiegelman received his B.A. and M.B.A. from Stanford University.

Scott D. Myers, M.B.A., age 51, has been a member of our board of directors since April 2016. From September 2011 to July 2015, Mr. Myers served as the Chief Executive Officer of Aerocrine AB, a biopharmaceutical company that was acquired by Circassia Pharmaceuticals plc in July 2015. From January 2007 to September 2011, Mr. Myers served as a Vice President of UCB S.A., a biopharmaceutical company. From December 2005 to January 2007, Mr. Myers served as the Chief Commercial Officer for DOV Pharmaceutical, a biotechnology company, and from 2000 to 2005, Mr. Myers served as a Senior Vice President and General Manager for Johnson & Johnson. Additionally, from April 2012 to April 2014, Mr. Myers served as a member of the board of directors of Orexo AB, a pharmaceutical company and is currently an Industry Advisor for EQT, an investment fund. Our corporate governance and nominating committee believes that Mr. Myers’ qualifications for membership on our board of directors include over 20 years of experience in the biotechnology industry and his extensive experience in the leadership of both commercial and development stage biopharmaceutical companies, including his position as our President and Chief Executive Officer. Mr. Myers received his Bachelor of Arts degree in biology from Northwestern University and M.B.A. from the Graduate School of Business at the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission and Nasdaq. Such directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) reports that they file.

Based solely on a review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that during 2017, our directors, executive officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Conduct

Our board of directors has adopted a Code of Business Conduct and Ethics (the Code of Conduct) for all our officers, directors and employees, and a Code of Ethics for the President and Chief Executive Officer, the Chief Financial Officer and the Corporate Controller (the Code of Ethics). The Code of Conduct details the responsibilities of all our officers, directors and employees to conduct our affairs in an honest and ethical manner and to comply with all applicable laws, rules and regulations. The Code of Conduct addresses issues such as general standards of conduct, avoiding conflicts of interest, communications, financial reporting, safeguarding our assets, responsibilities to our customers, suppliers and competitors and dealing with governments. The Code of Ethics imposes additional requirements on our senior executive, financial and accounting officers with respect to conflicts of interest, accuracy of accounting records and periodic reports and compliance with laws. Each of the Code of Conduct and Code of Ethics is available on our website at www.cascadianrx.com.

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Corporate Governance and Board Matters — Committees of the Board of Directors — Corporate Governance and Nominating Committee” in our definitive proxy statement for the 2017 annual meeting of stockholders of Cascadian filed with the Securities and Exchange Commission on April 26, 2017.

Audit Committee

We have a standing audit committee, which reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee (1) has direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (2) establishes procedures for handling complaints regarding our accounting practices, (3) has authority to engage any independent advisors it deems necessary to carry out its duties and (4) has appropriate funding to engage any necessary outside advisors. The current members of the audit committee are Mr. Spiegelman (Chairman), Mr. James and Dr. Love. Our board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and is an “independent director” as that term is defined under the applicable rules and regulations of The Nasdaq Stock Market. The audit committee reviews and reassesses the adequacy of its charter on an annual basis.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes our executive compensation programs, policies and practices for our named executive officers in 2017: Mr. Myers, Ms. Eastland, Mr. Christianson, Dr. Peterson and Dr. Walker.

Compensation Philosophy and Objectives

The principal objectives of our compensation programs, policies and practices have been to attract and retain senior executive management, to motivate their performance toward clearly defined corporate goals and to align their long-term interests with those of our stockholders. In addition, our compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our stockholders’ realization of long-term value.

Our compensation programs have reflected, and we expect that they will continue to reflect, the fact that we are a biopharmaceutical company whose product candidates are in preclinical and clinical development and subject to regulatory approval. As a result, our revenues have been and will continue to be limited, and we expect to continue to incur net losses for at least the next several years. In an effort to preserve cash resources, our historical compensation programs have focused on long-term equity incentives relative to cash compensation. This approach seeks to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.

In addition to long-term equity incentives, we have also implemented a performance-based annual cash bonus program for our executive officers. Payments under this bonus program are based on achievement of pre-established corporate performance goals. All of the performance goals of our executive officers are tied to corporate objectives to reflect the fact that our executive officers make key strategic decisions influencing our company as a whole.

We design and implement compensation programs that combine both cash incentive elements based on annual performance objectives and equity incentives based on our long-term performance. Our compensation committee has not, however, adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. Our compensation committee’s philosophy is that a substantial portion of an executive officer’s target total direct compensation opportunity should be performance-based. In that regard, we expect to continue to use options to purchase shares of our common stock and other equity incentives as a significant component of compensation because we believe that they align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual performance objectives.

Previous Stockholder Advisory Votes on Named Executive Officer Compensation

We believe our executive compensation programs are effectively designed and work well in aligning the interests of our executive officers and stockholders and are instrumental to achieving our company objectives. In determining executive compensation for 2017, our compensation committee considered the level of stockholder support that the advisory “Say-on-Pay” proposals received at our 2014 and 2017 annual meetings of stockholders. As a result, our compensation committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider stockholder concerns and feedback in the future.

With respect to the frequency of future “Say-on-Pay” advisory votes, consistent with the recommendation of our board of directors and the outcome of the stockholder vote regarding the proposal at our 2017 annual meeting of stockholders, our board of directors has determined to hold an advisory “Say-on-Pay” vote on the compensation of our named executive officers every year. Our next advisory “Say-on-Pay” vote will occur at our 2018 annual meeting of stockholders, if such meeting is held.

Role of Our Compensation Committee

During 2017, our compensation committee was comprised of three non-employee members of our board of directors, Dr. Love (Chairman), Dr. Henney and Mr. James, each of whom is an independent director under the applicable rules and regulations of The Nasdaq Stock Market and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

Our compensation committee approves and oversees our executive compensation and benefit policies. Our compensation committee acts as the administrator of our equity incentive plan and approves all equity awards granted to our executive officers. Our compensation committee operates pursuant to a written charter under which our board of directors has delegated specific authority with respect to compensation determinations. Among the responsibilities of our compensation committee are the following:

•	evaluating our compensation policies and practices and assisting in developing and implementing our executive compensation programs and philosophy;

•	establishing a practice, in accordance with the applicable rules and regulations of The Nasdaq Stock Market, of determining the compensation earned, paid or awarded to our chief executive officer independent of input from him; and

•	establishing a policy, in accordance with the applicable rules and regulations of The Nasdaq Stock Market, of reviewing on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate compensation levels for such officers.

Our compensation committee’s charter allows the committee to form subcommittees for any purpose that it deems appropriate and may delegate to such subcommittees such power and authority as it deems appropriate. For example, our compensation committee has delegated certain powers and authority to the new employee and promotion equity committee as set forth in “— 2016 Equity Incentive Plan” included elsewhere in this Annual Report on Form 10-K.

Role of our Chief Executive Officer

During 2017, our chief executive officer actively supported our compensation committee’s work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In particular, our chief executive officer, as the person to whom our other executive officers reported, was responsible for evaluating individual officers’ contributions to our corporate objectives. Our chief executive officer made recommendations to our compensation committee with respect to merit salary increases, annual cash bonus payments and stock option grants or other equity incentives for our other executive officers. Our compensation committee met to evaluate, discuss, modify or approve these recommendations. Without the participation of our chief executive officer, our compensation committee as part of the annual review process conducted a similar evaluation of our chief executive officer’s contributions and performance and made determinations with respect to a merit salary increase, annual cash bonus payment, stock option grants or other forms of compensation for our chief executive officer.

Role of our Compensation Consultant

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts and others for assistance.

During 2017, our compensation committee engaged the services of Compensia, Inc., a national compensation consulting firm (Compensia), to advise the committee and our corporate governance and nominating committee regarding the amount and types of compensation that we provide to our executive officers and non-employee members of our board of directors and how our compensation practices compare to the compensation practices of other companies. Specifically, in 2017, Compensia was engaged to:

(i)	develop a peer group for assessing executive and non-employee director compensation market practices;

(ii)	assess our executive officer and non-employee director compensation practices, including our cash and short-term incentive and equity usage practices, relative to comparable companies; and

(iii)	advise on 2017 compensation strategies and structure.

Our compensation committee considered Compensia’s analysis when determining 2017 base salaries, target cash bonus opportunities and equity-based incentive compensation. Compensia reports directly to our compensation committee and does not provide any services to us other than the services provided to our compensation committee and to our corporate governance and nominating committee in connection with recommendations regarding non-employee director compensation.

Our compensation committee has evaluated Compensia’s engagement and, based on the factors for assessing independence and identifying potential conflicts of interest that are set forth in the applicable SEC and Nasdaq rules, has determined that its relationship with Compensia and the work of Compensia on behalf of the committee did not raise any conflict of interest.

Competitive Market Review for 2017

The market for experienced management is highly competitive in the life sciences and biopharmaceutical industries. We seek to attract and retain the most highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting and retaining management from companies ranging from large and established pharmaceutical companies to entrepreneurial early-stage companies. We expect competition for appropriate technical, commercial and management skills to remain strong for the foreseeable future.

In making our executive compensation determinations for 2017, our compensation committee assessed our compensation levels using data derived from a group of peer companies. In developing our compensation peer group, our compensation committee identified publicly-traded clinical-stage biotechnology companies with shares listed on Nasdaq that were comparable to us based on the stage of clinical development, revenue, cash reserves, market capitalization and number of employees. Based on this analysis and the recommendations of Compensia, our compensation committee selected the following companies to comprise our compensation peer group:

Advaxis	GTx
Akebia Therapeutics	Idera Pharmaceuticals
ArQule	Ignyta
Arrowhead Pharmaceuticals	Immune Design
AVEO Pharmaceuticals	Karyopharm Therapeutics
Calithera Biosciences	Mirati Therapeutics
Cerulean Pharma	OncoMed Pharmaceuticals
ChemoCentryx	Regulus Therapeutics
Endocyte	Stemline Therapeutics
Geron	Verastem

In addition to the compensation practices of the compensation peer group described above, our compensation committee also considered data from the Radford Global Life Sciences Salary Survey. This survey included life sciences companies based predominantly in biotechnology markets in the U.S. with which we compete for executive talent.

In evaluating the compensation peer group data, our compensation committee compared our compensation practices with those of the companies in our peer group. This information was used to determine appropriate levels of compensation based on market benchmarks for similarly situated officers. In 2017, our compensation committee benchmarked base salary, cash bonus payments and the existing long-term incentive value of our equity-based incentive compensation using an analysis prepared by Compensia of the base salaries, incentive bonuses and the long-term incentive value of equity awards held by executive officers in comparable positions in our compensation peer group. In determining base salary levels, target cash bonus opportunities and equity-based incentive compensation for 2017, our compensation committee referenced the 50th percentile of the compensation peer group, which it believes provides the means to allow a company of our size to attract, compete for and retain the executive talent necessary for us to achieve our goals and also conserve our cash and equity as much as possible.

Principal Elements of Executive Compensation

Our executive compensation program consists of five components:

•	base salary;

•	performance-based annual cash bonuses;

•	long-term incentives in the form of equity awards;

•	health and welfare benefits; and

•	severance/termination protection.

We believe that each of these components, combining both short-term and long-term incentives, enables us to achieve our compensation objectives and that collectively these components have been effective in achieving our corporate goals.

Annual Review Process

Our compensation committee reviews competitive market data and makes executive compensation decisions on an annual basis, typically during the last quarter of the year and the first quarter of the new year. From time to time, our compensation committee may make mid-year changes to executive compensation based on new developments in our business or industry.

In connection with our annual goal-setting process, our executive officers are responsible for establishing proposed corporate goals, which are submitted to the compensation committee for review in the form of draft corporate goals. Our compensation committee then reviews, considers and may amend the draft corporate goals prior to the committee’s final approval of the corporate goals.

Weighting of Compensation Components

For 2017, our compensation committee’s determination of the appropriate use and weight of each component of executive compensation was subjective, based on its view of the relative importance of each component in meeting our overall objectives and factors relevant to the individual executive officer. Like many biopharmaceutical companies with preclinical and clinical-stage product candidates, we seek to place a significant amount of each executive officer’s target total direct compensation “at risk” based on performance.

Base Salary

For 2017, our compensation committee, in its discretion, made changes to the annual base salaries for our executive officers. Base salary for our executive officers are set to reflect the scope of their respective responsibilities, their relative seniority and experience and competitive market factors, including our compensation committee’s review of competitive market data for the executive officers in comparable positions in our compensation peer group. Our compensation committee seeks to set base salaries at approximately the 50th percentile of base salaries reported for comparable positions within our compensation peer group.

Base salary adjustments for 2017 for our executive officers were based on a comparison of 2016 base salaries to the 50th percentile of base salaries reported for comparable positions within our compensation peer group, individual performance and changes in job duties. Based on these factors, our compensation committee determined that it was appropriate to increase Ms. Eastland’s base salary by 5.9% to reflect her exemplary performance and to more closely align her salary with approximately the 50th percentile of the comparable base salaries reported in the Radford Global Life Sciences Salary Survey, and to increase Dr. Walker’s base salary by 19.4% to reflect an increase in his job responsibilities, his exemplary performance and to more closely align his salary with approximately the 50th percentile of the comparable base salaries reported in the Radford Global Life Sciences Salary Survey.

Our compensation committee approved base salaries for our named executive officers, effective January 1, 2017, as follows:

Named Executive Officer	2017 Base Salary	2016 Base Salary
Scott Myers	$600,000	$600,000
Julia Eastland	$360,000	$340,000
Gary Christianson	$330,475	$330,475
Dr. Scott Peterson	$360,000	$360,000
Dr. Luke Walker	$370,000	$310,000

Variable Cash Compensation — Annual Cash Bonuses

We pay performance-based cash bonuses to our executive officers pursuant to our performance review policy, which we believe enhances each executive’s incentive to contribute to the successful achievement of our corporate objectives and aligns their interests with those of our stockholders. Under the performance review policy, our executive officers are eligible to receive cash bonuses based on achievement of one or more pre-established corporate performance goals. As further described below, each goal is assigned a percentage based on the importance to us that the goal be achieved. Generally, achievement of a particular goal will result in the payment of the expected level of incentive compensation associated with such goal. Partial achievement can result in the payment of reduced or no incentive compensation and superior achievement of any performance goal may result in the payment in excess of the target level of incentive compensation; however, there is not a fixed formula for determining the amount of incentive compensation for partial or above-target achievement. Rather, our compensation committee retains discretion to increase or decrease the annual cash bonus payment to our executive officers as it determines appropriate, based on actual individual performance.

Typically, the target annual cash bonus that an executive officer may earn is based on a percentage of his or her annual base salary. For example, if (1) an executive’s base salary is $100,000, (2) he or she is eligible to receive a bonus payment equal to 50% of his or her base salary, or $50,000, (3) our compensation committee has established four corporate performance goals, each weighted at 25% and (4) our compensation committee determines that we have achieved two of the four performance goals, then, he or she would be eligible to receive, subject to the discretion of our compensation committee, a bonus payment of $25,000.

Performance goals may be either qualitative and quantitative and are designed to be specific, measurable and completed within a fixed period of time. Our compensation committee is responsible for selecting performance goals, establishing the related target performance level (if any), assessing whether such goals have been achieved and determining the amount (if any) to be paid with respect to the actual achievement level to our executive officers. Performance goals for the current year are typically established at or shortly after the end of the prior year. If a bonus has been earned, we typically pay bonuses to our executive officers shortly after the first scheduled meeting of our compensation committee each year. An executive officer must remain actively employed by us through the actual date of payment to receive a bonus.

The 2017 performance goals approved by our compensation committee are set forth in the table below. With input from our board of directors, our compensation committee selected these particular corporate goals based on its judgment that they represented areas in which our executive officers have significant operational control and on which our board of directors and compensation committee believed our executive officers should focus to move our strategic plan forward and enhance stockholder value. Consistent with its determination in 2016, our compensation committee determined in 2017 that the performance goals should apply equally to each executive officer in order to encourage management to act collaboratively as a team (with discretion to adjust for individual factors in performance that were not reflected in the 2017 performance goals), which it believed would result in the furtherance of our strategic plans.

Advance HER2CLIMB (1)	Regulatory Plan (2)	Preclinical Assessment (3)	Financing (4)	Work Environment (5)
70%	15%	5%	5%	5%

(1)	Ensure HER2CLIMB achieves 2017 site initiation and patient enrollment targets.
(2)	Drive three to five year tucatinib product development and regulatory plan.
(3)	Define and develop three-year research and business development plan and business case for CASC-578 and CASC-674.
(4)	Pursue financing vehicles to ensure operations are appropriately funded.
(5)	Enhance work environment and culture to attract and retain top talent.

Mr. Myers, Ms. Eastland, Mr. Christianson, Dr. Peterson and Dr. Walker were eligible to receive annual cash bonuses of up to 50%, 35%, 35%, 35% and 35%, respectively, of their base salary. The annual cash bonus opportunity (expressed as a percentage of base salary) for each executive officer is determined by the compensation committee and is based on a review of potential bonuses for similarly positioned executives at companies included in our compensation peer group.

In January 2018, our compensation committee reviewed our goals collectively, noting that we had made substantial progress with respect to certain goals and exceeded expectations with respect to other goals. As a result, our compensation committee determined that, in the aggregate, we had exceeded 100% achievement of the 2017 performance goals. The target and actual bonus payments for 2017 for our named executive officers are set forth below.

Named Executive Officer	Base Salary ($)	2017 Annual Target as Percentage of Base Salary	Target Bonus ($)	Target Goals Achieved	2017 Incentive Bonus ($)
Scott Myers	$600,000	50%	$300,000	115.0%	$345,000
Julia Eastland	360,000	35	126,000	105.0	132,300
Gary Christianson	330,475	35	115,666	115.0	133,016
Scott Peterson	360,000	35	126,000	105.0	132,300
Luke Walker	370,000	35	129,500	105.0	135,975

Long-Term Incentives

We grant long-term incentive compensation in the form of equity awards to our employees, including our named executive officers, to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines, and our equity incentive plans have provided the principal method for our named executive officers to acquire an equity stake in our company. All equity incentive programs are administered by our compensation committee, other than grants of restricted share unit (“RSU”) awards to our non-employee directors, which are recommended by our corporate governance and nominating committee, and grants of stock options and RSU awards to certain newly-hired or promoted employees (other than our executive officers and senior vice presidents), which are granted by the new employee and promotion equity committee.

During 2017, our long-term incentive compensation opportunities for our executive officers consisted of stock options and RSU awards granted under the 2016 EIP. We use stock options and RSU awards as our principal long-term incentive vehicle because they align the interests of our executive officers with those of our stockholders, support a pay-for-performance culture, foster employee stock ownership and focus the management team on increasing value for our stockholders. In addition, stock options and RSU awards help to provide a balance to the overall executive compensation program as base salary and our bonus program focus on nearer-term achievements, while the grant and vesting of equity awards is intended to focus our executive officers’ efforts toward increasing stockholder value over the longer term.

The practice of our compensation committee has been to consider the annual grant of equity awards to our executive officers in connection with its annual compensation review process. In making its determination of the size of annual equity award grants for our executive officers, our compensation committee considers the individual performance of the executive officer in the prior year, the industry experience and background of the executive officer, the value of the executive officer’s outstanding equity awards in the then-current competitive environment, including the value of such outstanding equity awards as a retention tool, and a competitive market analysis of the equity awards granted to executive officers in similar roles at the companies in our compensation peer group. Adjustments may be made as our compensation committee deems reasonable to attract and retain executive officers in the competitive environment for highly-qualified employees in which we operate.

In 2017, our compensation committee began granting a combination of RSU awards and stock options to our executive officers to maintain the overall retention value of equity awards.

The analysis prepared by Compensia indicated that the long-term incentive value of the equity awards held by each of our executive officers fell below the 10th percentile of our peer group. To achieve a long-term incentive value for each of our executive officers that was consistent with approximately the 50th percentile of our compensation peer group, our compensation committee granted RSU awards and stock options to our executive officers as set forth in the table below, which it believed was appropriate in light of our long-term retention objectives.

Executive Officer	Restricted Stock Units (#)(1)	Options (#)(2)
Scott Myers	63,800	250,000
Julia Eastland	27,800	126,200
Gary Christianson	26,300	119,200
Dr. Scott Peterson	25,300	116,200
Dr. Luke Walker	19,800	85,100

(1)	These RSU awards vest as follows: 25% of the shares of our common stock underlying the award will vest and settle, net of taxes, on each anniversary of the grant date, subject to the executive officer’s continued service.
(2)	These stock options vest as follows: 25% of the shares of our common stock underlying the option will vest and become exercisable on the first anniversary of the grant date and, thereafter, 1/48th of the shares underlying the option will vest and become exercisable on each monthly anniversary of the grant date, subject to the executive officer’s continued service, such that the option will be fully exercisable on the fourth anniversary of the grant date. The exercise price of these options is the closing sales price of our common stock on the date of grant, January 11, 2017 and September 18, 2017, or $4.64 and $3.99, respectively.

Health and Welfare Benefits

We provide the following benefits to our named executive officers, generally on the same basis provided to all of our employees:

•	health, dental insurance and vision insurance (for the employee and eligible dependents);

•	flexible spending accounts for medical and dependent care;

•	life insurance;

•	an employee assistance plan (for the employee and eligible dependents);

•	short-term and long-term disability, accidental death and dismemberment insurance; and

•	a Section 401(k) plan with an employer matching feature into the plan.

Severance/Termination Protection

We are a party to agreements with our executive officers that provide eligibility for payments and benefits in connection with a termination of employment following a change in control of the company. Our compensation committee considers such payments and benefits to be competitive in the hiring and retention of our executive officers. When establishing the retention, termination and change of control provisions in our agreements with our executive officers, our compensation committee considered industry practice and an analysis of current market trends.

In addition, these payments and benefits are intended to incentivize and retain our executive officers during the pendency of a proposed change in control transaction and align their interests with the interests of our stockholders in the event of a change in control of the company.

All arrangements with our named executive officers and the potential payments that each of our named executive officers would have received if a change in control of the company or termination of employment would have occurred on December 31, 2017, are described in “— Termination and Change of Control Provisions” and “— Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

Tax Considerations

Section 162(m) of the Internal Revenue Code (Section 162(m)) limits the amount that we may deduct for compensation paid to our chief executive officer, chief financial officer and the next three most highly compensated executive officers to $1 million per person per year.

The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Our compensation committee cannot determine with certainty how the deduction limit of Section 162(m) may impact our executive compensation programs in future years. While our compensation committee has not adopted a formal policy regarding tax deductibility of the compensation paid to our executive officers, it considers tax deductibility under Section 162(m) as one factor in its compensation deliberations. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations thereunder, including the uncertain scope of the transition relief for certain arrangements in place as of November 2, 2017, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Additionally, our compensation committee retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation programs even if we are unable to deduct the awards for tax purposes. Our compensation committee may, in its judgment, approve compensation for our executive officers that does not comply with an exemption from the deduction limit, and reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) when it believes that such compensation is in the best interests of our company and our stockholders.

Securities Trading Policies

Our Insider Trading Policy provides that, except for trades pursuant to approved Exchange Act Rule 10b5-1 plans, the non-employee members of our board of directors, executive officers and employees may not trade in our securities while possessing material nonpublic information concerning us or trade in our securities outside of the applicable trading windows. Our Insider Trading Policy further provides that the non-employee members of our board of directors and executive officers may not purchase or sell puts or calls that underlie a purchase or sale of our common stock, engage in short sales or any other hedging transactions with respect to our common stock, or buy our common stock on margin or pledge shares of our common stock. Except for trades pursuant to approved Exchange Act Rule 10b5-1 plans, our policy restricts trading in our securities by the non-employee members of our board of directors, executive officers and employees to open window periods following the widespread public release of our quarterly and annual financial results.

Compensation Committee Interlocks and Insider Participation

During 2017, Dr. Love, Dr. Henney, and Mr. James served on our compensation committee. During 2017, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

Risk Analysis of Compensation Plans

The mix and design of the elements of our compensation programs do not encourage management to assume excessive risks. Any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the company.

Our compensation committee has reviewed the elements of executive compensation to determine whether any portion of this compensation encouraged excessive risk taking and concluded:

•	significant weighting towards long-term incentive compensation discourages short-term risk-taking; and

•	several categories of goals generally apply, so that if any particular goal is not achieved, then a disproportionate amount of total compensation is not forfeited.

Compensation Committee Report

The information contained in this report will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

In reliance on the reviews and discussions referred to above and the review and discussion of the section captioned “Compensation Discussion and Analysis” with our management, the compensation committee has recommended to the board of directors, that the section captioned “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Dr. Ted W. Love, Chairman
Dr. Christopher Henney
Steven P. James

2017 Summary Compensation Table

The following table sets forth the compensation earned by or awarded to, as applicable, our named executive officers during each of 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Restricted Stock Unit Awards ($) (1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Scott Myers (4)	2017	$600,000	$282,303	$739,900	$345,000	$8,661	$1,975,864
President, Chief Executive Officer and Director	2016	448,076	—	2,226,859	222,951	73,542	2,971,428
Julia Eastland	2017	360,000	118,267	352,934	358,967	8,867	1,199,035
Chief Financial Officer, Chief	2016	340,000	—	229,000	119,000	8,442	696,442
Business Officer and Secretary	2015	300,000	—	562,500	68,250	8,442	939,192
Gary Christianson	2017	330,475	112,282	334,664	353,333	8,592	1,139,346
Chief Operating Officer	2016	330,475	—	190,835	104,100	8,442	854,169
	2015	319,300	—	562,500	68,171	8,442	958,413
Scott Peterson	2017	360,000	108,292	326,834	372,300	8,867	1,176,293
Chief Scientific Officer	2016	360,000	—	248,085	126,000	8,442	982,527
	2015	315,000	—	562,500	75,521	8,442	961,463
Luke Walker Senior Vice President, Clinical Development	2017	370,000	84,072	238,257	258,990	15,638	966,957

(1)	The amounts in this column represent the aggregate grant date fair value of option and RSU awards for fiscal years 2017, 2016 and 2015. These amounts do not represent the actual amounts paid to or realized by our named executive officer for these awards during fiscal years 2017, 2016 and 2015. The value as of the grant date for stock options and RSU awards is recognized over the number of days of service required for the award to vest. For a more detailed description of the assumptions used for purposes of determining these grant date fair values, see “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	The amounts in this column represent retention bonuses and total performance-based annual cash bonuses earned for services rendered during the year by our named executive officers, which performance-based cash bonuses were awarded based on the achievement of corporate performance goals determined each year by our compensation committee. See “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K for additional information regarding the performance-based annual cash bonuses for our named executive officers.
(3)	The amounts in this column consist of contributions made by us pursuant to our Section 401(k) plan, life insurance premiums, relocation and miscellaneous service awards.
(4)	Mr. Myers began serving as our Chief Executive Officer in April 2016.

2017 Grants of Plan-Based Awards Table

The following table sets forth each grant of an award made to a named executive officer during 2017 under any of our incentive plans or equity plans.

Name and Principal Position	Grant Date (1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards($)(1)	Number of Securities Underlying Restricted Stock Unit (#)	Exercise or Base Price of Restricted Stock Unit Awards ($/Sh)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Restricted Stock Unit and Option Awards ($)(3)
Scott Myers	January 11,2017	$300,000	42,000	$—	190,000	$4.64	$778,180
	September 18, 2017	—	15,500	—	60,000	3.99	218,445
	November 10, 2017	—	6,300	—	—	—	25,578
Julia Eastland	January 11,2017	126,000	11,300	—	51,200	4.64	209,616
	September 18, 2017	—	16,500	—	75,000	3.99	261,585
Gary Christianson	January 11,2017	115,666	11,300	—	51,200	4.64	209,616
	September 18, 2017	—	15,000	—	68,000	3.99	237,330
Scott Peterson	January 11,2017	126,000	11,300	—	51,200	4.64	209,616
	September 18, 2017	—	14,000	—	65,000	3.99	225,510
Luke Walker	January 11,2017	129,500	7,800	—	35,100	4.64	143,949
	September 18, 2017	—	12,000	—	50,000	3.99	178,380

(1)	The amounts in this column represent the “target” amount of each award. There was no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2017 non-equity incentive plan awards. In January 2018, our compensation committee awarded non-equity incentive plan awards based on achievement of our 2017 performance goals. The actual amounts paid to each of our named executive officers for 2017 are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For more information regarding the 2017 non-equity incentive plan awards, see “— Compensation Discussion and Analysis — Variable Cash Compensation — Incentive Bonuses” included elsewhere in this Annual Report on Form 10-K.
(2)	Except as otherwise noted below and consistent with the provisions of our 2016 EIP in effect at the date of grant, all options reflected in the table had an exercise price equal to the closing sales price of our common stock as reported by The Nasdaq Global Market on the grant date. All RSU awards and options were granted under our 2016 EIP.
(3)	The amounts reported in this column represent the grant date fair value of RSU awards and stock options granted in 2017. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2017. The value as of the grant date is recognized over the number of days of service required for the grant to vest. For a more detailed description of the assumptions used for purposes of determining these grant date fair values, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Share-based Compensation” and “Note 7 — Share-based Compensation” of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth the equity awards outstanding at December 31, 2017 for each of our named executive officers. Except as set forth in the footnotes to the following table, each equity award is fully vested.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price(1)	Option Expiration Date	Number of unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Myers	197,839	276,971	(2)	$7.08	April 4, 2026	63,800	236,060
	—	190,000	(3)	$4.64	January 11, 2027	—	—
	—	60,000	(4)	$3.99	September 18, 2027	—	—
Julia Eastland	6,667	—	(5)	$19.86	November 10, 2018	27,800	102,860
	8,334	—	(6)	$19.92	December 1, 2018
	8,334	—	(7)	$41.52	December 1, 2019	—	—
	8,334	—	(8)	$28.44	December 12, 2020	—	—
	25,000	—	(9)	$10.44	December 12, 2021	—	—
	12,503	4,164	(10)	$10.56	December 16, 2022	—	—
	23,442	18,225	(11)	$21.06	September 24, 2023	—	—
	19,794	30,206	(12)	$6.90	May 17, 2024	—	—
	—	51,200	(3)	$4.64	January 11, 2027	—	—
	—	75,000	(4)	$3.99	September 18, 2027	—	—
Gary Christianson	8,334	—	(6)	$19.92	December 1, 2018	26,300	97,310
	8,334	—	(7)	$41.52	December 1, 2019	—	—
	8,334	—	(8)	$28.44	December 12, 2020	—	—
	25,000	—	(9)	$10.44	December 12, 2021	—	—
	12,503	4,146	(10)	$10.56	December 16, 2022	—	—
	23,442	18,225	(11)	$21.06	September 24, 2023	—	—
	16,495	25,172	(12)	$6.90	May 17, 2024	—	—
	—	51,200	(3)	$4.64	January 11, 2027	—	—
	—	68,000	(4)	$3.99	September 18, 2027	—	—
Scott Peterson	8,334	—	(6)	$19.92	December 1, 2018	25,300	93,610
	8,334	—	(7)	$41.52	December 1, 2019	—	—
	8,334	—	(8)	$28.44	December 12, 2020	—	—
	25,000	—	(9)	$10.44	December 12, 2021	—	—
	18,754	6,246	(10)	$10.56	December 16, 2022	—	—
	23,442	18,225	(11)	$21.06	September 24, 2023	—	—
	21,445	32,722	(12)	$6.90	May 17, 2024	—	—
	—	51,200	(3)	$4.64	January 11, 2027	—	—
	—	65,000	(4)	$3.99	September 18, 2027	—	—
Luke Walker	2,500	—	(13)	$35.88	September 30, 2019	19,800	73,260
	334	—	(7)	$41.52	December 1, 2019	—	—
	1,250	—	(8)	$28.44	December 12, 2020	—	—
	2,500	—	(9)	$10.44	December 12, 2021	—	—
	943	307	(10)	$10.56	December 16, 2022	—	—
	3,289	2,545	(11)	$21.06	September 24, 2023	—	—
	11,984	17,184	(12)	$6.90	May 17, 2024	—	—
	—	35,100	(3)	$4.64	January 11, 2027	—	—
	—	50,000	(4)	$3.99	September 18, 2027	—	—

(1)	In April 2008, our board of directors approved an amendment to our historical share option plan, which provided that the exercise price of any future grants would equal the closing price of our common stock traded on The Nasdaq Global Market on the date of grant. The 2016 EIP provides that the exercise price of any grant would equal or exceed the closing price, on the date of grant, of our common stock on the principal national exchange on which the stock is listed or traded.

(2)	This stock option fully vests on April 4, 2020, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant. This stock option was an inducement grant, and therefore not granted under our share option plan.
(3)	This stock option fully vests on January 11, 2021, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(4)	This stock option fully vests on September 18, 2021, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(5)	This stock option fully vested on September 7, 2014.
(6)	This stock option fully vested on December 1, 2014.
(7)	This stock option fully vested on December 1, 2015.
(8)	This stock option fully vested on December 12, 2016.
(9)	This stock option fully vested on December 12, 2017.
(10)	This stock option fully vests on December 16, 2018, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(11)	This stock option fully vests on September 24, 2019, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(12)	This stock option fully vests on May 17, 2020, and 1/4 vests on the first anniversary of grant, with the balance vesting in monthly increments for 36 months following the first anniversary of grant.
(13)	This stock option fully vested on September 16, 2015.

2017 Option Exercises and Stock Vested

None of our named executive officers exercised stock options or had RSU awards vest during 2017.

2016 Equity Incentive Plan and Share Option Plan

Our 2016 Equity Incentive Plan (the “2016 EIP”), which became effective on June 23, 2016, governs the terms of the stock options and RSU awards granted on and after June 23, 2016. The 2016 EIP provides that, in the event of a change of control merger, sale of all or substantially all of our assets or another change of control transaction, unless otherwise determined by our compensation committee, all outstanding awards will be subject to the agreement governing such merger, asset sale or other change of control transaction. Such agreement need not treat all such awards in an identical manner, and it will provide for one or more of the following with respect to each award: the continuation of the award, the assumption of the award, the substitution of the award or the payment of the excess of the fair market value of the shares of our common stock subject to the award over the exercise price or purchase price of such shares. In the event the successor corporation refuses to either assume, convert, replace or substitute awards, then unless otherwise determined by our compensation committee, all outstanding awards granted under the equity incentive plan will accelerate in full as of the time of consummation of such change in control transaction. In addition, in the event of a merger, sale of all or substantially all of our assets or another change of control transaction, the vesting of all awards granted to our non-employee directors will accelerate and such awards will become exercisable (as applicable) in full as of the time of consummation of such change in control transaction.

Our share option plan, under which we ceased granting stock options on June 23, 2016, governs the terms of the stock options granted prior to June 23, 2016. The share option plan provides for the acceleration of vesting of awards in connection with or following a change in control of the company. A “change in control” under the share option plan will be deemed to have occurred if (i) our board of directors passes a resolution to the effect that, for purposes of the share option plan, a change in control has occurred or (ii) any person or any group of two or more persons acting jointly or in concert becomes the beneficial owner, directly or indirectly, or acquires the right to control or direct, 25% or more of our outstanding voting securities or any successor entity in any manner, including without limitation as a result of a takeover bid or an amalgamation with any other corporation or any other business combination or reorganization. Also under our share option plan, stock options held by employees at the level of Vice President or above who are terminated by us without cause (as defined in the share option plan) will remain outstanding and continue to vest and be exercisable for two years following the termination date. In addition, under our share option plan, stock options held by employees who retire (as defined in the share option plan) will remain outstanding and continue to vest and be exercisable for the term of the stock option.

In addition, the Merger Agreement provides that at the Acceptance Time, each stock option that is outstanding, whether vested or unvested, will automatically terminate and be cancelled and will be converted into the right to receive, without interest, an amount in cash (less applicable tax withholdings) equal to the product of (a) the excess, if any, of the Offer Price over the exercise price per share of such option and (b) the number of shares subject to such option immediately prior to the Acceptance Time. No cash amount will be payable with respect to an option that has a per share exercise price that is equal to or greater than the Offer Price, and such option will be cancelled and terminated. Each holder of an option that is cancelled as provided in the Merger Agreement will cease to have any rights with respect thereto, except the right to receive the cash consideration, if any, described above.

In addition, the Merger Agreement provides that at the Acceptance Time, any vesting conditions applicable to each outstanding RSU will automatically accelerate in full and each RSU will terminate and be cancelled in exchange for the right to receive, without interest, an amount in cash (less applicable tax withholdings) equal to (a) the number of Shares subject to such RSU immediately prior to the Acceptance Time multiplied by (b) the Offer Price. Each holder of a RSU that is cancelled as provided in the Merger Agreement will cease to have any rights with respect thereto, except the right to receive the cash consideration described above.

Termination and Change of Control Agreements

Mr. Myers

We are a party to an offer letter dated March 23, 2016 with Mr. Myers, our president and chief executive officer. Our employment agreement with Mr. Myers provides that if at any time within 12 months following a change in control of Cascadian, his employment is terminated “without cause” or if he is “constructively terminated” (as those terms are defined in his employment agreement), he will be entitled to receive, in addition to amounts that have been earned prior to the termination date, the following severance payments and benefits:

•	a lump sum payment of 18 months base salary, less required withholding;

•	a lump sum payment of one year’s equivalent of performance review bonus at target, less required withholding;

•	acceleration as to 100% of the then-unvested portion of his initial April 4, 2016 inducement stock option grant; and

•	100% of the COBRA premium that would otherwise be due under our group health plan for 18 months following termination of employment.

Additionally, if Mr. Myers’ employment is terminated without cause or constructively terminated (outside of a change of control of Cascadian), he will receive the following payments and benefits:

•	a lump sum payment of 12 months base salary, less required withholding;

•	a lump sum payment of 50% of one year’s equivalent of performance review bonus at target, less required withholding;

•	acceleration as to 50% of the then-unvested portion of his initial inducement stock option grant; and

•	100% of the COBRA premium that would otherwise be due under our group health plan for 12 months following termination of employment.

Ms. Eastland, Mr. Christianson, and Dr. Peterson

We are a party to executive employment agreements dated May 17, 2016 with each of Ms. Eastland, our Chief Financial Officer, Chief Business Officer and Secretary, Mr. Christianson, our Chief Operating Officer, and Dr. Peterson, our Chief Scientific Officer.

Our employment agreements with Ms. Eastland, Mr. Christianson, and Dr. Peterson provide that if at any time within 12 months following a change in control of Cascadian, his or her employment is terminated “without cause” or by him or her with “good reason” (as those terms are defined in his or her employment agreement), he or she will be entitled to receive, in addition to amounts that have been earned prior to the termination date, the following severance payments and benefits:

•	a lump sum payment of 18 months’ base salary;

•	a lump sum payment of one year’s equivalent of his or her performance review bonus at target;

•	acceleration of the unvested portion of all of his or her then outstanding equity awards; and

•	continued medical benefits for 18 months.

Additionally, if the employment of Ms. Eastland, Mr. Christianson or Dr. Peterson is terminated without cause or for good reason other than within 12 months following a change in control of Cascadian (as defined in the employment agreements), he or she will receive the following payments and benefits:

•	a lump sum payment of nine months’ base salary;

•	a lump sum payment of a pro-rated target cash bonus (which, in the case of a termination without cause, cannot be less than 75% of the target bonus amount); and

•	continued medical benefits for nine months.

Ms. Eastland, Mr. Christianson, and Dr. Peterson’s employment agreements provide that if any of the payments or benefits provided to him or her in connection with the change in control constitutes an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, such payments or benefits will be either (i) payable in full or (ii) reduced to the minimum extent necessary to ensure that no portion of the payments or benefits is subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, whichever results in the receipt by him or her on an after-tax basis of the greatest amount of payments and benefits. All severance payments under these employment agreements are subject to him or her executing a release of claims in Cascadian’s favor and to his or her compliance with the non-disclosure and restrictive covenants contained in his or her confidentiality agreement.

Dr. Walker

We are a party to an executive employment agreement dated May 17, 2016 with Dr. Walker, our Senior Vice President, Clinical Development. Our employment agreement with Dr. Walker provides that if at any time within 12 months following a change in control of Cascadian, his employment is terminated “without cause” or by him with “good reason” (as those terms are defined in his employment agreement), he will be entitled to receive, in addition to amounts that have been earned prior to the termination date, the following severance payments and benefits:

•	a lump sum payment of 12 months’ base salary;

•	a lump sum payment of a portion of his “annual cash bonus” (as such term is defined in his employment agreement) determined by multiplying his target annual cash bonus amount by a fraction equal to the number of days of his employment during the applicable period divided by the total number of days in the applicable bonus performance period;

•	acceleration of the unvested portion of all of his then outstanding equity awards; and

•	continued medical benefits for 12 months.

Additionally, if Dr. Walker’s employment is terminated without cause or for good reason other than within 12 months following a change in control of Cascadian (as defined in the employment agreement), he will receive the following payments and benefits:

•	a lump sum payment of six months’ base salary;

•	a lump sum payment of a pro-rated target cash bonus; and

•	continued medical benefits for six months.

Dr. Walker’s employment agreement provides that if any of the payments or benefits provided to him in connection with the change in control constitutes an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, such payments or benefits will be either (i) payable in full or (ii) reduced to the minimum extent necessary to ensure that no portion of the payments or benefits is subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, whichever results in the receipt by him on an after-tax basis of the greatest amount of payments and benefits. All severance payments under this employment agreement are subject to Dr. Walker executing a release of claims in Cascadian’s favor and to his compliance with the non-disclosure and restrictive covenants contained in his confidentiality agreement.

In February 2018, our Compensation Committee has also approved amendments to the employment agreements of Mr. Myers, Ms. Eastland, Dr. Peterson, Mr. Christianson, and Dr. Walker to provide them with tax preparation services for three years following the Merger. The amendments only provide for such tax preparation services, and do not provide for any tax gross-up payments or any other tax-related entitlements.

Retention Payment Plan

In January 2016, we adopted a Retention Plan to provide cash retention payments to our named executive officers (other than our chief executive officer) and certain other employees to induce them to remain employed by us through the transition period for the appointment of a new chief executive officer. Any named executive officers who participated in the Retention Plan and (i) remained continuously employed by us through January 10, 2017 or (ii) were terminated by us other than for “cause” prior to January 10, 2017, were paid a lump-sum cash payment in an amount equal to eight months of their base salary effective as of January 10, 2016.

For purposes of the Retention Plan, “cause” means (i) failure or refusal by such named executive officer to substantially perform his or her duties (except where the failure results from incapacity due to disability); or (ii) severe misconduct or activity deemed detrimental to our interests, as further described in the Retention Plan.

Payments to our named executive officers were made pursuant to the Retention Plan in January 2017 in the following amounts:

Named Executive Officer	Retention Payment
Julia Eastland	$226,667
Gary Christianson	$220,317
Dr. Scott Peterson	$240,000
Dr. Luke Walker	$123,015

Potential Payments Upon Termination or Change in Control

The tables below describe the payments and benefits our executive officers would be entitled to receive assuming the occurrence on December 31, 2017 of either a change of control transaction or termination of their employment without “cause” (as defined below). For additional details regarding the payments and benefits our named executive officers are entitled to, please see “— Termination and Change of Control Agreements” included elsewhere in this Annual Report on Form 10-K.

Mr. Myers

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Scott Myers(1)	$—	$1,200,000	$45,986	$—	$750,000	$30,657

(1)	The amount shown in this column is calculated as the spread value of 100% of unvested stock options subject to Mr. Myers’ initial April 4, 2016 inducement grant of stock options held by Mr. Myers on December 31, 2017, assuming a stock price of $3.70 per share, the last reported sale price of our common stock on The Nasdaq Global Market on December 29, 2017.
(2)	The amount shown in this column is a lump sum payment equal to 18 months of Mr. Myers’s base salary for 2016 plus one year’s equivalent of his performance review bonus at target.
(3)	For purposes of Mr. Myers offer letter, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform his duties. “Constructively terminated” means any of the following taken without Mr. Myers’ written consent, and subject to certain conditions: (a) a reduction of title, position, responsibilities, authority or duties to a level less than the title, position, responsibilities, authorities or duties occupied or possessed on the date immediately preceding such reduction, or a failure to be nominated to the board of directors; (b) a reduction in base salary, subject to certain exceptions; (c) requirement to be based at any office or location more than 50 miles from the office where Mr. Myers was employed on the date immediately preceding the date of such change in location; or (d) the company’s material breach of any provision of the offer letter.
(4)	The amount shown in this column is calculated as the spread value of 50% of unvested stock options subject to Mr. Myers’ initial April 4, 2016 inducement grant of stock options held by Mr. Myers on December 31, 2017, assuming a stock price of $3.70 per share, the last reported sale price of our common stock on The Nasdaq Global Market on December 29, 2017.
(5)	The amount shown in this column is a lump sum payment equal to Mr. Myers’s base salary for 2017 plus one year’s equivalent of his performance review bonus at 50% of target.

Ms. Eastland, Mr. Christianson, and Dr. Peterson

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Julia Eastland	$—	$666,000	$45,986	$—	$364,500	$22,993
Gary Christianson	$—	$611,379	$45,986	$—	$334,606	$22,993
Scott Peterson	$—	$666,000	$45,986	$—	$364,500	$22,993

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by the named executive officer on December 31, 2017, assuming a stock price of $3.70 per share, the last reported sale price of our common stock on The Nasdaq Global Market on December 29, 2017.
(2)	The amount shown in this column is a lump sum payment equal to 18 months of the named executive officer’s base salary for 2017 plus one year’s equivalent of her performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, the named executive officer signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of the named executive officer’s employment agreement, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of her at our expense, (d) material breach of any of our written policies, or (e) willful and continual failure substantially to perform her duties, which failure has continued for a period of at least 30 days after written notice by us. “Good reason” means, subject to certain conditions, the occurrence of any of the following events without the named executive officer’s express prior written consent: (a) material diminution of job responsibilities as such responsibilities exist as of the effective date of the employment agreement, subject to certain exceptions; (b) the material reduction in salary, unless such reduction is part of a reduction in compensation for all employees of the company in general; or (c) relocation of principal office, or principal place of employment, to a location that is more than 50 miles from the principal office or principal place of employment.
(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if the named executive officer is terminated without cause, but stock option vesting and exercisability will continue as described above under “—2016 Equity Incentive Plan”.
(5)	The amount shown in this column is a lump sum payment equal to nine months of the named executive officer’s base salary for 2017 plus nine month’s equivalent of her performance review bonus at target.

Dr. Walker

	Change of Control			Termination Other Than for Cause(3)
Name	Equity Acceleration (1)	Salary (2)	Insurance Benefits	Equity Acceleration (4)	Salary (5)	Insurance Benefits
Luke Walker	$—	$499,500	$21,115	$—	$249,750	$10,558

(1)	The amount shown in this column is calculated as the spread value of all unvested stock options held by Dr. Walker on December 31, 2017, assuming a stock price of $3.70 per share, the last reported sale price of our common stock on The Nasdaq Global Market on December 29, 2017.
(2)	The amount shown in this column is a lump sum payment equal to Dr. Walker’s base salary for 2017 plus one year’s equivalent of his performance review bonus at target. Such payments will be made within 60 days following a change of control, provided that, within 45 days of a change of control, Dr. Walker signs a separation agreement in a form reasonably satisfactory to us, which shall include a general release of all claims against us.
(3)	For purposes of Dr. Walker’s employment agreement, “cause” includes, among other things (a) willful engaging in illegal conduct or gross misconduct which is injurious to us, (b) being convicted of, or entering a plea of nolo contendere or guilty to, a felony or a crime of moral turpitude, (c) engaging in fraud, misappropriation, embezzlement or any other act or acts of dishonesty resulting or intended to result directly or indirectly in a gain or personal enrichment of his at our expense, (d) material breach of any of our written policies or (e) willful and continual failure substantially to perform his duties, which failure has continued for a period of at least 30 days after written notice by us. “Good reason” means, subject to certain conditions, the occurrence of any of the following events without Dr. Walker’s express prior written consent: (a) material diminution of job responsibilities as such responsibilities exist as of the effective date of the employment agreement, subject to certain exceptions; (b) the material reduction in salary, unless such reduction is part of a reduction in compensation for all employees of the company in general; or (c) relocation of principal office, or principal place of employment, to a location that is more than 50 miles from the principal office or principal place of employment.

(4)	Pursuant to the terms of our share option plan, there is no acceleration of vesting if Dr. Walker is terminated without cause, but stock option vesting and exercisability will continue as described above under “—2016 Equity Incentive Plan”.
(5)	The amount shown in this column is a lump sum payment equal to six months of Dr. Walker’s base salary for 2017, 50% of his performance review bonus at target.

2018 Merger Agreement

We entered into an Agreement and Plan of Merger (the Merger Agreement) with Seattle Genetics, Inc., on January 30, 2018, as described under the heading titled “Item 1 — Business — Overview — “2018 Merger Agreement” elsewhere in this Annual Report on Form 10-K which is described under. The Merger Agreement provides that at the Acceptance Time (as defined in the Merger Agreement), each option that is outstanding, whether vested or unvested, will automatically terminate and be cancelled and will be converted into the right to receive, without interest, an amount in cash (less applicable tax withholdings) equal to the product of (a) the excess, if any, of $10 over the exercise price per share of such option and (b) the number of shares subject to such option immediately prior to the Acceptance Time. No cash amount will be payable with respect to an Option that has a per share exercise price that is equal to or greater than the Offer Price, and such Option will be cancelled and terminated. Each holder of an Option that is cancelled as provided in the Merger Agreement will cease to have any rights with respect thereto, except the right to receive the cash consideration, if any, described above.

The table set forth below provides information regarding the options held by our named executive officers as of March 8, 2018, based on the offer price of $10 per share. The values shown were calculated assuming that all options held by each individual as of the date hereof remain unexercised at the assumed closing date of the Merger.

Name	Number of Options	Value of Options
Scott D. Myers	724,810	$2,765,445
Gary W. Christianson	269,203	$812,280
Julia M. Eastland	291,203	$880,182
Scott R. Peterson	287,036	$833,000
Luke N. Walker	127,936	$579,057

The Merger Agreement also provides that at the Acceptance Time, any vesting conditions applicable to each outstanding RSU will automatically accelerate in full and each RSU will terminate and be cancelled in exchange for the right to receive, without interest, an amount in cash (less applicable tax withholdings) equal to (a) the number of shares subject to such RSU immediately prior to the Acceptance Time multiplied by (b) $10. Each holder of a RSU that is cancelled as provided in the Merger Agreement will cease to have any rights with respect thereto, except the right to receive the cash consideration described above. The table set forth below

The table set forth below provides information regarding the RSUs held by our named executive officers as of March 8, 2018, based on the offer price of $10 per share.

Name	Number of RSUs	Value of RSUs
Scott D. Myers	303,300	$3,033,000
Gary W. Christianson	187,975	$1,879,750
Julia M. Eastland	223,975	$2,239,750
Scott R. Peterson	177,975	$1,779,750
Luke N. Walker	147,850	$1,478,500

In connection with the Merger, our compensation committee approved amendments to the confidentiality agreements of our named executive officers to bind each named executive officer to a two-year covenant not to compete with us. Mr. Myers had not previously been subject to a non-compete covenant, and our other named executive officers had previously been subject to a one-year non-compete covenant. Contingent upon the execution of the two-year covenant not to compete, Mr. Myers, Ms. Eastland and Dr. Walker are eligible to receive transaction bonuses, subject to the completion of the Merger, for their efforts associated with leading Cascadian to the signing of the Merger Agreement and in ultimately consummating the Merger. The transaction bonuses are in the following amounts: Mr. Myers–$3,920,000; Ms. Eastland–$793,800; and Dr. Walker–$266,700. Our compensation committee considered whether to offer transaction bonuses, and based on the recommendation of Cascadian’s independent compensation consultant, it found the award of these transaction bonuses to be appropriate contingent upon the execution of a two-year covenant not to compete and given the additional services Mr. Myers, Ms. Eastland, and Dr. Walker performed in connection with evaluating the proposed Merger and other alternatives available to Cascadian, negotiations and discussions related to the Merger, and the signing of the Merger Agreement. The form of agreement setting forth the terms of the transaction bonuses has also been approved by our compensation committee.

CEO Pay Ratio

Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee based on W-2 wages (annualized in the case of full- and part-time employees who joined us during 2017) of each of our 71 employees (excluding the CEO) as of December 31, 2017.

Total annual compensation includes, among other things, base salary, cash bonuses, equity awards (based on the grant date fair value of awards granted during 2017), perquisites, company contributions to our 401K plan, and insurance premiums paid by the Company. Mr. Myers had a fiscal 2017 total compensation of $1,975,864, as reflected in the Summary Compensation Table included in this Annual Report on Form 10-K. The median annual compensation for our median employee (excluding our CEO), was $176,658 for 2017. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 11 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Compensation of Directors

During 2017, we paid our non-employee directors an annual cash fee of $50,000 for their service on our board of directors and its committees. Fees were paid quarterly and are prorated over the period based on the non-employee director’s service. We also paid the chairman of our board of directors an additional annual fee of $50,000, the chairman of our audit committee an additional annual fee of $25,000 and the chairmen of our other standing committees of our board of directors an additional annual fee of $5,000 each. Beginning in March 2017, we paid our non-employee directors the following annual cash retainers for committee service during 2017:

Committee	Chair	Member
Audit Committee	$25,000	$7,500
Compensation Committee	15,000	5,000
Corporate Governance and Nominating Committee	7,500	3,750

In addition, each non-employee director was entitled to receive an annual RSU award equal to the greater of (i) 1,250 shares or (ii) $50,000 divided by the closing price of our common stock on the Nasdaq Global Market on the date of grant, and an initial restricted share unit grant upon joining the board of directors equal to the greater of (i) 1,250 shares or (ii) $50,000 divided by the closing price of our common stock on The Nasdaq Global Market on the date of grant. We also reimbursed our non-employee directors for travel and other necessary business expenses incurred in the performance of their services for us.

2017 Director Compensation Table

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2017. All compensation numbers are expressed in U.S. dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Christopher Henney	$111,104	$50,000	$161,104
Daniel Spiegelman	78,052	50,000	128,052
Gwen Fyfe	50,000	50,000	100,000
Ted W. Love	69,243	50,000	119,243
Steven James	60,174	50,000	110,174
Robert Azelby	40,462	100,000	140,462

(1)	The amounts in this column represent the aggregate grant date fair value of the RSU awards granted in 2017.
(2)	As of December 31, 2017, our non-employee directors held the following outstanding equity awards: Dr. Henney (25,000 options, 13,927 RSUs); Mr. Spiegelman (13,927 RSUs); Dr. Fyfe (13,927 RSUs); Dr. Love (13,927 RSUs); Mr. James (13,927 RSUs) and Mr. Azelby (26,364 RSUS).
(3)	Each RSU award may be converted into one share of our common stock at the end of the grant period, which is one year for each of the RSU awards granted.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2017

The following table sets forth the securities authorized for issuance under Cascadian’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	3,119,551	$9.02	5,723,523
Equity compensation plans not approved by security holders (2)	474,810	7.08	—
Total	3,594,361	8.73	5,723,523

(1)	The weighted average exercise price relates solely to outstanding stock option shares because shares subject to RSUs have no exercise price.
(2)	Represents the inducement award granted to our Chief Executive Officer in April 2016.

For more information regarding our 2016 EIP, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of February 28, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers and (iv) our directors and executive officers as a group, including shares they had the right to acquire within 60 days after February 28, 2018. Beneficial ownership excludes stockholders of Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock, each of which are convertible into 166.67 shares of the Company’s common stock at any time at the holder’s option, provided the holder would not beneficially own in the aggregate more than 4.99%, 4.99% or 9.99% of the company’s securities, respectively, subject to an exception that may permit beneficial ownership up to 19.99% upon 61 day’s written notice.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)	Percent of Class(3)
5% Stockholders:
New Enterprise Associates (4)	10,882,574	19.67%
The Baupost Group, L.L.C.(5)	8,721,079	15.77%
BVF, Inc.(7)	6,008,279	10.86%
Redmile (6)	4,250,000	7.68%
EcoR1 Capital Fund (8)	3,000,000	5.42%
Directors and Named Executive Officers:
Christopher Henney(9)	85,185	*
Steven James(10)	13,677	*
Ted W. Love(11)	37,394	*
Daniel Spiegelman(12)	21,006	*
Robert Azelby (13)	9,328	*
Gwen Fyfe(14)	10,125	*
Scott Myers(15)	353,569	*
Gary Christianson(16)	133,292	*
Julia Eastland(17)	142,674	*
Scott Peterson(18)	143,355	*
Luke Walker(19)	47,110	*
All directors and executive officers as a group (11 persons)(20)	996,715	1.97%

*	Represents less than 1% of class or combined classes.
(1)	Except as otherwise indicated, the address of each stockholder identified is c/o Cascadian Therapeutics, Inc., 3101 Western Avenue, Suite 600, Seattle, Washington 98121. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.
(2)	Options, RSUs and warrants exercisable within 60 days after February 28, 2018 and shares of preferred stock convertible within 60 days after February 28, 2018 are deemed outstanding for the purposes of computing the percentage of shares owned by that person but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.
(3)	Based on 55,312,923 shares of common stock issued and outstanding as of February 28, 2018.
(4)	Based on information of beneficial ownership as of December 31, 2017, included in a Form 4 filed with the SEC on February 22, 2018. Growth Equity Opportunities Fund IV, LLC, New Enterprise Associates 15, L.P., NEA Partners 15, L.P., NEA 15 GP, LLC, Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., Joshua Makower, David M. Mott, Jon M. Sakoda, Scott D. Sandell, Peter W. Sonsini and Ravi Viswanathan share voting and investment power over the shares. The address of New Enterprise Associates is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(5)	Based on information of beneficial ownership as of December 31, 2017, included in a Schedule 13G/A filed with the SEC on February 13, 2018. The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman share voting and investment control over the shares. The address of The Baupost Group, L.L.C. is 10 St. James Avenue, Boston, Massachusetts 02116.
(6)	Based on information of beneficial ownership as of December 31, 2017, included in a Schedule 13G/A filed with the SEC on April 14, 2017. The address of Redmile is Golden Gate National Recreation Area, 1 Letterman Dr., San Francisco, California 94129.
(7)	Based on information of beneficial ownership as of December 31, 2017, included in a Schedule 13D/A filed with the SEC on February 2, 2017. Includes 3,133,224 shares of common stock beneficially owned by BVF Inc. and various affiliated entities and one individual. BVF Partners L.P. is the general partner of Biotechnology Value Fund, L.P. and Biotechnology Value Fund II, L.P., the sole member of BVF Partners OS Ltd. and the investment manager of Biotechnology Value Trading Fund OS, L.P. and of certain management accounts, each of which may be deemed to beneficially own the shares. Mark Lampert is the sole officer and director of BVF Inc. and may be deemed to beneficially own the shares. Excludes 833,332 shares issuable upon the exercise of warrants, 1,250,022 shares issuable upon the conversion of Series C convertible preferred stock, 888,851 shares issuable upon the conversion of Series B convertible preferred stock and 416,673 shares issuable upon the conversion of Series A convertible preferred stock, none of which can be exercised or converted within 60 days of February 28, 2017. The address of BVF Inc. is 1 Sansome Street, 30th Floor, San Francisco, California 94104.
(8)	Based on information of beneficial ownership as of December 31, 2017, included in a Schedule 13G/A filed with the SEC on April 14, 2017. The address of EcoR1 Capital Fund is 409 Illinois St., San Francisco, California 94158.

(9)	Includes 25,000 shares of common stock that Dr. Henney has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018. Shares attributable to restricted stock units owned by Dr. Henney are not reflected as none of the shares underlying the restricted stock units have vested or will vest within 60 days after February 28, 2018.
(10)	Shares attributable to restricted stock units owned by Mr. James are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2018.
(11)	Shares attributable to restricted stock units owned Dr. Love are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2018.
(12)	Shares attributable to restricted stock units owned by Mr. Spiegelman are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2018.
(13)	Includes shares attributable to restricted stock units will be owned by Mr. Azelby that will vest on April 3, 2018.
(14)	Shares attributable to restricted stock units owned by Dr. Fyfe are not reflected as none of the shares underlying the RSUs have vested or will vest within 60 days after February 28, 2018.
(15)	Includes 296,782 shares of common stock that Mr. Myers has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018.
(16)	Includes 126,777 shares of common stock that Mr. Christianson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018.
(17)	Includes 137,437 shares of common stock that Ms. Eastland has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018.
(18)	Includes 139,719 shares of common stock that Dr. Peterson has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018
(19)	Includes 36,795 shares of common stock that Dr. Walker has the right to acquire under outstanding options exercisable within 60 days after February 28, 2018.
(20)	Includes 762,507 shares of common stock issuable upon exercise of options within 60 days after February 28, 2018 and 9,328 shares of common stock that would be fully vested and issuable upon the vesting of RSUs within 60 days after February 28, 2018.

We entered into an Agreement and Plan of Merger with Seattle Genetics, Inc., on January 30, 2018, as described under the heading titled “Item 1 — Business — Overview — “2018 Merger Agreement” elsewhere in this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

We have entered into the arrangements which are described where required under the heading titled “ Item 11 — Executive Compensation — “Termination and Change of Control Provisions under Offer Letters” and “Item 11 — Executive Compensation — Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

In January 2017, we closed an underwritten offering of 26,659,300 shares of our common stock at a price of $3.30 per share, for gross proceeds of $88.0 million, and 1,818 shares of our Series E convertible preferred stock at a price of $3,300 per share for gross proceeds of $6.0 million. In this offering, affiliates of New Enterprise Associates, a holder of more than 5% of our outstanding common stock, purchased 1,818 shares of our Series E preferred stock for an aggregate purchase price of $6.0 million.

In December 2017, we entered into an agreement with CTI BioPharma, Corp (CTI) to sublease property located at 3101 Western Avenue, Seattle, Washington. BVF, a holder of more than 5% of our outstanding common stock, is a greater than 10% stockholder of CTI, and Mr. Lampert, who resigned from our board of directors in January 2017, may be deemed to be a beneficial owner of BVF.

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

Determinations Regarding Director Independence

Our board of directors has determined that each of our current directors, except Mr. Myers and Dr. Fyfe, is an “independent director” as that term is defined by the applicable rules and regulations of The Nasdaq Stock Market. The independent directors generally meet in executive session at each quarterly board of directors’ meeting.

Our board of directors has also determined that each member of the audit committee, the compensation committee, and the corporate governance and nominating committee meets the independence standards applicable to those committees prescribed by the applicable rules and regulations of The Nasdaq Stock Market, the SEC, and the Internal Revenue Service.

Our board of directors has determined that Mr. Spiegelman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Fees and related expenses for the 2017 audit by Ernst & Young LLP of our annual financial statements, its review of the financial statements included in our 2017 quarterly reports and other services, which include comfort letters, consents and accounting consultations that are provided in connection with statutory and regulatory filings totaled $517,885. Fees and related expenses for 2016 totaled $592,002.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Ernst & Young LLP billed us $1,995 for each of the years 2017 and 2016 for a subscription to their technical accounting database.

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

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 30, 2018, by and among Cascadian Therapeutics, Inc., Seattle Genetics, Inc. and Valley Acquisition Sub, Inc.	8-K	001-33882	2.1	January 31, 2018

2.2	Agreement and Plan of Reorganization by and among Cascadian Therapeutics, AB Acquisition (DE) Corp., Alpine Biosciences, Inc. and Mitchell H. Gold, M.D., as Stockholders’ Agent, dated August 8, 2014.	8-K	001-33882	2.1	August 11, 2014

3.1	Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	S-4/A	333-145995	3.1	September 27, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	001-33882	3.1	June 10, 2014

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	001-33882	3.1	June 9, 2016

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	001-33882	3.1	November 23, 2016

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cascadian Therapeutics, Inc.	8-K	001-33882	3.1	June 9, 2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	001-33882	3.1	September 23, 2014

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-33882	3.1	February 11, 2015

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.	8-K	001-33882	3.1	May 14, 2015

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.	8-K	001-33882	3.1	June 28, 2016

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.	8-K	001-33882	3.1	January 27, 2017

3.11	Bylaws of Cascadian Therapeutics, Inc.	10-Q	001-33882	3.1	August 14, 2009

4.1	Form of Common Stock Certificate.	S-4/A	333-145995	4.1	September 27, 2007

4.2	Form of Series A Convertible Preferred Stock Certificate.	8-K	001-33882	4.1	September 23, 2014

4.3	Form of Series B Convertible Preferred Stock Certificate.	8-K	001-33882	4.1	February 11, 2015

4.4	Form of Series C Convertible Preferred Stock Certificate.	8-K	001-33882	4.1	May 14, 2015

4.5	Form of Series D Convertible Preferred Stock Certificate.	8-K	001-33882	4.1	June 28, 2016

4.6	Form of Series E Convertible Preferred Stock Certificate.	8-K	001-33882	4.1	January 27, 2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.7	Form of Warrant to Purchase Common Stock issued by Cascadian Therapeutics, Inc. to the Lenders pursuant to the terms of the Loan and Security Agreement.	8-K	001-33882	10.3	February 9, 2011

4.8	Form of Warrant issued by Cascadian Therapeutics, Inc. to BVF Partners L.P. and certain of its affiliates.	8-K	001-33882	4.1	May 30, 2013

4.9	Form of Registration Rights Agreement.	8-K	001-33882	10.1	January 24, 2017

10.1*	Amended and Restated Share Option Plan.	10-K	001-33882	10.1	March 10, 2015

10.2*	Form of Stock Option Agreement under the Amended and Restated Share Option Plan.	10-K	001-33882	10.2	March 10, 2015

10.3*	Amended and Restated Restricted Share Unit Plan.	S-8	333-196581	99.2	June 6, 2014

10.4*	Form of Restricted Share Unit Agreement under the Amended and Restated Restricted Share Unit Plan.	10-K	001-33882	10.4	March 9, 2012

10.5*	2010 Employee Stock Purchase Plan.	8-K	001-33882	10.1	June 8, 2010

10.6*	Form of Subscription Agreement and Notice of Withdrawal under the 2010 Employee Stock Purchase Plan.	8-K	001-33882	10.2	June 8, 2010

10.7*	2016 Equity Incentive Plan.	DEF 14A	001-33882	App. A	April 26, 2017

10.8*	Form of Notice of Stock Option Grant and Stock Option Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-33882	10.5	August 8, 2016

10.9*	Form of Notice of Restricted Stock Unit Award (Employee) and Restricted Stock Unit Award Agreement (Employee) under the 2016 Equity Incentive Plan.	10-Q	001-33882	10.6	August 8, 2016

10.10*	Form of Notice of Restricted Stock Unit Award (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) under the 2016 Equity Incentive Plan.	10-Q	001-33882	10.7	August 8, 2016

10.11*	Form of Notice of Inducement Stock Option Grant and Inducement Stock Option Award Agreement.	8-K	001-33882	10.2	March 29, 2016

10.12*	Form of Indemnification Agreement.	S-4/A	333-145995	10.1	September 27, 2007

10.13*	Offer Letter of Employment between Cascadian Therapeutics, Inc. and Scott Myers, dated March 28, 2016.	8-K	001-33882	10.1	March 29, 2016

10.14*	Form of Executive Employment Agreement.	8-K	001-33882	10.1	May 19, 2016

10.15	Office Lease between Selig Holdings Company and Cascadian Therapeutics, Inc., dated May 9, 2008.	10-Q	001-33882	10.3	November 10, 2008

10.16	Lease Termination Agreement between Selig Holdings Company and Cascadian Therapeutics, Inc., dated December 4, 2017.					X

10.17†	License Agreement between Cascadian Therapeutics, Inc. and Array BioPharma Inc., dated December 11, 2014.	10-K	001-33882	10.26	March 10, 2015

10.18	Sublease between CTI Biopharma, Corp. and Cascadian Therapeutics, Inc., dated December 4, 2017.					X

10.19*	Amendment to Scott Myers Employment Agreement.	8-K	001-33882	10.1	February 7, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20*	Form of Amendment to Employee Confidentiality, Invention Assignment and Non-Compete Agreements.	8-K	001-33882	10.2	February 7, 2018

10.21*	Amendment to Scott Myers Confidentiality Agreement.	8-K	001-33882	10.3	February 7, 2018

10.22*	Form of Amendment to Executive Employment Agreements.	8-K	001-33882	10.4	February 7, 2018

10.23*	Form of Transaction Bonus Agreement.	8-K	001-33882	10.5	February 7, 2018

21.1	Subsidiaries of Cascadian Therapeutics, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer.					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer.					X

32.1+	Section 1350 Certification of the Principal Executive Officer.					X

32.2+	Section 1350 Certification of the Principal Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
+	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, County of King, State of Washington on March 8, 2018.

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

Signature	Title	Date

/s/ Scott D. Myers	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2018
Scott D. Myers

/s/ Julia M. Eastland	Chief Financial Officer, Chief Business Officer and Secretary (Principal Financial and Accounting Officer)	March 8, 2018
Julia M. Eastland

/s/ Christopher S. Henney, Ph.D.	Director	March 8, 2018
Christopher S. Henney, Ph.D.

/s/ Gwen A. Fyfe, M.D.	Director	March 8, 2018
Gwen A. Fyfe, M.D.

/s/ Steven P. James	Director	March 8, 2018
Steven P. James

/s/ Ted W. Love, M.D.	Director	March 8, 2018
Ted W. Love, M.D.

/s/ Daniel K. Spiegelman	Director	March 8, 2018
Daniel K. Spiegelman

/s/ Robert W. Azelby	Director	March 8, 2018
Robert W. Azelby

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of

Directors of Cascadian Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cascadian Therapeutics, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Seattle, Washington

March 8, 2018

CASCADIAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current:
Cash and cash equivalents	$16,777	$13,721
Short-term investments	76,500	49,084
Accounts and other receivables	344	238
Prepaid and other current assets	1,218	1,411

Total current assets	94,839	64,454
Long-term investments	7,711	—
Property and equipment, net	656	1,402
Goodwill	16,659	16,659
Other assets	960	750

Total assets	$120,825	$83,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$2,246	$824
Accrued and other liabilities	6,085	3,323
Accrued compensation and related liabilities	3,073	4,274
Current portion of restricted share unit liability	355	352

Total current liabilities	11,759	8,773
Other liabilities	—	105
Class UA preferred stock, 12,500 shares authorized, 12,500 shares issued and outstanding	30	30
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2017 and 2016; Series A Convertible Preferred Stock – 2,500 shares and 10,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively; Series B Convertible Preferred Stock – 5,333 shares issued and outstanding as of December 31, 2017 and 2016; Series C Convertible Preferred Stock – 7,500 shares issued and outstanding as of December 31, 2017 and 2016; Series D Convertible Preferred Stock – 17,250 shares issued and outstanding as of December 31, 2017 and 2016; Series E Convertible Preferred Stock – 1,818 shares and zero shares issued and outstanding as of December 31, 2017 and 2016, respectively

	—	—
Common stock, $0.0001 par value; 130,000,000 shares and 66,666,667 shares authorized as of December 31, 2017 and 2016, respectively; 50,598,611 shares and 22,562,640 shares issued and outstanding as of December 31, 2017 and 2016, respectively	353,852	353,849
Additional paid-in capital	389,637	297,922
Accumulated deficit	(629,268)	(572,334)
Accumulated other comprehensive loss	(5,185)	(5,080)

Total stockholders’ equity	109,036	74,357

Total liabilities and stockholders’ equity	$120,825	$83,265

See accompanying notes to the consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Operating expenses
Research and development	$43,980	$27,467	$23,468
General and administrative	14,109	17,630	9,321
Intangible asset impairment	—	19,738	—

Total operating expenses	58,089	64,835	32,789

Loss from operations	(58,089)	(64,835)	(32,789)
Other income
Investment and other income, net	1,155	222	80
Change in fair value of warrant liability	—	—	128

Total other income, net	1,155	222	208

Loss before income taxes	(56,934)	(64,613)	(32,581)
Income tax benefit	—	(6,908)	—

Net loss	(56,934)	(57,705)	(32,581)

Deemed dividend related to beneficial conversion feature on convertible preferred stock	(982)	(2,588)	—

Net loss attributable to common stockholders	$(57,916)	$(60,293)	$(32,581)

Net loss per share — basic and diluted (1)	$(1.21)	$(3.13)	$(2.02)

Shares used to compute basic and diluted net loss per share (1)	47,966,493	19,264,121	16,102,860

(1)	Basic and diluted net loss per share, and shares to used compute basic and diluted net loss per share for the year ended December 31, 2015 have been adjusted retroactively to reflect the 1-for-6 reverse stock split.

See accompanying notes to the consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(56,934)	$(57,705)	$(32,581)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (loss) during the period, net	(105)	(16)	27

Other comprehensive income (loss)	(105)	(16)	27

Comprehensive loss	$(57,039)	$(57,721)	$(32,554)

See accompanying notes to the consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2015	15,266,899	$353,856	10,000	$—	$224,549	$(482,048)	$(5,091)	$91,266

Net loss	—	—	—	—	—	(32,581)	—	(32,581)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	27	27
Common stock issued, net of offering costs of $1.5 million	2,449,943	1	—	—	20,557	—	—	20,558
Series B Convertible Preferred Stock issued, net of offering costs of $0.1 million	(666,667)	—	5,333	—	1,863	—	—	1,863
Series C Convertible Preferred Stock issued	(1,250,000)	(1)	7,500	—	—	—	—	(1)
Issuances under employee stock purchase plan	11,255	—	—	—	112	—	—	112
Restricted stock units converted	12,231	—	—	—	278	—	—	278
Share-based compensation expense	—	—	—	—	2,179	—	—	2,179
Stock options exercised	3,324	—	—	—	34	—	—	34

Balance at December 31, 2015	15,826,985	353,856	22,833	—	249,572	(514,629)	(5,064)	83,735

Net loss	—	—	—	—	—	(57,705)	—	(57,705)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(16)	(16)
Common stock issued, net of offering costs of $2.4 million	6,708,333	4	—	—	29,820	—	—	29,824
Series D Convertible Preferred Stock issued, net of offering costs of $0.3 million	—	—	17,250	—	13,458	—	—	13,458
Beneficial conversion feature related to the issuance of Series D preferred stock	—	—	—	(2,588)	2,588	—	—	—
Deemed dividend related to beneficial conversion feature of Series D preferred stock	—	—	—	2,588	(2,588)	—	—	—
Reverse stock split adjustment	(7)	(11)	—	—	11	—	—	—
Issuances under employee stock purchase plan	19,161	—	—	—	91	—	—	91
Restricted stock units converted	8,168	—	—	—	60	—	—	60
Share-based compensation expense	—	—	—	—	4,685	—	—	4,685
Recovery of related party short-swing profit	—	—	—	—	225	—	—	225

Balance at December 31, 2016	22,562,640	353,849	40,083	—	297,922	(572,334)	(5,080)	74,357

Net loss	—	—	—	—	—	(56,934)	—	(56,934)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(105)	(105)
Common stock issued, net of offering costs of $5.6 million	26,659,300	3	—	—	82,353	—	—	82,356
Series E Convertible Preferred Stock issued, net of offering costs of $0.4 million	—	—	1,818	—	5,616	—	—	5,616
Conversion of Series A Preferred Shares	1,250,024	—	(7,500)	—	—	—	—	—
Issuances under employee stock purchase plan	65,437	—	—	—	184	—	—	184
Beneficial conversion feature related to the issuance of Series E preferred stock	—	—	—	(982)	982	—	—	—
Deemed dividend related to beneficial conversion feature of Series E preferred stock	—	—	—	982	(982)	—	—	—
Restricted stock units converted	61,210	—	—	—	236	—	—	236
Share-based compensation expense	—	—	—	—	3,026	—	—	3,026
Recovery of related party short-swing profit	—	—	—	—	300	—	—	300

Balance at December 31, 2017	50,598,611	$353,852	34,401	$—	$389,637	$(629,268)	$(5,185)	$109,036

(1)	Common stock shares for the years ended December 31, 2015 and 2014 have been adjusted retroactively to reflect the 1-for-6 reverse stock split.

See accompanying notes to the consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(56,934)	$(57,705)	$(32,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	956	642	613
Amortization of premiums and accretion of discounts on securities	(6)	238	305
Share-based compensation expense	3,345	4,609	2,748
Change in fair value of warrant liability	—	—	(128)
Intangible assets impairment	—	19,738	—
Income tax benefit	—	(6,908)	—
Other	(96)	69	(7)
Net changes in assets and liabilities:
Accounts and other receivables	(106)	(38)	98
Prepaid and other current assets	193	7	(530)
Other long-term assets	(211)	(396)	(124)
Accounts payable	1,422	385	(250)
Accrued and other liabilities	2,762	514	765
Accrued compensation and related liabilities	(1,201)	2,752	(92)
Other long-term liabilities	(105)	(638)	406

Net cash used in operating activities	(49,981)	(36,731)	(28,777)

Cash flows from investing activities
Purchases of investments	(131,752)	(92,268)	(61,556)
Redemption of investments	96,526	71,440	86,027
Purchases of property and equipment	(114)	(147)	(771)

Net cash provided by (used in) investing activities	(35,340)	(20,975)	23,700

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	82,540	29,914	20,669
Proceeds from issuance of convertible preferred stock, net of issuance costs	5,616	13,458	1,863
Proceeds from stock options exercised	—	—	34
Cash paid upon conversion of restricted share units	(79)	(20)	(93)
Recovery of related party short-swing profit	300	225	—

Net cash provided by financing activities	88,377	43,577	22,473

Increase (decrease) in cash and cash equivalents	3,056	(14,129)	17,396
Cash and cash equivalents, beginning of year	13,721	27,850	10,454

Cash and cash equivalents, end of year	$16,777	$13,721	$27,850

Supplemental disclosures of non-cash investing and financing activities:
Accretion on convertible preferred stock associated with beneficial conversion feature	$982	$2,588	$—

See accompanying notes to the consolidated financial statements

CASCADIAN THERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

On January 30, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Seattle Genetics, Inc., a Delaware corporation (Seattle Genetics), and Valley Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Seattle Genetics (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on February 8, 2018, Merger Sub commenced a tender offer (the Offer) to acquire all of our issued and outstanding shares of common stock (the Shares) at a purchase price of $10 per Share (the Offer Price), net to the seller in cash, without interest and subject to any required withholding taxes.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the following significant accounting policies.

Change in Authorized Shares and Reverse Stock Split

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

Basis of consolidation

The Company’s consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, including Cascadian Therapeutics (Australia) Pty Ltd, Protocell Therapeutics Inc., Oncothyreon Canada Inc., Biomira Management Inc., ProlX Pharmaceuticals Corporation, Biomira BV and Oncothyreon Luxembourg. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of 90 days or less at the time of purchase. At December 31, 2017, cash and cash equivalents was comprised of $10.3 million in cash, and $6.5 million in money market funds and government securities. As of December 31, 2016, cash and cash equivalents was comprised of $7.2 million in cash and $6.6 million in money market funds. The carrying value of cash equivalents approximates their fair value.

Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other-than-temporary impairments. The Company determined that the unrealized losses on its marketable securities as of December 31, 2017 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. The Company’s long-term investments are investments with maturities exceeding 12 months from the reporting date. The Company is exposed to credit risk on its cash equivalents, short-term investments and long-term investments in the event of non-performance by counterparties, but does not anticipate such non-performance and mitigates exposure to concentration of credit risk through the nature of its portfolio holdings. If a security falls out of compliance with the Company’s investment policy, it may be necessary to sell the security before its maturity date in order to bring the investment portfolio back into compliance. The cost basis of any securities sold is determined by specific identification. The fair value of available-for-sale securities is based on prices obtained from third-party pricing services. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party pricing services. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance. The amortized cost, unrealized gain or losses and fair value of the Company’s cash, cash equivalents and investments for the periods presented are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2017:
Cash	$10,300	$—	$—	$10,300
Money market funds	6,477	—	—	6,477
Debt securities of U.S. government agencies	57,851	—	(98)	57,753
Corporate bonds	26,479	—	(21)	26,458

Total	$101,107	$—	$(119)	$100,988

As of December 31, 2016:
Cash	$7,162	$—	$—	$7,162
Money market funds	6,559	—	—	6,559
Debt securities of U.S. government agencies	38,387	1	(10)	38,378
Corporate bonds	10,711	—	(5)	10,706

Total	$62,819	$1	$(15)	$62,805

The following table summarizes the aggregate related fair value of investments with unrealized losses by investment category:

	As of December 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Debt securities of U.S. government agencies	$55,276	$(98)	$31,990	$(10)
Corporate bonds	26,458	(21)	8,955	(5)

Total	$81,734	$(119)	$40,945	$(15)

The following table summarizes the Company’s available for sale securities by contractual maturity:

	As of December 31, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$83,080	$82,977	$55,657	$55,643
Greater than one year but less than five years	7,727	7,711	—	—

Total	$90,807	$90,688	$55,657	$55,643

Warrants

Warrants issued in connection with the Company’s September 2010 financings were recorded as liabilities as they had the potential for cash settlement upon the occurrence of a fundamental transaction. Changes in the fair value of the warrants were recognized as other income (expense) in the consolidated statements of operations. Warrants issued in connection with the Company’s September 2010 financing expired on October 12, 2015. No liability-classified warrants were outstanding as of December 31, 2017 and 2016.

Accounts and other receivables

Accounts and other receivables are reviewed whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. As of December 31, 2017, the Company does not deem an allowance to be necessary.

Property and equipment, depreciation and amortization

Property and equipment are recorded at cost and depreciated over their estimated useful lives on a straight-line basis, as follows:

Scientific and office equipment	5 years
Computer software and equipment	3 years
Leasehold improvements and leased equipment	Shorter of useful life or the term of the lease

Long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its estimated fair value. Fair value is determined by management through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. An impairment charge of approximately $0.1 million related to laboratory equipment was recorded in our consolidated statement of operations for the year ended December 31, 2017. No impairment charges were recorded for the years ended December 31, 2016 and 2015.

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

Other liabilities

Other liabilities include the long-term portion of accrued milestone payments and deferred rent. Certain milestone payments under our previous agreement with STC.UNM are accrued on a straight-line basis from initiation of the license agreement to the milestone payment date. Also included in this line item is the long-term portion of deferred rent. Rent expense is recognized on a straight-line basis over the term of the lease. Lease incentives, including rent holidays provided by lessors, and rent escalation provisions are accounted for as deferred rent.

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

Income or loss per share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C, D and E convertible preferred stock and shares granted under the 2010 Employee Stock Purchase Plan (ESPP). The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the years ended December 31, 2017, 2016 and 2015, were the same, since all potentially dilutive shares were anti-dilutive. Basic and diluted net loss per share for all periods presented have been adjusted retrospectively to reflect the 1-for-6 reverse stock split. For additional information regarding the income or loss per share, see “Note 6 — Share Capital.”

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

There were no reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015. The table below shows the changes in accumulated balances of each component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

	Net Unrealized Gains/(losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(25)	$(5,066)	$(5,091)
Other comprehensive income	27	—	27

Balance at December 31, 2015	$2	$(5,066)	$(5,064)
Other comprehensive loss	(16)	—	(16)

Balance at December 31, 2016	$(14)	$(5,066)	$(5,080)
Other comprehensive loss	(105)	—	(105)

Balance at December 31, 2017	$(119)	$(5,066)	$(5,185)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The standard requires application using a retrospective transition method and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve financial reporting for leasing transactions. The new standard requires lessees to recognize on the balance sheets a right of use asset and related lease liability. Lessor accounting under the new standard remains similar under current GAAP. The ASU also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The effective date for public entities is fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating any impact this standard may have on its consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will change how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With the exception of early application guidance outlined in this standard, early adoption is not permitted. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. For public entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company adopted this standard on January 1, 2018. As the Company does not currently have any revenue arrangements in the scope of the new revenue standard, this standard did not have an effect on its financial position or results of operations upon adoption.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market funds	$6,477	$—	$—	$6,477	$6,559	$—	$—	$6,559
Debt securities of U.S. government agencies	—	57,753	—	57,753	—	38,378	—	38,378
Corporate bonds	—	26,458	—	26,458	—	10,706	—	10,706

	$6,477	$84,211	$—	$90,688	$6,559	$49,084	$—	$55,643

Financial Liability:
Restricted Share Units	$355	$—	$—	$355	$352	$—	$—	$352

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

The table below outlines the cost, accumulated depreciation and amortization and net carrying value of the Company’s property and equipment for the years ended December 31, 2017 and 2016:

	2017
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Scientific equipment	$1,192	$(939)	$253
Leasehold improvements	1,868	(1,829)	39
Computer software and equipment	423	(325)	98
Office equipment	364	(98)	266

	$3,847	$(3,191)	$656

	2016
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value
	(In thousands)
Scientific equipment	$3,077	$(2,241)	$836
Leasehold improvements	1,627	(1,269)	358
Computer software and equipment	390	(315)	75
Office equipment	170	(37)	133

	$5,264	$(3,862)	$1,402

Depreciation and leasehold improvement amortization expense was $1.0 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and leasehold improvement amortization expense for the year ended December 31, 2017 included accelerated depreciation of $0.3 million on leasehold improvements due to a change in the termination date of the Company’s May 2008 lease.

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

6.	SHARE CAPITAL

The Company has the authority to issue a total of 140,012,500 shares of capital stock divided into three classes as follows:

•	130,000,000 shares of Common Stock, $0.0001 par value per share.

•	10,000,000 shares of Preferred Stock(1), $0.0001 par value per share

•	12,500 shares of Class UA Preferred Stock, no par value (the “ Class UA Preferred Stock ”).

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

Class UA preferred stock

As of December 31, 2017 and 2016, the Company had 12,500 shares of Class UA preferred stock authorized, issued and outstanding. The Class UA preferred stock has the following rights, privileges, and limitations:

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

Holders of Class UA preferred stock are entitled to mandatory redemption of their shares if the Company realizes “net profits” in any year. For this purpose, “net profits … means the after-tax profits determined in accordance with generally accepted accounting principles, where relevant, consistently applied.” The Company has taken the position that this applies to Canadian GAAP and, accordingly, there have been no redemptions to date.

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

Preferred stock

As of December 31, 2017 and 2016, the Company had authorized 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2017, the Company had 2,500 shares of Series A convertible preferred stock, 5,333 shares of Series B convertible preferred stock, 7,500 shares of Series C convertible preferred stock, 17,250 shares of Series D convertible preferred stock and 1,818 shares of Series E convertible preferred stock issued and outstanding. As of December 31, 2016, the Company had 10,000 shares of Series A convertible preferred stock, 5,333 shares of Series B convertible preferred stock and 7,500 shares of Series C convertible preferred stock and 17,250 shares of Series D convertible preferred stock issued and outstanding. Shares of preferred stock may be issued in one or more series from time to time by the board of directors of the Company, and the board of directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the board of directors of the Company, the preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

Series A Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had 2,500 shares and 10,000 shares of Series A convertible preferred stock issued and outstanding, respectively. In July 2017, 7,500 shares of Series A convertible preferred stock were converted into 1,250,024 shares of the Company’s common stock.

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

Series B Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had 5,333 shares of Series B convertible preferred stock issued and outstanding.

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

Series C Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had 7,500 shares of Series C convertible preferred stock issued and outstanding.

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

Series D Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had 17,250 shares of Series D convertible preferred stock issued and outstanding.

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

Series E Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had 1,818 shares and zero shares of Series E convertible preferred stock issued and outstanding.

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

The Company recognized a beneficial conversion feature as a non-cash dividend in the amount of $1.0 million, calculated as the number of potential conversion shares multiplied by the excess of the market price of its common stock over the price per conversion share of the Series E convertible preferred stock on the commitment date. The non-cash deemed dividend of $1.0 million was recorded in additional paid-in capital as a deemed dividend on the Series E convertible preferred stock, and was used in determining the net loss applicable to common stockholders in the consolidated statement of operations for the year ended December 31, 2017.

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

As of December 31, 2017 and 2016, the Company had 130,000,000 shares and 66,666,667 shares of common stock, $0.0001 par value per share, authorized, respectively. The holders of common stock are entitled to receive such dividends or distributions as are lawfully declared on the Company’s common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company’s stockholders. As a Delaware corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company’s indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

Amounts pertaining to issuances of common stock are classified as common stock on the consolidated balance sheet, approximately $5,060 and $2,256 of which represents par value of common stock as of December 31, 2017 and 2016, respectively. Additional paid-in capital primarily relates to amounts for equity financings and share-based compensation.

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

A summary of outstanding warrants as of December 31, 2017 and 2016 and changes during the years are presented below.

	2017	2016
	Shares Underlying Warrants	Shares Underlying Warrants
Balance, beginning of year	841,449	841,449

Balance, end of year	841,449	841,449

The following table summarizes information regarding warrants outstanding at December 31, 2017:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
$18.48	8,116	February 8, 2018
$30.00	833,333	December 5, 2018

	841,449

	Years Ended December 31,
	2017	2016
Shares underlying warrants outstanding classified as equity	841,449	841,449

Equity Financings

On January 27, 2017, the Company closed an underwritten offering of 26,659,300 shares of its common stock at a price to the public of $3.30 per share, for gross proceeds of approximately $88.0 million. The shares included 3,477,300 shares of common stock sold pursuant to the over-allotment option granted by us to the underwriters, which option was exercised in full. In addition, the Company closed a concurrent underwritten offering of 1,818 shares of its Series E convertible preferred stock at a price to the public of $3,300 per share, for gross proceeds of approximately $6.0 million. Each share of Series E convertible preferred stock is non-voting and convertible into 1,000 shares of its common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $94.0 million. Aggregate net proceeds from the offerings, after underwriting discounts and commissions and other expenses of $6.0 million, were approximately $88.0 million.

On June 28, 2016, the Company closed an underwritten public offering of 6,708,333 shares of its common stock at a price to the public of $4.80 per share for gross proceeds of $32.2 million. The shares include 875,000 shares of common stock sold pursuant to the over-allotment option granted by the Company to the underwriters, which option was exercised in full. In addition, the Company closed a registered direct offering of 17,250 shares of its Series D convertible preferred stock at a price of $800.00 per share directly to affiliates of BVF for gross proceeds of $13.8 million. Each share of Series D convertible preferred stock is non-voting and convertible into 1,000 shares of its common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 19.99% of the common stock then outstanding. Aggregate gross proceeds from the offerings were approximately $46.0 million. Aggregate net proceeds from the offerings, after underwriting discounts, commissions and other expenses of $2.7 million, were approximately $43.3 million.

On February 6, 2015, the Company entered into two underwriting agreements with Jefferies LLC, as underwriter, for separate but concurrent offerings of the Company’s securities. On February 11, 2015, the Company closed concurrent but separate underwritten offerings of 2,250,000 shares of its common stock at a price to the public of $9.00 per share, for gross proceeds of approximately $20.3 million and 1,333 shares of its Series B convertible preferred stock at a price to the public of $1,500 per share, for gross proceeds of approximately $2.0 million. Each share of Series B convertible preferred stock is non-voting and convertible into 166.67 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would beneficially own more than 4.99% of the common stock then outstanding. As part of the common stock offering, the Company also granted the underwriters a 30-day option to purchase 337,500 additional shares of its common stock. On February 18, 2015, the Company closed a partial exercise of the underwriter’s option to purchase 199,943 additional shares of its common stock, at a price to the public of $9.00 per share, less underwriting discounts and commissions, which resulted in net proceeds to the Company of approximately $1.7 million. Aggregate gross proceeds from the offerings were approximately $24.0 million. Aggregate net proceeds from the offerings, after underwriting discounts, commissions and other expenses of $1.6 million, were approximately $22.4 million.

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

Net loss per share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders, which may include a deemed dividend from the amortization of a beneficial conversion feature, by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net loss per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options, restricted share units, warrants, Series A, B, C, D and E convertible preferred stock and shares granted under the 2010 ESPP. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Furthermore, adjustments to the denominator are required to reflect the addition of the related dilutive shares. Shares used to calculate basic and dilutive net loss per share for the years ended December 31, 2017, 2016 and 2015 were the same, since all potentially dilutive shares were anti-dilutive.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders used to compute net loss per share
Basic	$(57,916)	$(60,293)	$(32,581)

Diluted	$(57,916)	$(60,293)	$(32,581)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	47,966,493	19,264,121	16,102,860

Diluted	47,966,493	19,264,121	16,102,860

Net loss per share—basic and diluted	$(1.21)	$(3.13)	$(2.02)

The following table presents the number of shares that were excluded from the number of shares used to calculate diluted net loss per share. The share data for the years ended December 31, 2017, 2016 and 2015 has been adjusted to reflect the 1-for-6 reverse stock split.

	Years Ended December 31,
	2017	2016	2015
Director and employee stock options	3,170,542	1,866,711	1,225,194
Warrants	841,449	841,449	841,449
Convertible preferred stock (as converted to common stock):
Series A	416,673	1,666,697	1,666,697
Series B	888,851	888,851	888,851
Series C	1,250,022	1,250,022	1,250,022
Series D	2,875,055	2,875,055	—
Series E	1,818,000	—	—
Employee restricted share units	327,820	—	—
Non-employee director restricted share units	95,999	81,619	38,157
Employee stock purchase plan	4,237	1,830	449

7.	SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to value the options at each grant date, using the following weighted average assumptions:

	2017	2016	2015
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	76.47%	74.63%	72.15%
Risk-free interest rate	1.94%	1.46%	1.63%
Expected life of options in years	5.69	6.22	6.00

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

Share-based compensation expense under the 2016 Equity Incentive Plan (2016 EIP), the Amended and Restated Share Option Plan (the Option Plan), and for an inducement grant, was $3.2 million, 4.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Share-based compensation expense for the year ended December 31, 2016 included the acceleration of share-based compensation expense in connection with management changes in the first quarter of 2016. Total compensation cost related to non-vested stock options not yet recognized was $5.3 million as of December 31, 2017, which is expected to be recognized over the next 33 months on a weighted-average basis.

A summary of option activity under the 2016 EIP, Inducement Grant and Option Plan as of December 31, 2017, and changes during the year ended December 31, 2017 is presented below.

Options	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
In US dollars ($US):
Outstanding at January 1, 2017	1,866,711	$13.36
Granted	1,508,623	4.27
Exercised	—	—
Forfeited	(100,680)	13.08
Expired	(104,112)	23.16

Outstanding at December 31, 2017	3,170,542	$8.73	7.57	$1,128

Vested or expected to vest at December 31, 2017	2,940,709	$9.02	7.45	$976

Vested and exercisable at December 31, 2017	1,096,633	$14.57	5.25	$—

The weighted average grant-date fair values of options granted were $2.81, $4.53 and $13.40 for the years ended December 31, 2017, 2016 and 2015, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2017. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $10.9 million, $10.6 million and $8.0 million, respectively. No stock options were exercised for the year ended December 31, 2017 and 2016. There were 3,324 stock options exercised for the year ended December 31, 2015. Cash received from stock option exercises and the total intrinsic value of stock option exercises for the year ended December 31, 2017 and 2016 was zero. Cash received from stock option exercises and the total intrinsic value of stock option exercises for the years ended December 31, 2015 were $34,568 and $39,859, respectively. As of December 31, 2017, there was no exercisable, in-the-money stock options based on the Company’s closing share price of $3.70 on The Nasdaq Global Market.

2016 Equity Incentive Plan

On June 23, 2016, the Company’s stockholders approved the 2016 EIP. As of that date, the Company ceased granting options under its Option Plan, ceased granting restricted shares units under its Amended and Restated RSU Plan (the RSU Plan) and transferred the remaining shares available for issuance under the Option Plan and the RSU Plan to the 2016 EIP. As of the effective date of the 2016 EIP, 1,200,905 shares of common stock were reserved for issuance under the 2016 EIP, consisting of 1,050,000 shares available for awards under the 2016 EIP plus 82,884 and 68,021 shares of common stock previously reserved but unissued under the Option Plan and the RSU Plan, respectively, that were available for issuance under the 2016 EIP on the effective date of the 2016 EIP. On June 8, 2017, the Company’s stockholders approved an amendment to the 2016 EIP to increase the total shares of common stock available for issuance under the 2016 EIP from 1,200,905 shares to 7,900,905 shares. As of December 31, 2017, there were 5,723,523 shares of common stock available for future grant under the 2016 EIP.

All grants under the 2016 EIP may have a term up to ten years from the date of grant. Vesting schedules are determined by the compensation committee of the board of directors or its designee when each award is granted. Upon vesting of RSUs granted to employees, a portion of the RSUs will be settled in cash equivalent to the employee’s minimum required withholding tax on the value of the vested RSUs. The Company measures and recognizes compensation expense for equity-classified restricted stock units (RSUs), and stock options granted to its employees based on the fair value of the awards on the date of grant. The fair value of each RSU was determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in Nasdaq Global Market. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Share-based compensation expense for equity-classified RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. RSU grants made to its non-employee directors are classified as liabilities. Share-based compensation expense for liability-classified RSUs are re-measured at each reporting date until settlement of the award.

A summary of the RSU activity under the 2016 EIP as of December 31, 2017, and changes during such year is presented below:

Restricted Share Units to Employees	Restricted Share Units	Weighted Average Fair Value per Unit
Non-vested at January 1, 2017	—	$—
Granted	335,920	4.24
Forfeited	(8,100)	4.55

Non-vested at December 31, 2017	327,820	$3.70

Expected to vest at December 31, 2017	327,820	$3.70

Restricted Share Units to Non-Employee Directors	Restricted Share Units	Weighted Average Fair Value per Unit
Non-vested at January 1, 2017	54,348	$4.31
Granted	95,999	3.65
Converted	(54,348)	3.86

Non-vested at December 31, 2017	95,999	$3.70

Expected to vest at December 31, 2017	95,999	$3.70

Under the 2016 EIP, the Company granted 95,999 RSUs with a fair value of approximately $350,000 and 54,348 RSUs with a fair value of $300,000 to its non-employee directors for the year ended December 31, 2017 and 2016, respectively. The Company issued 54,348 shares to its non-employee directors upon conversion of RSUs for the year ended December 31, 2017. Upon vesting, RSUs of 54,348 with a weighted average fair value of $3.86 were converted into 54,348 shares of common stock for the years ended December 31, 2017. The Company withheld 13,590 shares of the 54,348 for the year ended December 31, 2017. The Company delivered to non-employee directors cash totaling $52,412, which was equal to the fair value of the shares withheld on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs for the years ended December 31, 2017. As of December 31, 2017, there was no unrecognized compensation cost related to unvested RSUs.

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

Inducement Grant

On April 4, 2016, the Company made an inducement stock option grant (Inducement Grant) of 474,810 options. Options granted under the Inducement Grant vest 25% on the first anniversary of the vesting commencement date, with the balance vesting in monthly increments for 36 months following the first anniversary of grant, and expire ten years following the date of grant. No stock options were exercised under the inducement grant during the year ended December 31, 2017.

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

Upon vesting, RSUs of 27,271,10,893 and 16,308 with a weighted average fair value per unit of $3.87, $18.36 and $22.75 were converted into 27,271, 10,893 and 16,308 shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively. Pursuant to an October 2011 amendment to the Company’s RSU Plan, the Company withheld 6,819 shares of the 27,271 for the year ended December 31, 2017, 2,723 shares of the 10,893 RSUs for the year ended December 31, 2016 and 4,078 shares of the 16,308 RSUs for the year ended December 31, 2015. The Company delivered to its non-employee directors cash totaling $26,395, $20,098 and $92,759, which was equal to the fair value of the shares withheld on the vesting date in order to facilitate satisfaction of the non-employee directors’ income tax obligation with respect to the vested RSUs for the years ended December 31, 2017, 2016 and 2015, respectively.

Upon the adoption of the 2016 EIP on June 23, 2016, all shares remaining for future grant under the RSU Plan became available for issuance under the 2016 EIP plan and the Company ceased granting RSUs under the RSU Plan.

A summary of the RSU activity under the RSU Plan as of December 31, 2017, and changes during the year ended December 31, 2017 is presented below:

Restricted Share Units	Restricted Share Units	Weighted Average Fair Value per Unit
Non-vested at January 1, 2017	27,271	$4.31
Converted	(27,271)	3.87

Non-vested at December 31, 2017	—	$—

Expected to vest at December 31, 2017	—	$—

As of December 31, 2017, there was no unrecognized compensation cost related to unvested RSUs. Under the RSU Plan, the re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in a reduction of $11,980 and $0.3 million in share-based compensation expense recorded in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively. The re-measurement of the outstanding RSUs together with the grant and conversion of the RSUs resulted in $0.6 million in share-based compensation expense recorded in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2015.

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

For the year ended December 31, 2017, 2016 and 2015, expense related to this plan was $0.2 million, $0.1 million and $0.1 million, respectively. As of December 31, 2017, there are 4,237 shares reserved for future purchases and there was approximately $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.04 years. The following table summarizes information for shares issued under the ESPP for the years ended December 31, 2017, 2016 and 2015:

	Shares Issued for the Years Ended December 31,
Purchase Prices	2017	2016	2015
$2.81	65,437	—	—
$4.45	—	10,900	—
$5.10	—	8,261	—
$8.94	—	—	4,698
$9.72	—	—	1,899
$11.10	—	—	4,656

Total	65,437	19,161	11,253

8.	COLLABORATIVE AND LICENSE AGREEMENTS

Array BioPharma, Inc.

On December 11, 2014, the Company entered into a License Agreement (the License Agreement) with Array BioPharma Inc. (Array). Pursuant to the License Agreement, Array granted the Company an exclusive license to develop, manufacture and commercialize tucatinib (previously known as ONT-380), an orally active, reversible and selective small-molecule HER2 inhibitor.

Under the terms of the License Agreement, the Company paid Array an upfront fee of $20 million, which was recorded as part of research and development expense upon initiation of the exclusive license agreement. In addition, if the Company sublicenses rights to tucatinib to a third party, the Company will pay Array a percentage of any sublicense payments it receives, with the percentage varying according to the stage of development of tucatinib at the time of the sublicense. Array is also entitled to receive up to a low double-digit royalty based on net sales of tucatinib by the Company and a single-digit royalty based on net sales of tucatinib by the Company’s sublicensees. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering tucatinib within that country or 10 years after the first commercial sale of tucatinib within that country.

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

On May 5, 2016, the Company entered into an agreement with STC.UNM to terminate the license agreement relating to protocell technology. The agreement provided for a mutual release of claims and payment of a termination and license fee totaling $325,000. As a result of the termination and the Company’s intent to no longer develop, license or commercialize the protocell technology, the indefinite-lived intangible assets acquired in the 2014 acquisition of Alpine were considered impaired. Accordingly, $19.7 million was fully written-off and recorded as intangible asset impairment in the Company’s consolidated statements of operations for the year ended December 31, 2016. The indefinite-lived intangible assets represent the value assigned to in-process research and development when the Company acquired the protocell technology. The Company also recognized a $6.9 million tax benefit during the year ended December 31, 2016, upon the reversal of its deferred tax liability, which solely relates to the indefinite-lived intangible assets. In addition, $1.5 million of previously recorded time-based milestones for license fees associated with the STC.UNM license agreement was reversed from research and development expenses during year ended December 31, 2016. The impairment charge did not result in any significant future cash expenditures, or otherwise impact the Company’s liquidity or cash. Please refer to the “Note 5 – Intangible Asset Impairment” and “Note 10 — Income Tax” of the audited financial statements included in this report for additional information.

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

9.	NET INVESTMENT AND OTHER INCOME (EXPENSE)

Net investment and other income (expense) include the following components for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Investment income, net	$1,065	$240	$73
Net foreign exchange gain (loss)	(5)	1	(5)
Gain (loss) on sale of equipment	170	(69)	7
Gain on sale of investment	—	—	—
Impairment expense	(75)	—	—
Other income	—	50	5

Total investment and other income, net	$1,155	$222	$80

10.	INCOME TAX

The provision (benefit) for income taxes consists of the following:

	2017	2016	2015
	(In thousands)
Current income tax expense (benefit)	$—	$—	$—
Deferred income tax expense (benefit)	—	(6,908)	—

Total income tax expense (benefit)	$—	$(6,908)	$—

The Company recorded an income tax benefit of $6.9 million in 2016 due to the reversal of its deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset.

Tax Reform

The Tax Cuts and Jobs Act (“U.S. Tax Act”) was enacted on December 22, 2017. At December 31, 2017, the Company has not completed accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, its estimates may also be affected as the Company gains a more thorough understanding of the tax law.

The U.S. Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018. The impact of the U.S. Tax Act for the Company is estimated to be a $50.1 million reduction in the Company’s net deferred tax assets to reflect the new statutory rate at which they are expected to reverse. The rate adjustment to the net deferred tax assets is a component of income tax expense and is fully offset by a decrease in the valuation allowance so there is no impact to the Company’s total tax expense.

Starting in 2018, companies may be subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the TCJA. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118. The Company has not yet made an election with respect to GILTI. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the company as the rules become effective.

The provision for income taxes was different from the expected statutory federal income tax rate as follows:

	2017	2016	2015
Tax benefit at statutory rate	35.0%	35.0%	35.0%
Change in fair value of warrant liability	0.0	0.0	0.1
Stock based compensation	(1.6)	(0.9)	0.8
Other	0.0	0.4	0.4
Tax law changes	(88.1)	0.0	0.0
Change in valuation allowance	54.7	(23.7)	(40.0)
Net operating loss expiration and true ups	0.0	0.0	3.7

Income tax benefit (provision)	0.0%	10.8%	0.0%

The Company’s net deferred tax assets and deferred tax liabilities were recorded in other assets and accrued and other liabilities, respectively on the Consolidated Balance Sheets and consist of the following as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Deferred tax assets
Accrued expenses and other	$623	$1,510
Tax benefits from losses carried forward and tax credits	126,552	147,001
Stock based compensation	2,547	4,119
Intangible assets	5,312	9,776
Other	242	207

Total deferred tax assets	$135,276	$162,613
Valuation allowance	(135,180)	(162,414)

Net deferred tax assets	96	199

Deferred tax liabilities
Prepaid expenses	96	199
Intangible asset	—	—

Total deferred tax liabilities	96	199
Net deferred tax liability	$—	$—

Based on the available evidence, the Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of these deferred tax assets will not be realized. The valuation allowance decreased by $27.2 million and increased by $17.0 million during the years ended December 31, 2017 and December 31, 2016, respectively.

The Company has recorded the following reserve for uncertain tax positions as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Balance at January 1	$662	$662	$545
Increase related to prior year tax positions			117
Decrease related to current year tax positions	—	—	—
Lapses of statute of limitations	—	—	—

Balance at December 31	$662	$662	$662

None of the unrecognized tax benefits that, if recognized, would affect the effective tax rate due to valuation allowance. We are currently not under audit by the federal, state and foreign tax authorities. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefit will materially increase or decrease within the next 12 months.

United States

The Company has accumulated net operating losses of $317.1 million and $260.0 million for United States federal tax purposes at December 31, 2017 and 2016, respectively, some of which are restricted pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years. These losses expire in fiscal years 2018 through 2037. The Company has federal research and development tax credit carryforwards of $0.7 million that will expire in fiscal years 2018 through 2029, if not utilized.

Canada

The Company has unclaimed Canada federal investment tax credits of $16.2 million and $15.2 million at December 31, 2017 and 2016, respectively, that expire in fiscal years 2018 through 2028. The Company has scientific research & experimental development expenditures of $109.1 million and $102.1 million for Canada federal purposes and $47.8 million and $44.7 million for provincial purposes at December 31, 2017 and 2016, respectively. These expenditures may be utilized in any period and may be carried forward indefinitely. The Company also has Canada federal capital losses of $150.2 million and $140.6 million and provincial capital losses of $150.3 million and $140.7 million at December 31, 2017 and 2016, respectively, which can be carried forward indefinitely to offset future capital gains. The Company has accumulated net operating losses of $5.2 million and $4.8 million at December 31, 2017 and 2016 for Canada federal tax purposes and $3.4 million and $3.1 million at December 31, 2017 and 2016 for provincial purposes which expire between 2026 and 2036. The Company is subject to examination by the Canada Revenue Agency for years after 2008. However, carryforward attributes that were generated prior to 2008 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

Australia

The Company formed an Australian entity in late 2017. The Australian entity has accumulated net operating losses of $0.2 million at December 31, 2017. A full valuation allowance has been recorded against its net deferred income tax assets.

Other

The Company files federal and foreign income tax returns in the United States and abroad. For U.S. federal income tax purposes, the statute of limitations is open for 1998 and onward for the United States and Canada due to net operating loss carried forwards.

ASU 2016-09

In 2017, the Company adopted ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting. As a result, the net operating loss deferred tax asset has increased by $5,000 as a result of the inclusion of the net operating losses related to excess tax benefits. The increase in the deferred tax asset was offset by a full valuation allowance.

11.	CONTINGENCIES, COMMITMENTS, AND GUARANTEES

On January 9, 2016, the Company adopted a Retention Payment Plan, effective as of January 11, 2016 (Retention Plan), to provide cash retention payments to certain employees in order to induce such employees to remain employed through January 10, 2017 (Retention Date). Any employee who participated in the Retention Plan and (i) remained continuously employed by the Company through the Retention Date or (ii) had been terminated by the Company other than for cause prior to the Retention Date, and (iii) signed a general release of claims was paid a lump-sum cash payment as determined on an individual basis. If such employee’s service was terminated for cause or the employee voluntarily resigned prior to the Retention Date, no such payments were to be made. In January 2017, the Company paid $2.5 million related to this plan. An expense of $0.1 million and $2.3 million related to the Retention Plan was recorded in the consolidated statement of operations for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were no liabilities recorded under the Retention Plan, since all obligations under the Retention Plan were paid in full.

Royalties

Pursuant to various license agreements, the Company may be obligated to make payments based on the achievement of certain event-based milestones, a percentage of revenues derived from the licensed technology and royalties on net sales. As of December 31, 2017, no payments were obligated as there were no milestones achieved, no technology licensed and the Company had no net sales, as defined in the agreements. As such, the Company is not currently contractually committed to any significant quantifiable payments for licensing fees, royalties or other contingent payments.

Employee benefit plan

Under a defined contribution plan available to permanent employees, the Company is committed to matching employee contributions up to limits set by the terms of the plan, as well as limits set by U.S. tax authorities. The Company’s matching contributions to the plan totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no changes to the plan during the year ended December 31, 2017.

Lease obligations — operating leases

The Company is committed to annual minimum payments under operating lease agreements for its office and laboratory space and equipment) as follows (in thousands):

Year Ending December 31,
2018	$849
2019	1,368
2020	1,410
2021	1,454
2022	499
Thereafter	—

Total	$5,580

Rental expense for operating leases in the amount of $0.5 million has been recorded in the consolidated statements of operations for each of the years ended December 31, 2017, 2016 and 2015.

On December 4, 2017, the Company entered into a lease for a new office location in Seattle, Washington totaling approximately 44,050 rentable square feet (the “New Lease”). The New Lease commenced on January 1, 2018and expires on April 30, 2022. The lease provides for a monthly base rent of $110,125 in 2018, increasing to $124,808 in 2022.

In May 2008, the Company entered into a lease for a facility in Seattle, Washington totaling approximately 17,000 square feet, which was amended in November 2016 to add approximately 2,600 square feet. The lease provided for a monthly base rent of $47,715, increasing to $57,910 in 2018. In connection with the execution of the New Lease, on December 4, 2017, the Company entered into a lease termination agreement for the early termination of the lease dated May 9, 2008 without an early termination fee. In January 2018, the Company terminated the lease.

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

In December 2017, the Company entered into an agreement with CTI BioPharma, Corp (CTI) to sublease property located at 3101 Western Avenue, Seattle, Washington. BVF, a holder of more than 5% of the Company’s outstanding common stock, is a greater than 10% stockholder of CTI, and Mr. Lampert, who resigned from the Company’s board of directors in January 2017, may be deemed to be a beneficial owner of BVF.

Recovery of Stockholder Short-Swing Profit

In August 2016 and November 2017, the Company received a payment of $0.2 million and $0.3 million, respectively, from a related-party stockholder in settlement of a short-swing profit claim under Section 16(b) of the Securities Exchange Act of 1934. The Company recognized these proceeds as a capital contribution from a stockholder, and recorded it as an increase to additional paid-in capital in its Consolidated Balance Sheets as of December 31, 2016 and 2017, respectively.

13.	SUBSEQUENT EVENTS

On January 31, 2018, the Company announced the signing of a definitive merger agreement under which Seattle Genetics has agreed to acquire the Company. Under the terms of the agreement, Seattle Genetics will pay $10.00 per share in cash, or approximately $614 million. The transaction was unanimously approved by the Boards of Directors of both companies.

Under the terms of the definitive merger agreement, on February 8, 2018, Merger Sub commenced a tender offer on or about February 8, 2018 to acquire all of the outstanding shares of common stock of the Company for $10 per share in cash. The tender offer is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of the Company’s common stock (on a fully diluted basis) and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Following the closing of the tender offer, a wholly-owned subsidiary of Seattle Genetics will merge with and into the Company, with each share of the Company’s common stock that has not been tendered being converted into the right to receive the same $10 per share in cash offered in the tender offer. The transaction is anticipated to close in the first quarter of 2018.

14.	CONDENSED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017
Operating expenses (1)	$11,562	$15,021	$14,358	$17,148
Net loss attributable to common stockholders (3)	(12,384)	(14,709)	(14,061)	(16,762)
Net loss per share — basic and diluted(2)	(0.30)	(0.30)	(0.28)	(0.33)
2016
Operating expenses (1)	$12,970	$30,483	$10,792	$10,590
Net loss attributable to common stockholders (3)	(12,887)	(25,132)	(11,762)	(10,512)
Net loss per share — basic and diluted(2)	(0.81)	(1.57)	(0.52)	(0.47)

(1)	Operating expenses for the three months ended March 31, 2016 includes a cash severance and insurance benefits of $1.6 million and non-cash compensation expense of $2.3 million due to the acceleration of share-based compensation related to changes in management in January 2016. Operating expenses for the three months ended June 30, 2016 includes an intangible asset impairment charge of $19.7 million in connection with our termination of the STC.UNM license agreement and a $1.5 million reversal of the previously recorded time-based milestones for license fees in connection with the termination of the STC.UNM license agreement (see Note 8).

(2)	Basic and diluted net loss per share for all periods presented have been adjusted retroactively to reflect the 1-for-6 reverse stock split.
(3)	Net loss attributable to common stockholders for the three months ended June 30, 2016 included an income tax benefit of $6.9 million due to the reversal of its deferred tax liability, which related solely to the impairment of the indefinite-lived intangible asset (see Note 8), and a $1.6 million deemed dividend related to the beneficial conversion feature on our Series D convertible preferred stock. Net loss attributable to common stockholders for the three months ended September 30, 2016 included a $1.0 million deemed dividend.